Form 10-Q
period 1995-06-30
MEDICAL ACTION INDUSTRIES INC
filed 1995-08-04
CIK 748270

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   Form 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                        COMMISSION FILE NUMBER 0-13251

                        MEDICAL ACTION INDUSTRIES INC.
            (Exact name of registrant as specified in its charter)

            DELAWARE                                            11-2421849
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                 150 Motor Parkway, Hauppauge, New York 11788
                   (Address of Principal executive offices)

              Registrant's telephone number, including area code:
                                 (516)231-4600

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes / /                   No /X/

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 8,002,289 shares of common stock as of July 31, 1995.

                                   Form 10-Q

                                   CONTENTS

 PART I - FINANCIAL INFORMATION

          Consolidated Balance Sheets at June 30, 1995 (Unaudited) and March 31, 1995

          Consolidated Statements of Operations for the Three Months ended June 30, 1995 and 1994 (Unaudited)

          Consolidated Statements of Cash Flows for the Three Months ended June 30, 1995 and 1994 (Unaudited)

          Notes to Consolidated Financial Statements (Unaudited)

          Management's Discussion and Analysis of Results of Operations and Financial Condition

PART II - OTHER INFORMATION

                        MEDICAL ACTION INDUSTRIES INC.
                          Consolidated Balance Sheets
                            (dollars in thousands)

                                    ASSETS

                                            June 30,                    March 31
                                              1995                        1995
                                           -----------                  --------
                                           (Unaudited)
CURRENT ASSETS:

Cash                                          $    68                   $   545
Accounts Receivable, less allowance for
 doubtful accounts of $111 at
 June 30, 1994 and March 31, 1994               6,276                     6,041
Inventories (Note 2)                           10,818                     9,204
Prepaid expenses                                  310                       332
Other current assets                              258                       260
                                              -------                   -------
         TOTAL CURRENT ASSETS                 $17,730                   $16,382

Property and equipment at cost, less
 accumulated depreciation of $3,738
 at June 30, 1995 and $3,631 at
 March 31, 1995                                 4,134                     4,344

OTHER ASSETS:

Investment in Joint Venture                       645                       666
Other Receivables, less current portion           269                       321
Goodwill, net of accumulated amortization
 of $118 on June 30, 1995 and
 $85 at March 31, 1995 (Note 3)                 2,462                     2,482
Other assets                                      105                       133
                                              -------                   -------
         TOTAL ASSETS                         $25,345                   $24,329
                                              =======                   =======

  The accompanying notes are an integral part of these financial statements.

                        MEDICAL ACTION INDUSTRIES INC.
                          Consolidated Balance Sheets
                            (dollars in thousands)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                June 30,      March 31,
                                                  1995          1995
                                              -----------     ---------
                                              (Unaudited)
CURRENT LIABILITIES:

Accounts payable                                $   836         $ 1,434
Accrued expenses, payroll and payroll taxes         528             353
Accrued income taxes                                 91              10
Current portion of capital lease obligations         10              10
Notes payable to bank                             2,996           2,997
Current portion of long-term debt                   544             573
                                                -------         -------
         TOTAL CURRENT LIABILITIES              $ 5,005         $ 5,377

Deferred Income Taxes                               414             414

Capital lease obligations, less
 current portion                                     24              26
Long-term debt, less current portion              8,539         $ 7,302
                                                -------         -------
         TOTAL LIABILITIES                      $13,982         $13,119

SHAREHOLDERS' EQUITY:

Common stock 15,000,000 shares authorized,
 $.001 par value; issued and outstanding
 8,002,289 shares at June 30, 1995
 and 8,002,289 shares at March 31, 1995               8               8
Additional paid-in capital, net of
 deferred compensation of $503 at
 June 30, 1995 and $532
 at March 31, 1995                                7,681           7,652
Retained earnings                                 3,674           3,549
                                                -------         -------
         TOTAL SHAREHOLDERS' EQUITY              11,363          11,209

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $25,345         $24,329
                                                =======         =======

  The accompanying notes are an integral part of these financial statements.

                        MEDICAL ACTION INDUSTRIES INC.
                     Consolidated Statements of Operations
                 (dollars in thousands except per share data)

                                                   Three Months Ended
                                                        June 30,
                                             1995                      1994
                                          -----------               -----------
                                          (Unaudited)               (Unaudited)

Net Sales                                   $9,441                    $7,960

Cost of Sales                                7,468                     6,437
                                            ------                    ------
Gross Profit                                $1,973                    $1,523

Selling, general and administrative
 expenses (Note 3)                           1,491                     1,404
Interest expense                               239                       114
Other Expense                                   21                        --
                                            ------                    ------
Income before income taxes                     222                         5
Income taxes                                    97                         2
                                            ------                    ------
Net income                                  $  125                    $    3
                                            ======                    ======
Net Income per share (Note 4)               $  .02                    $  .00
                                            ======                    ======

  The accompanying notes are an integral part of these financial statements.

                 MEDICAL ACTION INDUSTRIES INC. AND SUBSIDIARY
                     Consolidated Statement of Cash Flows
                            (dollars in thousands)

                                                     Three Months Ended
                                                          June 30,
                                                   1995            1994
                                                -----------     -----------
                                                (Unaudited)     (Unaudited)
OPERATING ACTIVITIES
Net income                                         $   125        $    3
Adjustments to reconcile net income
 to net cash used in
 operating activities:
  Loss from sale of property
   and equipment                                        21            --
  Depreciation and amortization                        198           158
  Deferred compensation                                 29            15
  Changes in operating assets and liabilities:
  Accounts receivable                                 (235)         (284)
  Inventories                                       (1,614)         (649)
  Prepaid expenses, other current
   assets and other receivables                         76          (191)
  Other assets                                          28            28
  Accounts payable                                    (611)         (510)
  Income taxes payable                                  81            --
  Accrued expenses
    and other liabilities                              175           (83)
                                                   -------        -------
NET CASH USED IN OPERATING ACTIVITIES               (1,727)        (1,513)

INVESTING ACTIVITIES
 Purchase of property and equipment                    (12)            (4)
 Proceeds from sale of property
  and equipment                                         57             --
                                                   -------        -------
NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                                   45             (4)

FINANCING ACTIVITIES
Proceeds from revolving line of
  credit and long-term borrowings                    1,381          1,693
Principal payments on revolving line of
 credit, long-term debt, and capital
 lease obligations                                    (176)          (138)
Purchase of treasury stock                              --           (150)
Decrease in due from officer                            --            150
                                                   -------        -------
 NET CASH PROVIDED BY
  FINANCING ACTIVITIES                               1,205          1,555
                                                   -------        -------
(DECREASE) INCREASE IN CASH                           (477)            38
Cash at beginning of year                              545            496
                                                   -------        -------
Cash at end of period                              $    68        $   534
                                                   =======        =======

  The accompanying notes are an integral part of these financial statements.

                 MEDICAL ACTION INDUSTRIES INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended March 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended March 31, 1995.

Note 2.   INVENTORIES

Inventories, which are stated at the lower of cost (first-in, first-out) or market, consist of the following:

                                     June 30,             March 31,
                                       1995                 1995
                                   -----------            ---------
                                   (Unaudited)
                                       (in thousands of dollars)

Finished Goods                       $ 3,666               $3,548
Work in Process                          148                    0
Raw Materials                          7,004                5,656
                                     -------               ------
         Total                       $10,818               $9,204

Note 3.   ACQUISITION

On August 12, 1994, the Company acquired substantially all of the assets and certain liabilities of QuanTech, Inc. ("QuanTech"). QuanTech's business consisted of the manufacture and distribution of disposable surgical supplies and a patented light handle cover used primarily in operating rooms of hospitals and out-patient surgical centers. The purchase price consisted of the issuance of 453,408 unregistered shares of the Company's common stock in addition to the assumption of $1,927,690 of the fair value of net liabilities assumed in excess of assets acquired. Further, if QuanTech's operations achieve certain gross profit levels, as defined in the agremeent, during any consecutive 12 month period through July 1996 the purchase price would be adjusted by the issuance of up to another 250,000 shares of the Company's common stock. The acquisition has been accounted for as a purchase and the operations of QuanTech have been included in the Company's Statement of Operations since the acquisition date. The aggregate of the purchase price and the net liabilities assumed totalling $2,580,595 is being amortized over twenty
(20) years ($118,277 as of June 30, 1995).

Consolidated pro forma results of operations of the Company for the three months ended June 30, 1994, as if the QuanTech acquisition had taken place on April 1, 1994, appears below. The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the acquisition been made at the beginning of the period noted, or of results which may occur in the future.

                                  Pro Forma
                              Three Months Ended
                                June 30, 1994
                              ------------------
Revenues                         $8,658,986

Income Before
 Income Taxes                        43,892

Income Tax                           17,187

Net Income                       $   31,205
                                 ==========
Net Income Per Share             $       --
                                 ==========
Weighted Average Number
 of Common Shares
 Outstanding                      8,181,251

Note 4.   NET INCOME PER SHARE

The weighted average number of shares used in computing net income per share was 8,098,043 for the three months ended June 30, 1995 and 7,727,843 for the three months ended June 30, 1994, after considering the dilutive effect of the Company's outstanding options which are considered common stock equivalents.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three months ended June 30, 1995 compared to three months ended
June 30, 1994

Net sales for the three months ended June 30, 1995 increased 19% to $9,441,000 from $7,960,000 for the three months ended June 30, 1994. The increase in net sales was attributable to approximately $792,000 of sales generated from the Company's QuanTech product line as well as sales growth in each of the Company's primary product lines, with the most significant increase coming from the domestic sale of sterile laparotomy sponges. Net sales of sterile laparotomy sponges increased approximately $719,000, or 23%, from the comparable period in fiscal 1995.

The Company presently obtains substantially all of its raw materials for operating room towels from China. These operating room towels are designated as a textile, for which an export visa is required. These export visas, together with a world-wide cotton shortage, has continued to adversely impact the availability and pricing of operating room towels. In anticipation that these conditions will continue during the current fiscal year, the Company has accelerated its procurement of operating room towels from China and, to a lesser extent, secured operating room towels from sources outside of China. Management presently anticipates that it will be able to meet the Company's requirements of operating room towels for fiscal 1996.

Gross profit for the three months ended June 30, 1995 increased 30% to $1,973,000 from $1,523,000 for the three months ended June 30, 1994. Gross profit as a percentage of net sales for the period ended June 30, 1995 increased to 21% of net sales from 19% of net sales for the period ended June 30, 1994. The increase in gross profit dollars and percentage was primarily attributable to the increase in net sales, improved efficiencies at the Company's manufacturing facilities in North Carolina and increased selling prices of operating room towels, which have been partially off-set by increases in the cost of raw materials from China. The Company believes that these cost increases will continue to adversely effect the Company's gross profits until such time that it can gain commensurate selling price increases or such costs are reduced.

Selling, general and administrative expenses for the three months ended June 30, 1995 increased 6% to $1,491,000 from $1,404,000 for the three months ended June 30, 1994. The increase in selling, general and administrative expenses is directly attributable to the increase in net sales. As a percentage of net sales, selling, general and administrative expenses decreased to 15.8% for the three months ended June 30, 1995 from 17.6% for the three months ended June 30, 1994 due to management's efforts to control expenses and reduce administrative expenses.

Interest expense for the three months ended June 30, 1995 increased 110% to $239,000 from $114,000 for the three months ended June 30, 1994. The increase in interest expense was attributable to an increase in the prime lending rate in addition to an increase in the average principal loan balances outstanding during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This increase in principal loan balances was primarily attributable to the aforementioned acquisition of QuanTech, Inc. and higher inventory levels of operating room towels.

Net income for the three months ended June 30, 1995 increased to $125,000 from $3,000 for the three months ended June 30, 1994. The increase in net income is attributable to the aforementioned increase in net sales and gross profits which were partially off-set by an increase in selling, general and administrative expenses, interest expense and a $21,000 loss on sale of property and equipment.

Liquidity and Capital Resources

Current assets have increased $1,348,000 to $17,730,000 at June 30, 1995 from $16,382,000 at March 31, 1995. The increase was primarily attributable to a $235,000 increase in accounts receivable and a $1,624,000 increase in inventory. The Company had working capital of $12,725,000 with a current ratio of 3.54 at June 30, 1995 as compared to working capital of $11,005,000 with a current ratio of 3.05 on March 31, 1995. Total bank borrowings outstanding were $12,079,000 with a debt to equity ratio of 1.06 at June 30, 1995 as compared to $10,872,000 with a debt to equity ratio of .77 at March 31, 1995. The increase in total borrowings outstanding and the decline in the Company's cash balance at June 30, 1995 are primarily attributable to borrowings required to support the increased levels of inventory necessary to meet the Company's requirements of operating room towels for Fiscal 1996.

The Company believes that the anticipated future cash flow from operations, coupled with its cash on hand and available funds under its revolving credit agreements, will be sufficient to meet working capital requirements. Management anticipates that operating room towels will be subjected to import quota limitations in calendar 1995 and expects that, similar to calendar 1994, this limitation may be implemented as early as September 1995.

                 MEDICAL ACTION INDUSTRIES INC. AND SUBSIDIARY

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         There are no material legal proceedings against the Company or in which any of this property is subject.

Item 2.  Changes in Securities

         None

Item 3.  Defaults upon Senior Securities

         Note

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              None

         (b)  Reports on Form 8-K

              None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MEDICAL ACTION INDUSTRIES INC.

Date: August 2, 1995                   By:  s/Richard G. Satin
      ----------------                     --------------------------------
                                           Richard G. Satin, Vice President
                                           (Principal Accounting Officer)