Form 10-Q
period 1995-09-30
MEDICAL ACTION INDUSTRIES INC
filed 1996-01-16
CIK 748270

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 Form 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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

                         Yes   / /            No  /X/

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 8,119,789 shares of common stock as of October 31, 1995.

                                 Form 10-Q

                                 CONTENTS


PART I  - FINANCIAL INFORMATION

          Consolidated Balance Sheets at September 30, 1995 (Unaudited) and March 31, 1995

          Consolidated Statements of Operations for the Three and Six Months ended September 30, 1995 and September 30, 1994 (Unaudited)


          Consolidated Statements of Cash Flows for the Six Months ended September 30, 1995 and September 30, 1994 (Unaudited)

          Notes to Consolidated Financial Statements (Unaudited)

          Management's Discussion and Analysis of Results of Operations and Financial Condition

PART II - OTHER INFORMATION

                      MEDICAL ACTION INDUSTRIES INC.
                        Consolidated Balance Sheets
                          (dollars in thousands)

                                  ASSETS

                                           September 30     March 31
                                               1995           1995
                                           ------------     --------
                                           (Unaudited)
CURRENT ASSETS:

Cash                                         $    68        $   545
Accounts Receivable, less allowance for
doubtful accounts of $111 at
September 30, 1995 and March 31, 1995          5,929          6,041

Inventories (Note 2)                          11,078          9,204
Prepaid expenses                                 308            332
Recoverable Income Taxes                          37             --
Other current assets                             262            260
                                             -------        -------
     TOTAL CURRENT ASSETS                    $17,682        $16,382


Property and equipment at cost, less
accumulated depreciation of $3,851
at September 30, 1995 and $3,631 at
March 31, 1995                                 3,982          4,344

OTHER ASSETS:

Investment in Joint Venture                      623            666
Other Receivables, less current portion          185            321
Goodwill, net of accumulated
 amortization of $151 at September 30,
 1995 and $85 at March 31, 1995                2,443          2,482

Other assets                                      77            134
                                             -------        -------

     TOTAL ASSETS                            $24,992        $24,329
                                             =======        =======

The accompanying notes are an integral part of these financial statements.

                      MEDICAL ACTION INDUSTRIES INC.
                        Consolidated Balance Sheets
                          (dollars in thousands)

                   LIABILITIES AND SHAREHOLDERS' EQUITY

                                             September 30,         March 31,
                                                 1995                 1995
                                             -------------         ---------
                                              (Unaudited)
CURRENT LIABILITIES:

Accounts payable                               $   465             $  1,434
Accrued expenses, payroll and payroll taxes        781                  363
Current portion of capital lease obligations         9                   10
Notes payable to bank                            2,915                2,997
Current portion of long-term debt                1,681                  573
                                               -------             --------
     TOTAL CURRENT LIABILITIES                 $ 5,851             $  5,377

Deferred Income Taxes                              474                  414
Capital lease obligation, less
 current portion                                     22                   26
Long-term debt, less current
 portion (Note 5)                                6,935             $  7,303
                                               -------             --------
     TOTAL LIABILITIES                         $13,282             $ 13,120

SHAREHOLDERS' EQUITY:

Common stock 15,000,000 shares authorized,
 $.001 par value; issued and outstanding
 8,087,289 shares at September 30, 1995
 and 8,002,289 shares at March 31, 1995.             8                    8
Additional paid-in capital, net of
 deferred compensation of $474 at
 September 30, 1995 and $532
 at March 31, 1995.                              7,817                7,652
Retained earnings                                3,885                3,549
                                               -------             --------
     TOTAL SHAREHOLDERS' EQUITY                 11,710               11,209


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $24,992             $ 24,329
                                               =======             ========

The accompanying notes are an integral part of these financial statements.

                      MEDICAL ACTION INDUSTRIES INC.
                   Consolidated Statements of Operations
               (dollars in thousands except per share data)


                                            Three Months Ended
                                              September 30,
                                           1995           1994
                                        -----------    -----------
                                        (Unaudited)    (Unaudited)

Net Sales                                 $9,865         $8,485

Cost of Sales                              7,806          7,063
                                          ------         ------
Gross Profit                              $2,059         $1,422

Selling, general and administrative
 expenses (Note 3)                         1,459          1,472
Interest expense                             245            172
Other expense                                  6              1
                                          ------         ------
Income (loss) before income taxes         $  349         $ (223)
Income tax (benefit)                         138           ( 78)
                                          ------         ------
Net Income (loss)                         $  211         $ (145)
                                          ======         ======
Net Income (loss) per share (Note 4)      $  .03         $ (.02)
                                          ======         ======

The accompanying notes are an integral part of these financial statements.

                      MEDICAL ACTION INDUSTRIES INC.
                   Consolidated Statements of Operations
               (dollars in thousands except per share data)



                                             Six Months Ended
                                               September 30,
                                           1995           1994
                                        -----------    -----------
                                        (Unaudited)    (Unaudited)

Net Sales                                 $19,306        $16,445

Cost of Sales                              15,274         13,500
                                          -------        -------
Gross Profit                              $ 4,032        $ 2,945

Selling, general and administrative
 expenses                                   2,950          2,876
Interest expense                              484            286
Other expense                                  27              1
                                          -------        -------
Income (loss) before income taxes         $   571         $ (218)
Income taxes (benefit)                        235           ( 76)
                                          -------        -------
Net Income (loss)                         $   336         $ (142)
                                          =======        =======
Loss per share (Note 3)                   $   .04         $ (.02)
                                          =======        =======

The accompanying notes are an integral part of these financial statements.

               MEDICAL ACTION INDUSTRIES INC. AND SUBSIDIARY
                   Consolidated Statement of Cash Flows
                          (dollars in thousands)
                                                       Six Months Ended
                                                         September 30,
                                                     1995           1994
                                                  -----------    -----------
                                                  (Unaudited)    (Unaudited)
OPERATING ACTIVITIES
 Net loss                                         $    336       $  (142)
Adjustments to reconcile net income
 to net cash used in operating activities:
  Loss from sale of property and equipment              27            --
  Depreciation and amortization                        394           291
  Deferred income taxes                                 60            --
  Deferred compensation                                 58            30
  Changes in operating assets and liabilities:
   Accounts receivable                                  96          (707)
   Inventories                                      (1,874)       (1,728)
   Prepaid expenses, other current
    assets and other receivables                       158          (161)

   Other assets                                         57            56
   Accounts payable                                   (981)         (464)
   Recoverable income taxes                           (  6)           --
   Accrued expenses, payroll and payroll taxes         429          (200)
                                                  --------       -------
NET CASH USED IN OPERATING ACTIVITIES               (1,246)       (3,025)

INVESTING ACTIVITIES
 Purchase of property and equipment                    (28)          (32)
 Proceeds from sale of property and equipment           78            --
                                                  --------       -------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                   50          (32)

FINANCING ACTIVITIES
Proceeds from revolving line of credit
  and long-term borrowings                           2,060         3,249
Principal payments on revolving line of
 credit, long-term debt, and capital
 lease obligations                                  (1,407)       (  290)
Proceeds from exercise of employee
 stock options                                          66            --
Purchase of common stock into treasury
 and retired                                            --          (150)
Decrease in due from officer                            --           150
                                                  --------       -------
 NET CASH PROVIDED BY
  FINANCING ACTIVITIES                                 719         2,959
                                                  --------       -------
DECREASE IN CASH                                      (477)          (98)
Cash at beginning of year                              545           496
                                                  --------       -------
Cash at end of period                             $     68       $   398
                                                  ========       =======

 The accompanying notes are an integral part of these financial statements.

               MEDICAL ACTION INDUSTRIES INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


Note 1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended March 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended March 31, 1995.

Note 2.   INVENTORIES

Inventories, which are stated at the lower of cost (first-in, first-out) or market, consist of the following:

                                     September 30,        March 31,
                                         1995               1995
                                     -------------        ---------
                                      (Unaudited)
                                        (in thousands of dollars)

Finished Goods                         $ 3,536            $ 3,548
Work In Process                            253                  0
Raw Materials                            7,289              5,656
                                       -------            -------
     Total                             $11,078            $ 9,204


Note 3.   SIGNIFICANT EVENTS

On August 12, 1994, the Company acquired substantially all of the assets and certain liabilities of QuanTech, Inc. ("QuanTech"). QuanTech's business consisted of manufacturing and distribution of disposable surgical supplies and a patented light handle cover used primarily in operating rooms of hospitals and out-patient surgical centers in the United States. The purchase price consisted of the issuance of 453,408 shares of the Company's common stock to the principal stockholders of QuanTech in addition to the assumption of $1,941,000 of the fair value of net liabilities in excess of assets acquired. Further, if QuanTech's operations achieve certain gross profit levels, as defined in the agreement, during any consecutive 12 month period through July, 1996, the purchase price would be adjusted by the issuance of up to another 250,000 shares of the Company's common stock. The acquisition has been accounted for as a purchase and the operations of QuanTech have been included in the Company's Statement of Operations since the acquisition date. The aggregate of the purchase price and the net liabilities assumed totalling $2,594,000 is being amortized over twenty (20) years ($151,000 as of September 30, 1995). The adjustment to goodwill during the six months ended September 30, 1995 resulted from changes to the preliminary estimates of the fair value of net liabilities assumed in the acquisition of QuanTech in August, 1994.

Note 4.   NET INCOME PER SHARE


The weighted average number of shares used in computing net income (loss) per share was 8,243,278 and 8,167,283 for the three and six months ended September 30, 1995 and 7,673,695 for the three and six months ended September 30, 1994, after considering the dilutive effect of the Company's outstanding options which are considered common stock equivalents.

Note 5.   LONG TERM DEBT

On October 24, 1995, the Company signed an Amended and Restated Revolving Credit Agreement with its existing bank. The Agreement expires on September 30, 1998 and bears interest at prime plus 1/4%. The Agreement provides for total borrowings of up to $10,000,000 with a $4,000,000 sublimit for bankers acceptances, which bear interest at 1-1/2% over the prevailing bankers acceptance rate, and a $2,000,000 sublimit for letters of credit. The loan agreement is collateralized by all the assets of the Company and advances to the Company are made in accordance with the borrowing base formula.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

Six months ended September 30, 1995 compared to six months ended September 30, 1994

Net sales for the six months ended September 30, 1995 increased 17% to $19,306,000 from $16,445,000 for the six months ended September 30, 1994.
The increase in net sales was attributable to sales generated from the Company's QuanTech product line for the full six month period, which increased approximately $1,272,000, as well as sales growth from the domestic sale of laparotomy sponges. Net sales of laparotomy sponges increased approximately $1,867,000, or 25%, from the comparable period in fiscal 1995. This increase was partially offset by a decrease in the sale of gauze sponges of approximately $231,000, or 16%, and operating room towels of approximately $180,000, or 3%.

The Company presently obtains substantially all of its raw materials for operating room towels from China. These operating room towels are designated as a textile, for which an export visa is required. These export visas have continued to adversely impact the availability and pricing of operating room towels. In anticipation that these conditions will continue during the current fiscal year, the Company has accelerated its procurement of operating room towels from China and, to a lesser extent, secured operating room towels from sources outside of China. Management believes that it has been able to meet the Company's requirements of operating room towels for fiscal 1996.

Gross profit for the six months ended September 30, 1995 increased 37% to

$4,032,000 from $2,945,000 for the six months ended September 30, 1994. Gross profit as a percentage of net sales for the six months ended September 30, 1995 increased to 21% of net sales from 18% of net sales for the period ended September 30, 1994. The increase in gross profit dollars and percentage was primarily attributable to the increase in net sales, improved efficiencies at the Company's manufacturing facilities in North Carolina and increased selling prices of operating room towels, which have been partially off-set by increases in the cost of raw materials from China.

Selling, general and administrative expenses for the six months ended September 30, 1995 increased 3% to $2,950,000 from $2,876,000 for the six months ended September 30, 1994. The increase in selling, general and administrative expenses is directly attributable to the increase in net sales. As a percentage of net sales, selling, general and administrative expenses decreased to 15.3% for the six months ended September 30, 1995 from 17.5% for the six months ended September 30, 1994 due to management's efforts to control expenses and reduce administrative expenses.

Interest expense for the six months ended September 30, 1995 increased 69% to $484,000 from $286,000 for the six months ended September 30, 1994. The increase in interest expense was attributable to an increase in the prime lending rate in addition to an increase in the average principal loan balances outstanding during the six months ended September 30, 1995 as compared to the six months ended September 30, 1994. This increase in principal loan balances was primarily attributable to the aforementioned acquisition of QuanTech, Inc. and higher inventory levels of operating room towels.

Net income for the six months ended September 30, 1995 increased to $336,000 from a net loss of $(142,000) for the six months ended September 30, 1994. The increase in net income is attributable to the aforementioned increase in net sales and gross profits which were partially offset by an increase in selling, general and administrative expenses, interest expense and a $27,000 loss of sale of property and equipment.

Three Months ended September 30, 1995 compared to three months ended September 30, 1994.

Net sales for the three months ended September 30, 1995 increased 16% to $9,865,000 from $8,485,000 for the three months ended September 30, 1994.
The increase in net sales was attributable to a full quarter of sales generated from the Company's QuanTech product line, which increased approximately $481,000, as well as sales growth coming from the domestic sale of laparotomy sponges. Net sales of laparotomy sponges increased approximately $1,187,000, or 32%, from the comparable period in fiscal 1995. This increase was partially offset by a decrease in the sale of operating room towels of approximately $211,000, or 6%, and gauze sponges of approximately $97,000, or 15%.

Gross profit for the three months ended September 30, 1995 increased 45% to

$2,059,000 from $1,422,000 for the three months ended September 30, 1994. Gross profit as a percentage of net sales for the period ended September 30, 1995 increased to 21% of net sales from 17% of net sales for the period ended September 30, 1994. The increase in gross profit dollars and percentage was primarily attributable to the increase in net sales, improved efficiencies at the Company's manufacturing facilities in North Carolina and increased selling prices of operating room towels, which have been partially off-set by increases in the cost of raw materials from China.

Selling, general and administrative expenses for the three months ended September 30, 1995 decreased 1% to $1,459,000 from $1,472,000 for the three months ended September 30, 1994. As a percentage of net sales, selling, general and administrative expenses decreased to 14.8% for the three months ended September 30, 1995 from 17.3% for the three months ended September 30, 1994 due to management's efforts to control expenses and reduce administrative expenses, offset by increased selling expenses of $65,000 attributable to increased net sales.

Interest expense for the three months ended September 30, 1995 increased 42% to $245,000 from $172,000 for the three months ended September 30, 1994. The increase in interest expense was attributable to an increase in the prime lending rate in addition to an increase in the average principal loan balances outstanding during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. This increase in principal loan balances was primarily attributable to the aforementioned acquisition of QuanTech, Inc. and higher inventory levels of operating room towels.

Net income for the three months ended September 30, 1995 increased to $211,000 from a net loss of $(145,000) for the three months ended September 30, 1994. The increase in net income is attributable to the aforementioned increase in net sales and gross profits which were partially off-set by an increase in interest expense.

Liquidity and Capital Resources

Current assets have increased $1,300,000 to $17,682,000 at September 30, 1995 from $16,382,000 at March 31, 1995. The increase was primarily attributable to a $1,874,000 increase in inventory. The Company had working capital of $11,831,000 with a current ratio of 3.02 at September 30, 1995 compared to working capital of $11,005,000 with a current ratio of 3.05 on March 31, 1995. Total bank borrowings outstanding were $11,531,000 with a debt to equity ratio of .98 at September 30, 1995 as compared to $10,872,000 with a debt to equity ratio of .97 at March 31, 1995. The increase in total borrowings outstanding and the decline in the Company's cash balance at September 30, 1995 are primarily attributable to borrowings required to support the increased levels of inventory necessary to meet the Company's requirements of operating room towels for fiscal 1996. On October 24, 1995 the Company signed an Amended and Restated Revolving Credit Agreement with its existing bank. The Agreement extended the credit period through September 30, 1998 from September 30, 1996 and maintained the borrowing limit of $10,000,000. The new agreement bears interest at prime plus 1/4%, a reduction of 1/4% from the previous agreement.

               MEDICAL ACTION INDUSTRIES INC. AND SUBSIDIARY

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          There are no material legal proceedings against the Company or in which any of this property is subject.

Item 2.   Changes in Securities

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          A. The Registrant held its Annual Meeting of Stockholders on August 9, 1995.

          B. Two Directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 1998. The names of these Directors and votes cast in favor of their election and shares withheld are as follows:

          Name                     Votes For      Votes Withheld
          ----                     ---------      --------------
          Bernard Wengrover        7,033,707          123,430
          Paul D. Meringola        7,033,707          123,430

          In addition to the election of Directors, the stockholders approved a proposal to ratify the selection of Ernst & Young as independent public auditors of the Company for the fiscal year ending March 31, 1996; 7,101,872 shares voted in favor of this proposal, 18,000 shares voted against and 37,265 shares abstained from voting.

Item 5.   Other Information

          None

Item 6.   (a)  Exhibits - Notice of Annual Meeting of Stockholders -
               Proxy Statement


          (b)  Reports on Form 8-K

               None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              MEDICAL ACTION INDUSTRIES INC.



Date: November 2, 1995        By: /s/ Richard G. Satin
      ------------------      --------------------------------
                              Richard G. Satin, Vice President
                              Principal Accounting Officer