Form 10-Q
period 1995-12-31
MEDICAL ACTION INDUSTRIES INC
filed 1996-02-07
CIK 748270

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 Form 10-Q


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995


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

                         Yes            No   X

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 8,119,789 shares of common stock as of January 31, 1996.

                                 Form 10-Q



                                 CONTENTS



PART I -       FINANCIAL INFORMATION

               Consolidated Balance Sheets at December 31, 1995
               (Unaudited) and March 31, 1995

               Consolidated Statements of Operations for the Three and Nine Months ended December 31, 1995 and 1994 (Unaudited)

               Consolidated Statements of Cash Flows for the Nine Months ended December 31, 1995 and 1994 (Unaudited)

               Notes to Consolidated Financial Statements (Unaudited)

               Management's Discussion and Analysis of Results of
               Operations and Financial Condition


PART II -      OTHER INFORMATION

                      MEDICAL ACTION INDUSTRIES INC.
                        Consolidated Balance Sheets
                          (dollars in thousands)

                                  ASSETS

                                            December 31       March 31
                                               1995             1995
                                            -----------     -----------
                                            (Unaudited)
CURRENT ASSETS:

Cash                                         $   148        $   545
Accounts Receivable, less allowance for
doubtful accounts of $111 at
December 31, 1995 and March 31, 1995           5,248          6,041

Inventories (Note 2)                          10,330          9,204
Prepaid expenses                                 308            332
Recoverable Income Taxes                          91             --
Other current assets                             250            260
                                            --------        -------

     TOTAL CURRENT ASSETS                    $16,375        $16,382


Property and equipment at cost, less
accumulated depreciation of $3,975
at December 31, 1995 and $3,631 at
March 31, 1995                                 3,864          4,344

OTHER ASSETS:

Investment in Joint Venture                      602            666
Other Receivables, less current portion           48            321
Goodwill, net of accumulated
 amortization of $184 at December 31,
 1995 and $85 at March 31, 1995                2,417          2,482
Other assets                                      49            134
                                            --------        -------

     TOTAL ASSETS                            $23,355        $24,329
                                            ========        =======



The accompanying notes are an integral part of these financial statements.

                      MEDICAL ACTION INDUSTRIES INC.

                        Consolidated Balance Sheets
                          (dollars in thousands)

                   LIABILITIES AND SHAREHOLDERS' EQUITY

                                             December 31       March 31,
                                                 1995            1995
                                            -----------       -----------
                                             (Unaudited)
CURRENT LIABILITIES:

Accounts payable                             $   550             $  1,434
Accrued expenses, payroll and payroll taxes      689                  363
Current portion of capital lease obligations       8                   10
Notes payable to bank                          3,983                2,997
Current portion of long-term debt                490                  573
                                            --------             --------

     TOTAL CURRENT LIABILITIES               $ 5,720             $  5,377

Deferred Income Taxes                            484                  414
Capital lease obligation, less
 current portion                                  20                   26
Long-term debt, less current portion
 (Note 5)                                      5,224             $  7,303
                                            --------             --------

     TOTAL LIABILITIES                       $11,448             $ 13,120

SHAREHOLDERS' EQUITY:

Common stock 15,000,000 shares authorized,
 $.001 par value; issued and outstanding
 8,119,789 shares at December 31, 1995
 and 8,002.289 shares at March 31, 1995.           8                    8
Additional paid-in capital, net of
 deferred compensation of $444 at
 December 31, 1995 and $532
 at March 31, 1995.                            7,881                7,652
Retained earnings                              4,018                3,549
                                            --------             --------

     TOTAL SHAREHOLDERS' EQUITY               11,907               11,209
                                            --------             --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $23,355             $ 24,329
                                            ========             ========



The accompanying notes are an integral part of these financial statements.

                      MEDICAL ACTION INDUSTRIES INC.
                   Consolidated Statements of Operations
               (dollars in thousands except per share data)


                                            Three Months Ended
                                               December 31
                                           1995           1994
                                        -----------    -----------

                                        (Unaudited)    (Unaudited)

Net Sales                               $  9,274         $8,937

Cost of Sales                              7,457          7,299
                                        --------         ------
Gross Profit                            $  1,817         $1,638


Selling, general and administrative
 expenses (Note 3)                         1,380          1,527
Interest expense                             194            201
                                        --------         ------


Income (loss) before income taxes            243            (90)
Income tax expense (benefit)                 110            (29)
                                        --------         ------

Net income (loss)                        $   133         $  (61)
                                        ========         ======

Net Income (loss) per share (Note 4)     $   .02         $ (.01)
                                        ========         ======


The accompanying notes are an integral part of these financial statements.

                      MEDICAL ACTION INDUSTRIES INC.
                   Consolidated Statements of Operations
               (dollars in thousands except per share data)


                                            Nine Months Ended
                                               December 31
                                           1995           1994
                                        -----------    -----------
                                        (Unaudited)    (Unaudited)

Net Sales                                 $28,580        $25,382

Cost of Sales                              22,731         20,799
                                        ---------      ---------

Gross Profit                              $ 5,849        $ 4,583


Selling, general and administrative
 expenses                                   4,330          4,403
Interest expense                              678            487
Other expense                                  27              1
                                        ---------      ---------

Income (loss) before income taxes             814           (308)
Income tax expense (benefit                   345           (105)
                                        ---------      ---------

Net Income (loss)                         $   469        $  (203)
                                        =========      =========

Net Income (loss) per share
 (Note 4)                                 $   .06        $  (.03)
                                        =========      =========


The accompanying notes are an integral part of these financial statements.

               MEDICAL ACTION INDUSTRIES INC. AND SUBSIDIARY
                   Consolidated Statement of Cash Flows
                          (dollars in thousands)
                                                      Nine Months Ended
                                                         December 31,
                                                     1995           1994
                                                  (Unaudited)    (Unaudited)
                                                  -----------    -----------
OPERATING ACTIVITIES
 Net Income (loss)                                $     469      $  (203)
Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
   Loss from sale of property
   and equipment                                         27           --
  Depreciation and amortization                         581          450
  Deferred income taxes                                  70           --
  Deferred compensation                                  88           45
  Changes in operating assets and liabilities:
   Accounts Receivable                                  777       (1,226)
   Inventories                                       (1,126)        (787)
   Prepaid expenses, other current
    assets and other receivables                        307          (72)
   Other assets                                          85           84
   Accounts payable                                    (903)        (668)
   Recoverable income taxes                             (55)          --
   Accrued expenses, payroll and
    payroll taxes                                       337          (55)
                                                  ---------      -------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     657       (2,432)

INVESTING ACTIVITIES
 Purchase of property and equipment                     (42)         (12)
 Proceeds from sale of property
  and equipment                                          78           --
                                                  ---------      -------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES      36          (12)

FINANCING ACTIVITIES
Proceeds from revolving line of
  credit and long-term borrowings                     3,224        5,988
Principal payments on revolving line of
 credit, long-term debt, and capital
 lease obligations                                   (4,408)      (3,843)
Proceeds from exercise of employee
 stock options/warrants                                  94           --
Purchase of common stock into
 treasury and retired                                    --         (150)
                                                  ---------      -------
Decrease in due from officer                             --           --

NET CASH (USED IN) PROVIDED BY FINANCING
 ACTIVITIES                                          (1,090)       2,145
                                                  ---------      -------


(DECREASE) IN CASH                                     (397)        (299)
Cash at beginning of year                               545          496
Cash at end of period                             $     148       $  197
                                                  =========      =======

 The accompanying notes are an integral part of these financial statements.

               MEDICAL ACTION INDUSTRIES INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Note 1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ended March 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended March 31, 1995.

Note 2.   INVENTORIES

Inventories, which are stated at the lower of cost (first-in, first-out) or market, consist of the following:

                                     December 31          March 31,
                                         1995               1995
                                     -----------          ---------
                                     (Unaudited)

Finished Goods                       $ 3,240             $ 3,548
Work in Process                      $   282                   0
Raw Materials                        $ 6,808             $ 5,656
     Total                           $10,330             $ 9,204


Note 3.   SIGNIFICANT EVENTS

On August 12, 1994, the Company acquired substantially all of the assets and certain liabilities of QuanTech, Inc. ("QuanTech"). QuanTech's business consisted of manufacturing and distribution of disposable surgical supplies and a patented light handle cover used primarily in operating rooms of hospitals and out-patient surgical centers in the United States. The purchase price consisted of the issuance of 453,408 shares of the Company's common stock to the principal stockholders of QuanTech in addition to the assumption of $1,941,000 of the fair value of net liabilities in excess of assets acquired. Further, if QuanTech's operations achieve certain gross profit levels, as defined in the agreement, during any consecutive 12 month period through July, 1996, the purchase price would be adjusted by the issuance of up to another 250,000 shares of the Company's common stock. The acquisition has been accounted for as a purchase and the operations of

QuanTech have been included in the Company's Statement of Operations since the acquisition date. The aggregate of the purchase price and the net liabilities assumed totalling $2,594,000 is being amortized over twenty (20) years ($151,000 as of December 31, 1995). An adjustment to goodwill of $27,000 in the second quarter of 1995 resulted from changes to the preliminary estimates of the fair value of net liabilities assumed in the acquisition of QuanTech in August, 1994.

Note 4.   NET INCOME PER SHARE

The weighted average number of shares used in computing net income per share were 8,292,195 and 8,197,156 for the three and nine months ended December 31, 1995, after considering the dilutive effect of the Company's outstanding options which are considered common stock equivalents. The weighted average number of shares used in computing the net (loss) per share for the three and nine months ended December 31, 1994 were 8,012,289 and 7,786,559, respectively.

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

Note 6.   SUBSEQUENT EVENT

On January 30, 1996, the Company acquired certain assets of the sterilization packaging, monitoring and contamination control products business of Lawson Mardon Medical Products, Inc. ("SBW"). The purchase price for the acquired assets consisted of $25,000 in cash (which was paid at closing) and a Promissory Note in the amount of $855,793, which is payable in four (4) equal monthly installments commencing on March 1, 1996, subject, however, to reduction depending on the actual collections by the Company of the purchased accounts receivable. In addition, the Company agreed to purchase approximately $527,000 of SBW inventory on a consignment basis through August 1, 1996 and is required to purchase substantially all remaining unsold inventory at that time. Consolidated pro forma financial information giving effect to the SBW acquisition have not been presented due to immateriality.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations


Nine months ended December 31, 1995 compared to nine months ended December 31, 1994.

Net sales for the nine months ended December 31, 1995 increased 13% to $28,580,000 from $25,382,000 for the nine months ended December 31, 1994.
The increase in net sales was attributable to sales generated from the Company's QuanTech product line for the full nine month period, which increased approximately $1,277,000, as well as sales growth from the domestic sale of laparotomy sponges. Net sales of laparotomy sponges increased approximately $2,433,000, or 21%, from the comparable period in fiscal 1995. This increase was partially offset by a decrease in the sale of gauze sponges of approximately $597,000, or 24%.

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

Gross profit for the nine months ended December 31, 1995 increased 28% to $5,849,000 from $4,583,000 for the nine months ended December 31, 1994.
Gross profit as a percentage of net sales for the nine months ended December 31, 1995 increased to 20% of net sales from 18% of net sales for the period ended December 31, 1994. The increase in gross profit dollars and percentage was primarily attributable to the increase in net sales, improved efficiencies at the Company's manufacturing facilities in North Carolina and increased selling prices of operating room towels, which have been partially offset by increases in the cost of raw materials from China.

Selling, general and administrative expenses for the nine months ended December 31, 1995 decreased 2% to $4,330,000 from $4,403,000 for the nine months ended December 31, 1994. As a percentage of net sales, selling, general and administrative expenses decreased to 15.1% for the nine months ended December 31, 1995 from 17.3% for the nine months ended December 31, 1994 due to management's efforts to control expenses and reduce administrative expenses.

Interest expense for the nine months ended December 31, 1995 increased 39% to $687,000 from $487,000 for the nine months ended December 31, 1994. The increase in interest expense was attributable to an increase in the prime lending rate in addition to an increase in the average principal loan balances outstanding during the nine months ended December 31, 1995 as compared to the nine months ended December 31, 1994. This increase in principal loan balances was primarily attributable to the aforementioned acquisition of QuanTech, Inc. and higher inventory levels of operating room towels.


Net income for the nine months ended December 31, 1995 increased to $469,000 from a net loss of $(203,000) for the nine months ended December 31, 1994. The increase in net income is attributable to the aforementioned increase in net sales and gross profits, coupled with a decrease in selling, general and administrative expenses, which were partially offset by an increase in interest expense and a $27,000 loss of sale of property and equipment.

Three months ended December 31, 1995 compared to three months ended December 31, 1995.

Net sales for the three months ended December 31, 1995 increased 4% to $9,274,000 from $8,937,000 for the three months ended December 31, 1994. The increase in net sales attributable to sales growth coming from the domestic sale of laparotomy sponges, which was partially offset by a decrease in the sale of gauze sponges. Net sales of laparotomy sponges increased approximately $566,000, or 14%, from the comparable period in fiscal 1995. This increase was partially offset by a decrease in the sale of gauze sponges of approximately $366,000, or 36%.

Gross profit for the three months ended December 31, 1995 increased 11% to $1,817,000 from $1,638,000 for the three months ended December 31, 1994. Gross profit as a percentage of net sales for the three months ended December 31, 1995 increased to 20% from 18% for the three months ended December 31, 1994. The increase in gross profit dollars and percentage was primarily attributable to the increase in net sales, improved efficiencies at the Company's manufacturing facilities in North Carolina and increased selling prices of operating room towels, which have been partially offset by increases in the cost of raw materials from China.

Selling, general and administrative expenses for the three months ended December 31, 1995 decreased 10% to $1,380,000 from $1,527,000 for the three months ended December 31, 1994. As a percentage of net sales, selling, general and administrative expenses decreased to 14.9% for the three months ended December 31, 1995 from 17.1% for the three months ended December 31, 1994 due to management's efforts to control expenses and reduce selling and administrative expenses.

Interest expense for the three months ended December 31, 1995 decreased 3% to $194,000 from $201,000 for the three months ended December 31, 1994. The decrease in interest expense was attributable to a decrease in the average principal loan balance outstanding during the three months ended December 31, 1995 as compared to the three months ended December 31, 1994. This decrease in principal loan balances was primarily attributable to the increased cash flow from operations.

Net income for the three months ended December 31, 1995 increased to $133,000 from a net loss of $(61,000) for the three months ended December 31, 1994. the increase in net income is attributable to the aforementioned increase in net sales and gross profits, coupled with decreases in selling, general and administrative expenses and interest expense.

Liquidity and Capital Resources


Current assets remained relatively constant at $16,375,000 at December 31, 1995 from $16,382,000 at March 31, 1995. The Company had working capital of $10,655,000 with a current ratio of 2.86 on December 31, 1995 as compared to working capital of $11,005,000 with a current ratio of 3.05 on March 31, 1995. Total bank borrowings outstanding were $9,697,000 with a debt to equity ratio of .81 on December 31, 1995 as compared to $10,872,000 with a debt to equity ratio of .97 on March 31, 1995. The decrease in total borrowings outstanding is due primarily to increased cash flow from operations, a reduction of the cash balance and collections of other receivables. On October 24, 1995 the Company signed an Amended and Restated Revolving Credit Agreement with its existing bank. The Agreement extended the credit period through September 30, 1998 from September 30, 1996 and maintained the borrowing limit of $10,000,000. The new agreement bears interest at prime plus 1/4%, a reduction of 1/4% from the previous agreement.

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



                              MEDICAL ACTION INDUSTRIES INC.


Date: February 5, 1996        By: s/Richard G. Satin
                                  --------------------------------
                                  Richard G. Satin, Vice President
                                  (Principal Accounting Officer)