Form 10-K
period 1996-03-31
MEDICAL ACTION INDUSTRIES INC
filed 1996-06-25
CIK 748270

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

               [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
            For the Fiscal Year ended March 31, 1996 (Fee Required)
                                      or
             [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                 For the transition period ________to________
                          Commission File No. 0-13251
                        MEDICAL ACTION INDUSTRIES INC.
            (Exact name of registrant as specified in its charter)

                Delaware                            11-2421849
    (State or other jurisdiction          (I.R.S. Employer Identification No.)
    of incorporation or organization)

      150 Motor Parkway, Hauppauge, New York                11788
         (Address of Principal Executive Office)          (Zip Code)

      Registrant's telephone number, including area code:  (516)231-4600

          Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange on
       Title of Class                                   which Registered

                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes ___      No  X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K   [X].

The aggregate market value of the registrant's Common Stock, $.001 par value, held by nonaffiliates of the registrant as of June 1, 1996 was approximately $12,760,000 based on the closing price on that date on the NASDAQ-National Market System. As of June 1, 1996, registrant had outstanding 8,199,789 shares of Common Stock.

Parts of the following documents are incorporated by reference to Parts I, II,

III and IV of this Form 10-K Report: (1) Proxy Statement for registrant's 1996 Annual Meeting of Stockholders and (2) registrant's Annual Report to Stockholders for the fiscal year ended March 31, 1996.

                                    PART I

ITEM ONE - BUSINESS

         Medical Action Industries Inc. (the "Company" or "Medical Action") develops, manufactures, markets and distributes a variety of disposable surgical related products. Medical Action is a leading manufacturer and distributor of sterile disposable laparotomy sponges and operating room towels in the United States. Laparotomy sponges and operating room towels, the Company's core business, are produced from cotton and used for a multitude of purposes during operating room procedures. To compliment these products, Medical Action introduced a line of gauze sponges, gauze fluffs, dry burn dressings and non-adherent gauze dressings. Gauze sponges and/or fluffs are used in all health care facilities including hospitals, health maintenance organizations, dental facilities and veterinary centers. Gauze fluffs are pre-folded gauze squares used for compression in soft tissue surgery. Dry burn dressings are composed of multiple layers of folded gauze that are typically customized for hospitals as to size, weave, folds, stitching and packaging. Non-adherent dressings reduce sticking and skin removal during dressing changes, thereby alleviating trauma and pain to the wound site. The Company introduced during fiscal 1995 a line of specialty sponges, including eye spears, dissecting, stick and tonsil sponges, all of which are used in a variety of surgical procedures.

         In August 1994, the Company acquired the disposable surgical products business of QuanTech, Inc. in consideration of the assumption of specified liabilities and the issuance of 453,000 unregistered shares of Medical Action Common Stock. Up to an additional 250,000 unregistered shares of Medical Action Common Stock may be issued, provided that the continued operations of QuanTech generate a minimum of $1,756,000 of gross margin profit during a consecutive twelve month period through July 1996. Management does not believe that such additional shares will be issued.

         The acquired QuanTech products include a proprietary surgical light handle cover, uniquely designed and patented, which is used as a sterile barrier on surgical light handles in the operating room. QuanTech also produces and markets needle counters, instrument pouches, magnetic instrument drapes, and related products used primarily in the operating room environment.

         In January 1996 the Company acquired certain assets relating to the sterilization packaging, monitoring and contamination control products business of Lawson Mardon Medical Products, Inc. ("Lawson Mardon" or "SBW"). The purchase price for the acquired assets consisted of $25,000 in cash (which was paid at closing) and a Promissory Note in the amount of $855,793, which is payable in four (4) equal monthly installments commencing on March 1, 1996, subject, however, to reduction depending on the actual collections by the Registrant of the purchased accounts receivable. In addition, the Company agreed to purchase approximately $527,000 of SBW inventory on a consignment basis through August 1, 1996 and is required to purchase substantially all remaining unsold inventory at that time.

         The primary products acquired from Lawson Mardon include sterility packaging, a line of sterilization indicators and integrators and such ancillary products as infectious waste bags, laboratory specimen bags and sterility maintenance covers. These products are used in hospital central supply, operating rooms and in physicians' offices.

         Management's growth strategy is to focus its resources on entering new markets for its existing product lines, including alternate care, veterinary and dental markets; accelerate the internal development of new products for its existing markets and pursuit of acquisitions which include products that complement existing product lines for utilization of the Company's extensive sales and distribution channels; the introduction of its products into the international marketplace; and to increase productivity by maximizing the utilization of its existing facilities.

         Through its existing direct sales force, manufacturers' representatives and internal sales department, the Company's products are sold throughout the United States and internationally. The Company intends to utilize these sales channels to expand its product lines to include both surgical and non-surgical products.

         The products presently manufactured and/or marketed by the Company include:

         Disposable Laparotomy Sponges - Laparotomy sponges are designed primarily for use during surgical procedures in hospitals and health facilities. They are single use (disposable) and made of gauze and sold in varying sizes and utilized for a multitude of purposes. Laparotomy sponges cover exposed internal organs, isolating them from the part of the body being operated upon. They also absorb blood and act as a buffer between medical instruments and the skin, thereby reducing trauma to skin tissue caused by the medical instrument. Laparotomy sponges are sold in sterile packaging or as a non-sterile component to be used with other health care companies' products, primarily surgical pre-packaged procedure trays. The Company's laparotomy sponges contain an x-ray detectable element and loop handle in order to facilitate easy counting and identification in the operating room. For the fiscal years ended March 31, 1996, 1995 and 1994, laparotomy sponges accounted for 48%, 44% and 53%, respectively, of the Company's total sales.

         Absorbent Operating Room Towels - In January 1986, the Company introduced ACTI-SORB(Trademark), a line of cotton absorbent operating room towels, which are used during surgery for drying hands, rolled up for propping instruments, on back tables and mayo stands for absorbing fluids, around the incision site for absorbing blood and to allow the surgeon to clip tubing and instruments close to the surgical site during the surgical procedure. Operating room towels are sold in sterile packaging for single (disposable) use and as a non-sterile component to be used with other health care companies' products, primarily surgical pre-packaged procedure trays. For the fiscal years ended March 31, 1996, 1995 and 1994, operating room towels accounted for 32%, 37% and 32%, respectively, of the Company's total sales.

         Gauze Sponges - To round out its wound dressing line, the Company developed a line of gauze sponges and gauze fluffs. The Company believes that its brand recognition in the laparotomy sponge field will pave the way for its entrance into the gauze sponge market. Gauze sponges are used in the operating room as well as throughout the hospital. They are also used extensively throughout the alternate care market, including physicians' offices, health clinics, dentists' offices and in veterinary practices. The Company also introduced gauze fluffs which are pre-folded gauze sponges used for compression in soft tissue surgery.

         Burn Dressings - As an extension of its product line, the Company introduced dry burn and non-adherent gauze dressings. The dry burn dressing is composed of multiple layers of folded gauze that are typically customized for individual hospitals as to size, weave, folds, stitching and packaging. The non-adherent dressings reduce sticking and skin removal during dressing changes, thereby alleviating trauma and pain to the wound site.

         Specialty Sponges - In fiscal 1995, the Company introduced a line of specialty sponges as an extension to its laparotomy sponges. The Company's specialty sponges are used invasively in a variety of surgical procedures and are manufactured for a multitude of purposes and classified as follows:

         (a) Dissecting Sponges - primarily utilized in surgical procedures to separate tissue as opposed to cutting, thereby reducing bleeding and trauma to the organ. The Company's dissecting sponges are produced in three specific types of sponges.

                  (i) Peanut Sponge - a small, firm gauze sponge for dissecting and delicate sponging. The peanut sponge is carefully folded to encompass an x-ray element and is manufactured to allow the surgeon to adjust firmness for specific application.

                  (ii) Kittner Dissector - a very firm, blunt dissector made of ravel free abdominal tape, which is hand stitched to firmly lock in an x-ray element and to ensure the sponge integrity.

                  (iii) Cherry Dissector - a round, soft dissector sponge constructed from cotton for blunt dissection. A small hole facilitates easy grasping with hemostatic forceps.

         (b) Tonsil Sponges - a round, fiber filled gauze constructed with a strong abdominal tape string sewn into the sponge to anchor the sponge when used in hard to retrieve places.

         (c) Stick Sponges - a round, fiber filled gauze sponge used for deep sponging or prepping.

         (d) Eye Spears - a cellulose fiber tip utilized during eye surgery, constructed with a memory-free plastic handle in order to bend to any angle the surgeon desires. The eye spear absorbs 10 times its weight in fluid.

         Disposable Surgical Light Handle Covers - Light Shields(Trademark) - A patented design assures a secure fit and acts as a sterile barrier on surgical light handles in the operating room. Light shields(Trademark) are manufactured of a heavy gauge flexible plastic for the optimum assurance of a sterile barrier.

         Needle Counters - Red plastic boxes manufactured from medical grade materials designed to resist breakage and punctures. They are produced with a variety of designs, including surgical grade magnets in order to facilitate sharps disposal, foam blocks which adhere to most surfaces in an operating room environment and foam strips with varying count capacity and designs.

         Surgical Marking Pens - Specifically designed so that the pen barrel fits comfortably in the surgeon's hand and is made with gentian violet color ink. All pen barrels are embossed with a 5 cm. ruler and may also include a 15 cm. coated ruler and blank labels.

         Convenience Kits - The Company offers its customers the ability to purchase multiple products packaged with its needle counters. The Company has the flexibility to package many different kits to individualize a hospital's requirements.

         Medical Pouches - Used to house instruments during the sterilization process and maintain sterility of the instrument until it is needed. The pouches are primarily used in hospital central supply, operating rooms and in physicians' and dentists' offices as well as in any environment where sterile instruments are needed. There are three different styles of pouches available - self seal, heat seal and rolls. The self seal is already sealed on three sides and includes a peel back adhesive strip on the bottom of the package, which when folded over will seal the package. The second type is heat seal, which is also sealed on three sides but needs a heat sealer to seal the fourth side. The Company also markets a roll product, where the user could pull as long a pouch as needed. This requires both ends to be sealed.

         Infectious Waste Bags - Used to collect, store and transport biohazardous and infectious waste. The bags come in a variety of sizes, and are red with the international biohazard symbol clearly marked on the bag. The bags are made of high quality resins with reinforced seals for puncture resistance and to reduce the risk of leakage.

         Laboratory Specimen Transport Bags - Used to collect and transport laboratory specimens. The bag features a separate pouch which can be used for accompanying paperwork. The pouch has a special seal that will ensure that the paperwork does not get contaminated or contaminate the lab specimen.

         Sterility Maintenance Covers - Used to cover sterile products and protect against dust, moisture or any other contaminants that may render the product non-sterile. They are used to package, store, and transport while maintaining a dust-free environment for sterile packs. Sterility maintenance covers come in a variety of sizes and are self seal like the sterilization pouches. Sterility maintenance covers are clear so that you can view the contents, are strong for protection, and tear in a linear fashion for easy access to the product.

Trademarks and Patents

         The Company owns numerous trademarks. While it considers that in the aggregate the trademarks are important in the operation of its business, it does not consider that any of its trademarks, or any group of them, are of such importance that termination would materially affect its business.

         The Company has a United States Patent (No. 4976299) for its surgical light handle cover which expires in 2007. Although there is no assurance that other companies will not be successful in developing similar products without violating the rights of the Company, management believes that the loss of this patent could adversely affect the Company's ability to market this product.

Competition

         There are many companies, both public and private, engaged in the development and marketing of disposable sterile and non-sterile surgical supplies, including laparotomy sponges. The Company is subject to various levels of competition based upon performance, quality and pricing. The Company's major competitors include large manufacturers, which have greater financial resources than the Company. The competitors differ based upon the products being sold. In the sale of sterile laparotomy sponges, where Kendall Healthcare Products Company and Medline Industries, Inc. are major competitors, Medical Action's sales represent a significant share of the domestic market. In June 1992 the Company entered into a three-year agreement with Baxter for the purchase of Medical Action disposable sterile laparotomy sponges. The agreement has been extended through June 1997. The Company's primary competitors in the sale of sterile operating room towels, in which the Company is a leading supplier, are Baxter Surgical Products Division of Baxter Healthcare Corp., Medline Industries, Inc. and DeRoyal, Inc. In the sale of medical pouches, where the Company is one of the leading suppliers, the Company's primary competitors include Tower Medical. In the sale of QuanTech products, where the Company's portion of the market is relatively insignificant, the Company's primary competitor is Devon Industries, Inc.

Effects of Health Care Reform

         Proposed health care legislation, if enacted, could contain provisions intended to reform the availability, delivery and financing of health care in the United States. Such proposed legislative packages mandate universal coverage for all legal U.S. residents and control over health care costs. While the Company cannot predict whether any health care reform legislation will be approved or what effect, if any, that such health care reform legislation will have on the Company or its operations, the Company believes that based on the Company's understanding of current proposals, health care legislation may have some beneficial effects on its business by increasing the availability of health care.

Regulation

         The manufacture and marketing of medical devices are regulated under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act as administered by the Food and Drug Administration ("FDA"). The FDA considers the Company's current products to be medical devices. The FDA has the authority to determine the safety and effectiveness of all new medical devices introduced into interstate commerce and to grant approval to applications to market such products on a national basis.

         If a new product is substantially equivalent (such term being used on safety and intended use equivalence rather than indicating a similarity in technology) to approved products that are commercially available, a "510(K)" pre-market notification to the FDA is required before the product may be commercially marketed. The FDA has ninety (90) days to respond to a pre- market notification and, after satisfaction of all FDA comments, the Company can market the product in the United States. All of the Company's products have been approved to market under 510(K) notifications.

         The Company believes that its proposed products are also considered medical devices. However, there can be no assurance that the FDA will choose to characterize future products as medical devices. Any such change in FDA characterization would potentially involve a more lengthy procedure, including detailed laboratory, clinical testing, and sampling activities.

         Compliance with current Good Manufacturing Practices ("GMP") regulations is necessary to receive FDA approval to market new products and to continue to market current products. The Company's manufacturing, quality control and quality assurance procedures and documentation are inspected and evaluated periodically by the FDA.

Marketing and Distribution

         The Company's products are presently marketed and sold throughout the United States through a network of direct sales personnel and manufacturers' representatives. There are approximately 20 manufacturers' representatives and 18 direct sales personnel throughout the United States engaged in the sales and marketing of the Company's products. Sales are primarily made to distributors, who maintain sufficient inventory to service customer requirements. The Company's distribution network is comprised of hospital distributors, alternate care distributors, veterinary distributors, dental distributors and industrial safety distributors covering the entire United States and Canadian marketplace.

         Management believes that the continuing pressure to utilize low-cost,

disposable medical products has significantly expanded the use of custom procedure trays, which contain the necessary items designed for use in specific procedures by surgical teams. Many of the custom tray suppliers are vertically integrating the packaging process by buying bulk, non-sterile operating room towels, laparotomy sponges and other products manufactured by the Company to place in these custom trays. The trays are then sterilized, saving valuable nursing time and the costs associated with individual product packaging.

         In addition to private and public hospitals and health facilities, customers for the Company's products include group purchasing organizations and investor-owned hospital chains. With the emergence of these cooperative buying groups and chains as major purchasers of medical/surgical products, a significant portion of the Company's sales are dependent upon its ability to provide its products throughout a wide geographical area and to service substantially all members of the group or chain. The Company's present distributor-oriented marketing network has enabled it to become a selected source for many of the cooperative buying groups and chains. For the fiscal year ended March 31, 1996, no single customer accounted for more than 10% of the Company's net sales, except for Owens & Minor, Inc., Baxter Healthcare Hospital Supply Division and General Medical Corporation, which accounted for approximately 23%, 21% and 10%, respectively, of total net sales. For the fiscal year ended March 31, 1995, Baxter Healthcare Hospital Supply Division (19%), and Owens and Minor, Inc. (19%) were the only customers that accounted for more than 10% of total net sales. The Company's ten largest customers accounted for approximately 80% of its net sales in fiscal 1996.

         The Company believes it has established an efficient system for marketing its products throughout the United States, and intends to utilize these existing sales methods and channels to market new products as they are developed or acquired.

Research and Development

         Product development costs charged to income were $291,000, $211,000 and $328,000 for the fiscal years ended March 31, 1996, 1995 and 1994, respectively.

Employees

         As of June 1, 1996, the Company had 170 full-time employees with 126 in manufacturing and distribution, 27 in marketing and sales, and 17 in administration. None of the Company's employees are represented by a labor union. The Company believes that its employee relations are satisfactory.

Raw Materials

         The principal raw materials used by the Company are a four-ply mesh gauze laparotomy sponge and cotton huck towel. Other materials and supplies used by the Company include gauze, gauze sponges, injection molded and thermoformed plastics, foam, medical grade magnets and a variety of packaging material. The Company presently purchases its principal raw materials primarily from the

Peoples Republic of China. The Company is currently exploring alternate sources of supply for those raw materials. The Company's operating room towels have been classified as a non-medical device by the U.S. Department of Customs, and therefore, are subject to import quota restrictions which could limit the Company's future ability to bring them into the country.

Backlog

         The Company does not believe that its backlog figures are necessarily indicative of its business since most hospitals and health related facilities order their products on a continuous basis and not pursuant to any contractual arrangements. Since typical shipment times range from five to seven days, the Company must maintain sufficient inventories of all products at all times.

Manufacturing

         The Company currently purchases its laparotomy sponges, burn dressings and operating room towels from the Peoples Republic of China, including two joint venture facilities. During the past fiscal year, the Company also purchased certain of these products, to a lesser extent, from Mexico and the Dominican Republic. These joint ventures were entered into in fiscal 1990. Prior to the formation of these joint ventures, the Company purchased its laparotomy sponges and operating room towels from these factories. The joint venture factories are located in Wu Jiang and Lin Hai, which are rural areas of China. After these products are manufactured, they are shipped to the Company's domestic manufacturing facilities located in Asheville, North Carolina, where they are packaged and sterilized.

         Upon completion of the acquisition of the disposable surgical products business of QuanTech, Inc. in August 1994 and sterilization packaging business of Lawson Mardon Medical Products, Inc. in January 1996, the operations of the QuanTech and Lawson Mardon product lines were transferred to the Company's Asheville, North Carolina facilities.

         As a result of our efforts to develop a new protocol for sterilization of certain of its cotton products, in November 1993 the Company developed a decontamination cycle to its sterilization process. This decontamination process, which utilizes gamma radiation, is conducted by independent outside contract facilities prior to packaging and sterilization in Asheville, North Carolina. The Company owns substantially all of its manufacturing and ethylene oxide sterilization equipment.

ITEM TWO - PROPERTIES

         The Company occupies approximately 100,400 square feet of manufacturing, general office and warehouse space at its facilities in North Carolina and New York under real estate leases expiring through fiscal 1999, with aggregate minimum annual rental commitments of approximately $502,200. The Company also owns a 52,000 square foot manufacturing facility in Asheville, North Carolina. Management believes that the Company's facilities are adequate to meet its current needs and should continue to be adequate for the foreseeable future. Set forth below is a summary of the facilities owned or leased by the Company.

    Location                   Primary Use                  Square Feet

Asheville, North Carolina      manufacturing                52,000 (a)
Fletcher, North Carolina       warehouse/distribution       70,000 (b)
Asheville, North Carolina      manufacturing/warehouse      17,000 (c)
Farmingdale, New York          warehouse                     6,000 (d)
Hauppauge, New York            executive offices             7,400 (e)

- -------------------------

(a) The principal manufacturing facility of the Company is located on premises which the Company owns in Asheville, North Carolina. A mortgage in the amount of approximately $997,000 was outstanding as of March 31, 1996.

(b) The lease may be terminated by the Company or the landlord on nine (9) months prior written notice. The current annual rental is $272,000.

(c) Premises are leased through January 31, 1997 at an annual rental of $34,700.

(d) Premises are leased through March 31, 1997 at an annual rental of $33,000.

(e) Premises are leased through February 28, 2001 at a current annual rental of $162,500.

ITEM THREE - LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company is a party or to which any of their property is subject.

ITEM FOUR - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                    PART II

ITEM FIVE - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

         The information under the captions "Selected Financial Data" and "Stock Trading" on page 1 and the inside back cover, respectively, of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference.

ITEM SIX - SELECTED FINANCIAL DATA

         The information contained under the caption "Selected Financial Data" on page 1 of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference.

ITEM SEVEN - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

         The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 and 6 of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference.

ITEM EIGHT - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Company and its subsidiary, which appear on pages 7 through 15 of the Company's 1996 Annual Report to Stockholders, and the report thereon of Ernst & Young LLP dated May 24, 1996, appearing on page 16 of such Annual Report, are incorporated herein by reference.

ITEM NINE - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III

         The information required by Part III is incorporated by reference to the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in August 1996, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended March 31, 1996.

                                    PART IV

ITEM FOURTEEN - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) and (2)  List of Financial Statements and Financial Statement Schedules

         The following consolidated financial statements of Medical Action Industries Inc. and subsidiary, included in the annual report of the Company to its stockholders for the year ended March 31, 1996, are incorporated by reference in Item 8:

         Consolidated Balance Sheets at March 31, 1996 and 1995

         Consolidated Statements of Operations
          for the Years Ended March 31, 1996, 1995 and 1994

         Consolidated Statements of Shareholders'
          Equity for the Years Ended March 31, 1996, 1995 and 1994

         Consolidated Statements of Cash Flows
          for the Years Ended March 31, 1996, 1995 and 1994

         Notes to Consolidated Financial
          Statements

         The following consolidated financial statement schedule of Medical Action Industries Inc. and subsidiary is included in Item 14(d):

         II Valuation and Qualifying Accounts

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)      Exhibits:

Exhibit No.

         2.1 Agreement and Plan of Reorganization dated as of August 12, 1994 among Registrant, QuanTech Acquisition Corp. and QuanTech, Inc. (Exhibit 2.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 1995).

         2.2 Purchase Agreement dated as of January 30, 1996 among Registrant, SBW Acquisition Corp., Lawson Mardon Medical Products, Inc. and Lawson Mardon Medical Products, a trading division of Lawson Mardon Packaging UK Ltd. (Exhibit 2 to the Company's Current Report on Form 8-K dated February 6, 1996).

         3.1 Certificate of Incorporation, as amended (Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended March 31, 1994).

         3.2 By-Laws, as amended (Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended March 31, 1988).

         10.1 Incentive Stock Option Plan, as amended (Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended March 31, 1988).

         10.2 Restricted Management Stock Bonus Plan, as amended (Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended March 31, 1988).

         10.3 1989 Non-Qualified Stock Option Plan, as amended (Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended March 31, 1990).

         10.4 1994 Stock Incentive Plan (Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended March 31, 1995).

         10.5 Employment Agreement dated as of February 1, 1993 between the Registrant and Paul D. Meringola (Exhibit 10.4 to the Company's Annual Report on Form 10- K for the year ended March 31, 1993).

         10.6 Modification Agreement dated as of February 5, 1996 between the Registrant and Paul D. Meringola (Exhibit 10 to the Company's Current Report on Form 8-K dated February 7, 1996).

         10.7 Joint Venture Agreement between the Registrant and Wujiang Medical & Health Articles Factory dated March 29, 1989 (Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended March 31, 1989).

         10.8* Third Amended and Restated Revolving Credit Note and Agreement between the Registrant and a lending institution dated as of October 24, 1995.

         10.9 Change in Control Agreement dated as of June 1, 1995 between the Registrant and certain executive officers (Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended March 31, 1995).

         23*      Consent of Ernst & Young LLP.

         27*      Financial Data Schedule

         99*      Additional Exhibit - Undertakings

(b)      Reports on Form 8-K:

         (a)      Current Report on Form 8-K dated February 5, 1996 covering
                  Item 5 - Other Events, Item 6 - Resignation of Registrant's Directors and Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits.

         (b)      Current Report on Form 8-K dated February 6, 1996 covering
                  Item 2 - Acquisition or Disposition of Assets and Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits.

(c)      Exhibits

         The response to this portion of Item 14 is submitted as a separate section of this report.

(d)      Financial Statement Schedules

         The response to this portion of Item 14 is submitted as a separate section of this report.

- ----------------------
         With the exception of the aforementioned information incorporated by reference in this Annual Report on Form 10-K, the Company's Annual Report to Stockholders for the year ended March 31, 1996 is not to be deemed "filed" as part of this report.

*filed herewith

         Pursuant to the requirements of Section 13 or 15(d) of the Securities

Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th day of June, 1996.

                                            MEDICAL ACTION INDUSTRIES INC.


                                            By:  s/ Paul D. Meringola
                                                 ---------------------
                                                 Paul D. Meringola
                                                 President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on June 5, 1996 by the following persons in the capacities indicated:


s/ Joseph R. Meringola           Chairman of the Board
- ------------------------         (Chief Executive Officer)
Joseph R. Meringola

s/ Paul D. Meringola             President
- ------------------------         (Chief Operating Officer)
Paul D. Meringola                and Director

s/ Richard G. Satin              Vice President - Operations, General Counsel,
- ------------------------         Corporate Secretary and Director
Richard G. Satin


s/ Bernard Wengrover             Director
- ------------------------
Bernard Wengrover

s/ Philip F. Corso               Director
- ------------------------
Dr. Philip F. Corso

s/ Thomas A. Nicosia             Director
- ------------------------
Dr. Thomas A. Nicosia

                Schedule II - Valuation and Qualifying Accounts

                 Medical Action Industries Inc. and Subsidiary

- --------------------------------------------------------------------------------------------------------------------------------
COL. A                              COL. B                       COL. C                       COL. D                COL. E
- --------------------------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONS
- --------------------------------------------------------------------------------------------------------------------------------
                                                          Additions     Charged to      Other
                                           Balance at     Charged to    Other           Changes-           Balance at
                                           Beginning      Costs and     Accounts-       Add (Deduct)       End
Description                                of Period      Expenses      Describe        Describe           of Period
- -------------------------------------------------------------------------------------------------------------------------------
Year ended March 31, 1996
Deducted from asset accounts:
Allowance for doubtful accounts             $110,953                                                        $110,953

Year ended March 31, 1995
Deducted from asset accounts:
Allowance for doubtful accounts              110,953                                                         110,953

Year ended March 31, 1994
Deducted from asset accounts:
Allowance for doubtful accounts              110,953                                                         110,953




                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED March 31, 1996

                              ------------------

                        MEDICAL ACTION INDUSTRIES INC.
            (Exact name of registrant as specified in its charter)


                                 EXHIBIT INDEX

Exhibit No.

         10.8 Third Amended and Restated Revolving Credit Note and Agreement between the Registrant and a lending institution dated as of October 24, 1995.

         23       Consent of Ernst & Young LLP.

         27       Financial Data Schedule

         99       Additional Exhibit - Undertakings