Form 10-Q
period 1996-06-30
MEDICAL ACTION INDUSTRIES INC
filed 1996-07-29
CIK 748270

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   Form 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


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

                         Yes                       No   X
                             -----                    -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 8,202,289 shares of common stock as of July 24, 1996.

                                   Form 10-Q


                                   CONTENTS


PART I -          FINANCIAL INFORMATION


Item 1.           Financial Statements

                  Consolidated Balance Sheets at June 30, 1996 (Unaudited) and March 31, 1996

                  Consolidated Statements of Operations for the Three Months ended June 30, 1996 and 1995 (Unaudited)

                  Consolidated Statements of Cash Flows for the Three Months ended June 30, 1996 and 1995 (Unaudited)

                  Notes to Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


PART II -         OTHER INFORMATION

                        MEDICAL ACTION INDUSTRIES INC.
                          Consolidated Balance Sheets
                            (dollars in thousands)

                                    ASSETS

                                               June 30,      March 31
                                                 1996          1996
                                               --------      --------
                                              (Unaudited)
CURRENT ASSETS:

Cash                                           $    274      $    504
Accounts Receivable, less allowance for
doubtful accounts of $111 at
June 30, 1996 and March 31, 1996                  5,722         6,011

Inventories (Note 2)                              9,630        10,579
Prepaid expenses                                    381           278
Other current assets                                247           330
                                               --------      --------

         TOTAL CURRENT ASSETS                  $ 16,254      $ 17,702


Property and equipment at cost, less
accumulated depreciation of $4,083
at June 30, 1996 and $3,971 at
March 31, 1996                                    3,710         3,634

OTHER ASSETS:

Investment in Joint Venture                         560           581
Due from Officer                                     59            --
Goodwill, net of accumulated amortization
 of $251 on June 30, 1996 and
 $217 at March 31, 1996 (Note 3)                  2,418         2,452
Other assets                                         21            21
                                               --------      --------

         TOTAL ASSETS                          $ 23,022      $ 24,390
                                               ========      ========

  The accompanying notes are an integral part of these financial statements.

                        MEDICAL ACTION INDUSTRIES INC.
                          Consolidated Balance Sheets
                            (dollars in thousands)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                  June 30,    March 31,
                                                    1996         1996
                                                  -------      -------
                                                (Unaudited)
CURRENT LIABILITIES:

Accounts payable                                  $ 1,297      $ 1,393
Accrued expenses, payroll and payroll taxes           942          724
Accrued income taxes                                   93          128
Current portion of capital lease obligations           29           21
Notes payable to bank                               3,999        3,993
Other note payable                                      0          642
Current portion of long-term debt                     416          466
                                                  -------      -------

         TOTAL CURRENT LIABILITIES                $ 6,776      $ 7,367

Deferred Income Taxes                                 362          362

Capital lease obligations, less
 current portion                                      111           77
Long-term debt, less current portion                3,322      $ 4,311
                                                  -------      -------

         TOTAL LIABILITIES                        $10,571      $12,117

SHAREHOLDERS' EQUITY:

Common stock 15,000,000 shares authorized,
 $.001 par value; issued and outstanding
 8,202,289 shares at June 30, 1996
 and 8,199,789 shares at March 31, 1996                 8            8
Additional paid-in capital, net of
 deferred compensation of $381 at
 June 30, 1996 and $417
 at March 31, 1996                                  8,044        8,005
Retained earnings                                   4,399        4,260
                                                  -------      -------

         TOTAL SHAREHOLDERS' EQUITY                12,451       12,273

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $23,022      $24,390
                                                  =======      =======

  The accompanying notes are an integral part of these financial statements.

                        MEDICAL ACTION INDUSTRIES INC.
                     Consolidated Statements of Operations
                 (dollars in thousands except per share data)


                                                Three Months Ended
                                                     June 30,
                                               1996             1995
                                             -------          -------
                                           (Unaudited)      (Unaudited)

Net Sales                                    $10,872          $ 9,441

Cost of Sales                                  8,610            7,468
                                             -------          -------

Gross Profit                                 $ 2,262          $ 1,973


Selling, general and administrative
 expenses (Note 3)                             1,868            1,491
Interest expense                                 149              239
Other Expense                                      0               21
                                             -------          -------

Income before income taxes                       245              222
Income taxes                                     106               97
                                             -------          -------

Net income                                   $   139          $   125
                                             =======          =======

Net Income per share (Note 4)                $   .02          $   .02
                                             =======          =======


  The accompanying notes are an integral part of these financial statements.

                 MEDICAL ACTION INDUSTRIES INC. AND SUBSIDIARY
                     Consolidated Statement of Cash Flows
                            (dollars in thousands)

                                                        Three Months Ended
                                                            June 30,
                                                       1996           1995
                                                     -------        -------
                                                   (Unaudited)    (Unaudited)
OPERATING ACTIVITIES
 Net income                                          $   139        $   125
Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
  Loss from sale of property
   and equipment                                          --             21
  Depreciation and amortization                          172            198
  Deferred compensation                                   36             29
  Changes in operating assets and liabilities:
  Accounts receivable                                    289           (235)
  Inventories                                            949         (1,614)
  Prepaid expenses, other current
   assets and other receivables                          (20)            76
  Other assets                                            --             28
  Accounts payable                                       (96)          (611)
  Income taxes payable                                   (35)            81
  Accrued expenses, payroll
    and payroll taxes                                    218            175
                                                     -------        -------

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                  1,652         (1,727)

INVESTING ACTIVITIES
 Purchase of property and equipment                     (193)           (12)
 Proceeds from sale of property
  and equipment                                           --            (57)
 Loan to Officer                                         (59)            --
                                                     -------        -------
NET CASH (USED IN) PROVIDED BY
 INVESTING ACTIVITIES                                   (252)            45

FINANCING ACTIVITIES
Proceeds from revolving line of
  credit and long-term borrowings                         89          1,381
Principal payments on revolving line of
 credit, long-term debt, other note payable
 and capital lease obligations                        (1,722)          (176)
Proceeds from exercise of
 employee stock options                                    3             --
                                                     -------        -------

 NET CASH (USED IN) PROVIDED BY
  FINANCING ACTIVITIES                                (1,630)         1,205

                                                     -------        -------
DECREASE IN CASH                                        (230)          (477)
Cash at beginning of year                                504            545
                                                     -------        -------
Cash at end of period                                $   274        $    68
                                                     =======        =======

  The accompanying notes are an integral part of these financial statements.

                 MEDICAL ACTION INDUSTRIES INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1.           BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended March 31, 1996.

Note 2.           INVENTORIES

Inventories, which are stated at the lower of cost (first-in, first-out) or market, consist of the following:

                                      June 30,             March 31,
                                       1996                  1996
                                     -------               -------
                                    (Unaudited)
                                        (in thousands of dollars)

Finished Goods                       $ 3,965               $ 3,974
Work in Process                           63                     0
Raw Materials                          5,602                 6,605
                                     -------               -------
         Total                       $ 9,630               $10,579


Note 3.           ACQUISITION

On January 30, 1996, the Company acquired certain assets of the sterilization packaging, monitoring and contamination control products business of Lawson Mardon Medical Products, Inc. ("SBW"). The purchase price for the acquired assets consisted of $25,000 in cash and a promissory note in the amount of $855,793. In addition, the Company acquired approximately $527,000 of SBW inventory on a consignment basis and is required to purchase substantially all remaining unsold inventory by August, 1996. The acquisition has been accounted for as a purchase and the operations of SBW have been included in the Company's Statement of Operations since the acquisition date. The excess of the purchase price and related expenses over the net assets acquired amounted to $75,871 and is being amortized over ten (10) years ($3,161 as of June 30, 1996).

On August 12, 1994, the Company acquired substantially all of the assets and certain liabilities of QuanTech, Inc. ("QuanTech"). QuanTech's business consisted of the manufacture and distribution of disposable surgical supplies and a patented light handle cover used primarily in operating rooms of hospitals and out-patient surgical centers. The purchase price consisted of the issuance of 453,408 unregistered shares of the Company's common stock in addition to the assumption of $1,941,000 of the fair value of net liabilities assumed in excess of assets acquired.

Further, if QuanTech's operations achieve certain gross profit levels, as defined in the agreement, during any consecutive 12 month period through July 1996 the purchase price would be adjusted by the issuance of up to another 250,000 shares of the Company's common stock. Management does not believe that such additional shares will be issued. The acquisition has been accounted for as a purchase and the operations of QuanTech have been included in the Company's Statement of Operations since the acquisition date. The aggregate of the purchase price and the net liabilities assumed totaling $2,594,000 is being amortized over twenty (20) years ($248,581 as of June 30, 1996).

Note 4.           NET INCOME PER SHARE

The weighted average number of shares used in computing net income per share was 8,391,720 for the three months ended June 30, 1996 and 8,134,172 for the three months ended June 30, 1995, after considering the dilutive effect of the Company's outstanding options which are considered common stock equivalents.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three months ended June 30, 1996 compared to three months ended
June 30, 1995

Net sales for the three months ended June 30, 1996 increased 15% to $10,872,000 from $9,441,000 for the three months ended June 30, 1995. The increase in net sales was primarily attributable to approximately $1,492,000 of net sales of products acquired from Lawson Mardon Medical Products, Inc. in January 1996, and an increase in the sales of the Company's QuanTech product line of approximately $114,000, or 14% over the comparable quarter in the prior year. These increases were partially offset by a decrease in the sale of gauze sponges of approximately $111,000 and a decrease in the sale of sterile laparotomy sponges of approximately $74,000.

The Company presently obtains substantially all of its raw materials for operating room towels from China. These operating room towels are designated as a textile, for which an export visa is required. These export visas could adversely impact the availability and pricing of operating room towels. In the event that these quota restrictions reduce the availability of operating room towels, the Company will accelerate its procurement of operating room towels from China and, to a lesser extent, secure operating room towels from sources outside of China. Management presently anticipates that it will be able to meet the Company's requirements of operating room towels for fiscal 1997.

Gross profit for the three months ended June 30, 1996 increased 15% to $2,262,000 from $1,973,000 for the three months ended June 30, 1995. Gross profit as a percentage of net sales for the period ended June 30, 1996 remained at 21% of net sales compared to the period ended June 30, 1995. The increase in gross profit dollars was primarily attributable to the increase in net sales.

Selling, general and administrative expenses for the three months ended June 30, 1996 increased 25% to $1,868,000 from $1,491,000 for the three months ended June 30, 1995. As a percentage of net sales, selling, general and administrative expenses increased to 17.2% for the three months ended June 30, 1996 from 15.8% for the three months ended June 30, 1995. The increase in selling, general and administrative expense dollars and as a percentage of sales was primarily attributable to increased sales, increased expenses associated with recent acquisitions and an increase in our sales and marketing infrastructure costs which management anticipates will facilitate future growth.

Interest expense for the three months ended June 30, 1996 decreased 38% to $149,000 from $239,000 for the three months ended June 30, 1995. The decrease in interest expense was primarily attributable to a decrease in the average principal loan balances outstanding during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease in principal loan balances was primarily attributable to increased profits from operations over the last fifteen months and significantly lower inventory levels.

Net income for the three months ended June 30, 1996 increased to $139,000 from $125,000 for the three months ended June 30, 1995. The increase in net income is attributable to the aforementioned increase in net sales and gross profits, coupled with a decrease in interest expense, which were partially off-set by an increase in selling, general and administrative expenses.

Liquidity and Capital Resources

The Company had working capital of $9,478,000 with a current ratio of 2.40 at June 30, 1996 as compared to working capital of $10,334,000 with a current ratio of 2.40 on March 31, 1996. Total bank borrowings outstanding were $7,737,000 with a debt to equity ratio of .62 at June 30, 1996 as compared to $8,769,000 with a debt to equity ratio of .71 at March 31, 1996. The decrease in total borrowings outstanding at June 30, 1996 was primarily attributable to reductions in inventories due to improved inventory management and increased cash flow from operations.

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

                                     MEDICAL ACTION INDUSTRIES INC.

Date: July 24, 1996                  By: s/ Richard G. Satin
      ----------------                   --------------------------------
                                         Richard G. Satin, Vice President
                                         (Principal Accounting Officer)