Form 10-Q
period 1996-09-30
MEDICAL ACTION INDUSTRIES INC
filed 1996-11-04
CIK 748270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                                Yes  X    No ___

     Indicate the number of shares outstanding of each of the issuer's classes
of common stock, as of the latest practicable date.   8,212,289 shares of common
stock as of October 31, 1996.

                                    Form 10-Q

                                    CONTENTS

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets at September 30, 1996 (Unaudited) and March 31, 1996

          Consolidated Statements of Income for the Three and Six Months ended September 30, 1996 and September 30, 1995 (Unaudited)

          Consolidated Statements of Cash Flows for the Six Months ended September 30, 1996 and September 30, 1995 (Unaudited)

          Notes to Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

PART II - OTHER INFORMATION

                         MEDICAL ACTION INDUSTRIES INC.
                           Consolidated Balance Sheets
                             (dollars in thousands)

                                     ASSETS

                                                        September 30,  March 31,
                                                            1996          1996
                                                        -------------  ---------
                                                         (Unaudited)
CURRENT ASSETS:
Cash                                                       $   471      $   504
Accounts Receivable, less allowance for doubtful accounts
 of $111 at September 30, 1996 and March 31, 1996            6,044        6,011
Inventories (Note 2)                                         9,799       10,579
Prepaid expenses                                               359          278
Other current assets                                           226          330
                                                           -------      -------
         TOTAL CURRENT ASSETS                               16,899       17,702

Property and equipment at cost, less accumulated
 depreciation of $4,199 at September 30, 1996 and $3,971
 at March 31, 1996                                           3,749        3,634

OTHER ASSETS:
Investment in Joint Venture                                    539          581
Due from Officers                                              147           --
Goodwill, net of accumulated amortization of $286 at
 September 30, 1996 and $217 at March 31, 1996 (Note 3)      2,383        2,452
Other assets                                                    30           21
                                                           -------      -------
         TOTAL ASSETS                                      $23,747      $24,390
                                                           =======      =======

   The accompanying notes are an integral part of these financial statements.

                         MEDICAL ACTION INDUSTRIES INC.
                           Consolidated Balance Sheets
                             (dollars in thousands)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                        September 30,  March 31,
                                                             1996        1996
                                                        -------------  ---------
                                                         (Unaudited)
CURRENT LIABILITIES:
Accounts payable                                           $ 1,100      $ 1,393
Accrued expenses, payroll and payroll taxes                    728          724
Accrued income taxes                                            81          128
Curent portion of capital lease obligations                     28           21
Notes payable to bank                                        3,997        3,993
Other Note Payable                                              --          642
Current portion of long-term debt                            1,379          466
                                                           -------       -------
         TOTAL CURRENT LIABILITIES                           7,313        7,367

Deferred Income Taxes                                          362          362
Capital lease obligation, less current portion                 105           77
Long-term debt, less current portion                         3,185      $ 4,311
                                                           -------      -------
         TOTAL LIABILITIES                                  10,965       12,117

SHAREHOLDERS' EQUITY:
Common stock 15,000,000 shares authorized, $.001 par
 value; issued and outstanding 8,212,289 shares at
 September 30, 1996 and 8,199,789 shares at March 31,
 1996                                                            8            8
Additional paid-in capital, net of deferred
 compensation of $368 at September 30, 1996 and $417
 at March 31, 1996                                           8,081        8,005
Retained earnings                                            4,693        4,260
                                                           -------      -------
         TOTAL SHAREHOLDERS' EQUITY                         12,782       12,273
                                                           -------      -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $23,747      $24,390
                                                           =======      =======

   The accompanying notes are an integral part of these financial statements.

                         MEDICAL ACTION INDUSTRIES INC.
                        Consolidated Statements of Income
                  (dollars in thousands except per share data)

                                                          Three Months Ended
                                                             September 30,
                                                           1996         1995
                                                        -----------  -----------
                                                        (Unaudited)  (Unaudited)
Net Sales                                                 $11,496       $9,865
Cost of Sales                                               9,077        7,806
                                                          -------       ------
Gross Profit                                                2,419        2,059

Selling, general and administrative expenses (Note 3)       1,779        1,459
Interest expense                                              139          245
Other expense                                                  --            6
                                                          -------       ------
Income before income taxes                                    501          349
Income tax                                                    207          138
                                                          -------       ------
Net Income                                                $   294       $  211
                                                          =======       ======
Net Income per share (Note 4)                             $   .04       $  .03
                                                          =======       ======

   The accompanying notes are an integral part of these financial statements.

                         MEDICAL ACTION INDUSTRIES INC.
                        Consolidated Statements of Income
                  (dollars in thousands except per share data)

                                                           Six Months Ended
                                                             September 30,
                                                           1996         1995
                                                        -----------  -----------
                                                        (Unaudited)  (Unaudited)
Net Sales                                                 $22,368      $19,306
Cost of Sales                                              17,687       15,274
                                                          -------      -------
Gross Profit                                                4,681        4,032

Selling, general and administrative expenses                3,647        2,950
Interest expense                                              288          484
Other expense                                                  --           27
                                                          -------      -------
Income before income taxes                                    746          571
 Income taxes                                                 313          235
                                                          -------      -------
Net Income                                                $   433      $   336
                                                          =======      =======
Net Income per share (Note 3)                             $   .05      $   .04
                                                          =======      =======

   The accompanying notes are an integral part of these financial statements.

                         MEDICAL ACTION INDUSTRIES INC.
                      Consolidated Statement of Cash Flows
                             (dollars in thousands)

                                                           Six Months Ended
                                                             September 30,
                                                           1996         1995
                                                        -----------  -----------
                                                        (Unaudited)  (Unaudited)
OPERATING ACTIVITIES
 Net income                                               $  433       $   336
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Loss from sale of property and equipment                    --            27
  Depreciation and amortization                              344           394
  Deferred income taxes                                       --            60
  Deferred compensation                                       73            58
  Changes in operating assets and liabilities:
   Accounts receivable                                       <33>           96
   Inventories                                               780        <1,874>
   Prepaid expenses, other current assets and other
    receivables                                               23           158
   Other assets                                               <9>           57
   Accounts payable                                         <293>         <981>
   Recoverable income taxes                                   --            <6>
   Accrued income taxes                                      <47>           --
   Accrued expenses, payroll and payroll taxes                 4           429
                                                          ------       -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       $1,275       $<1,246>

INVESTING ACTIVITIES
 Purchases of property and equipment                        <348>          <28>
 Proceeds from sale of property and equipment                 --            78
 Loan to officers                                           <147>           --
                                                          ------       -------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES         <495>           50

FINANCING ACTIVITIES
Proceeds from revolving line of credit and long-term
 borrowings                                                1,300         2,060
Principal payments on revolving line of credit,
 long-term debt, and capital lease obligations            <2,116>       <1,407>
Proceeds from exercise of employee stock options               3            66
                                                          ------       -------
 NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES        <813>          719
                                                          ------       -------

DECREASE IN CASH                                             <33>         <477>
Cash at beginning of year                                    504           545
                                                          ------       -------
Cash at end of period                                     $  471       $    68
                                                          ======       =======

   The accompanying notes are an integral part of these financial statements.

                         MEDICAL ACTION INDUSTRIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended March 31, 1996.

Note 2. INVENTORIES

Inventories, which are stated at the lower of cost (first-in, first-out) or market, consist of the following:

                                      September 30,  March 31,
                                          1996         1996
                                      -------------  ---------
                                             (Unaudited)
                                      (in thousands of dollars)
                   Finished Goods        $3,718       $ 3,974
                   Work In Process           97             0
                   Raw Materials          5,984         6,605
                                         ------       -------
                            Total        $9,799       $10,579

Note 3. SIGNIFICANT EVENTS

On January 30, 1996, the Company acquired certain assets of the sterilization packaging, monitoring and contamination control products business of Lawson Mardon Medical Products, Inc. ("SBW"). The purchase price for the acquired assets consisted of $25,000 in cash and a promissory note in the amount of $855,793. In addition, the Company acquired approximately $527,000 of SBW inventory on a consignment basis. The acquisition has been accounted for as a purchase and the operations of SBW have been included in the Company's Statement of Income since the acquisition date. The excess of the purchase price and related expenses over the net assets acquired amount to $75,871 and is being amortized over ten (10) years ($5,058 as of September 30, 1996).

On August 12, 1994, the Company acquired substantially all of the assets and certain liabilities of QuanTech, Inc. ("QuanTech"). QuanTech's business consisted of the manufacture and distribution of disposable surgical supplies and a patented light handle cover used primarily in operating rooms of hospitals and out-patient surgical centers. The purchase price consisted of the issuance of 453,408 shares of the Company's common stock to the principal stockholders of QuanTech in addition to the assumption of $1,941,000 of the fair value of net liabilities in excess of assets acquired. Further, if QuanTech's operations achieve certain gross profit levels, as defined in the agreement, during any consecutive 12 month period through July, 1996, the purchase price would be adjusted by the issuance of up to another 250,000 shares of the Company's common stock. These gross profit levels have not been achieved. The acquisition has been accounted for as a purchase and the operations of QuanTech have been included in the Company's Statement of Income since the acquisition date. The aggregate of the purchase price and the net liabilities assumed totalling $2,594,000 is being amortized over twenty (20) years ($281,002 as of September 30, 1996).

Note 4. NET INCOME PER SHARE

The weighted average number of shares used in computing net income per share was 8,374,819 and 8,432,358 for the three and six months ended September 30, 1996, after considering the dilutive effect of the Company's outstanding options which are considered common stock equivalents. The weighted average number of shares used in computing the net income per share for the three and six months ended September 30, 1995 were 8,243,278 and 8,167,283, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Six months ended September 30, 1996 compared to six months ended
September 30, 1995

Net sales for the six months ended September 30, 1996 increased 16% to $22,368,000 from $19,306,000 for the six months ended September 30, 1995. The increase in net sales was primarily attributable to approximately $2,974,000 of net sales of products acquired from Lawson Mardon Medical Products, Inc. in January 1996, and an increase in the sales of the Company's QuanTech product line of approximately $288,000, or 11% over the comparable six month period in the prior year. These increases were partially offset by a decrease in the sale of operating room towels of approximately $227,000, or 4% for the comparable six month period in fiscal 1996.

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

Gross profit for the six months ended September 30, 1996 increased 16% to $4,681,000 from $4,032,000 for the six months ended September 30, 1995. Gross profit as a percentage of net sales for the six months ended September 30, 1996 remained at 21% of net sales compared to the period ended September 30, 1995. The increase in gross profit dollars was primarily attributable to the increase in net sales.

Selling, general and administrative expenses for the six months ended September 30, 1996 increased 24% to $3,647,000 from $2,950,000 for the six months ended September 30, 1995. As a percentage of net sales, selling, general and administrative expenses increased to 16.3% for the six months ended September 30, 1996 from 15.3% for the six months ended September 30, 1995. The increase in selling, general and administrative expense dollars and as a percentage of sales was primarily attributable to increased sales, increased expenses associated with recent acquisitions and an increase in our sales and marketing infrastructure costs which management anticipates will facilitate future growth.

Interest expense for the six months ended September 30, 1996 decreased 40% to $288,000 from $484,000 for the six months ended September 30, 1995. The decrease in interest expense was primarily attributable to a decrease in the average principal loan balances outstanding during the six months ended September 30, 1996 as compared to the six months ended September 30, 1995. This decrease in principal loan balances was primarily attributable to increased profits from operations over the last eighteen months and significantly lower inventory levels.

Net income for the six months ended September 30, 1996 increased to $433,000 from $336,000 for the six months ended September 30, 1995. The increase in net income is attributable to the aforementioned increase in net sales and gross profits, coupled with a decrease in interest expense, which were partially offset by an increase in selling, general and administrative expenses.

Three months ended September 30, 1996 compared to three months ended September 30, 1995.

Net sales for the three months ended September 30, 1996 increased 17% to $11,496,000 from $9,865,000 for the three months ended September 30, 1995. The increase in net sales was primarily attributable to approximately $1,481,000 of net sales of products acquired from Lawson Mardon Medical Products, Inc. in January 1996, and an increase in the sales of the Company's QuanTech product line of approximately $174,000, or 23% over the comparable quarter in the prior year.

Gross profit for the three months ended September 30, 1996 increased 17% to $2,419,000 from $2,059,000 for the three months ended September 30, 1995. Gross profit as a percentage of net sales for the period ended September 30, 1996 remained at 21% of net sales compared to the period ended September 30, 1995. The increase in gross profit dollars was primarily attributable to the increase in net sales.

Selling, general and administrative expenses for the three months ended September 30, 1996 increased 22% to $1,779,000 from $1,459,000 for the three months ended September 30, 1995. As a percentage of net sales, selling, general and administrative expenses increased to 15.5% for the three months ended September 30, 1996 from 14.8% for the three months ended September 30, 1995. The increase in selling, general and administrative expense dollars and as a percentage of sales was primarily attributable to increased sales, increased expenses associated with recent acquisitions and an increase in our sales and marketing infrastructure costs which management anticipates will facilitate future growth.

Interest expense for the three months ended September 30, 1996 decreased 43% to $139,000 from $245,000 for the three months ended September 30, 1995. The decrease in interest expense was primarily attributable to a decrease in the average principal loan balances outstanding during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This decrease in principal loan balances was primarily attributable to increased profits from operations over the last eighteen months and lower inventory levels.

Net income for the three months ended September 30, 1996 increased to $294,000 from $211,000 for the three months ended September 30, 1995. The increase in net income is attributable to the aforementioned increase in net sales and gross profits, coupled with a decrease in interest expense, which were partially offset by an increase in selling, general and administrative expenses.

Liquidity and Capital Resources

The Company had working capital of $9,586,000 with a current ratio of 2.30 at September 30, 1996 as compared to working capital of $10,334,000 with a current ratio of 2.40 on March 31, 1996. Total bank borrowings outstanding were $8,561,000 with a debt to equity ratio of .67 at September 30, 1996 as compared to $8,769,000 with a debt to equity ratio of .71 at March 31, 1996. The decrease in total borrowings outstanding at September 30, 1996 was primarily attributable to reductions in inventories due to improved inventory management and increased cash flow from operations.

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

        None

Item 3. Defaults upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        A. The Registrant held its Annual Meeting of Stockholders on August 14, 1996.

        B. Two Directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 1999. The names of these Directors and votes cast in favor of their election and shares withheld are as follows:

          Name                      Votes For   Votes Withheld
          ----                      ---------   --------------
          Joseph R. Meringola       6,394,241       57,910
          Dr. Philip F. Corso       6,394,241       57,910

        In addition to the election of Directors, the stockholders approved a proposal to amend the Company's 1989 Non-Qualified Stock Option Plan; 3,522,997 shares voted in favor of this proposal, 431,508 shares voted against and 31,700 shares abstained from voting.

        The stockholders also approved a proposal to adopt the Company's 1996 Non-Employee Directors Stock Option Plan; 3,857,321 shares voted in favor of this proposal, 477,968 shares voted against and 25,750 shares abstained from voting.

        The stockholders also approved a proposal to ratify the selection of Ernst & Young as independent public auditors of the Company for the fiscal year ending March 31, 1997; 6,430,101 shares voted in favor of this proposal, 16,350 shares voted against and 5,700 shares abstained from voting.

Item 5. Other Information

        None

Item 6. (a) Exhibits - Notice of Annual Meeting of Stockholders - Proxy
            Statement

        (b) Reports on Form 8-K

            None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MEDICAL ACTION INDUSTRIES INC.

Date: November 1, 1996                  By: s/Richard G. Satin
                                            Richard G. Satin, Vice President
                                            Principal Accounting Officer