Form 10-Q
period 1996-12-31
MEDICAL ACTION INDUSTRIES INC
filed 1997-02-06
CIK 748270

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   Form 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

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

                         Yes   X                   No
                            -------                  -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 8,212,289 shares of common stock as of January 31, 1997.

                                   Form 10-Q

                                   CONTENTS

PART I  --  FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets at December 31, 1996 (Unaudited) and March 31, 1996

            Consolidated Statements of Income for the Three and Nine Months ended December 31, 1996 and December 31, 1995 (Unaudited)

            Consolidated Statements of Cash Flows for the Nine Months ended December 31, 1996 and December 31, 1995 (Unaudited)

            Notes to Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

PART II --  OTHER INFORMATION

                        MEDICAL ACTION INDUSTRIES INC.
                          Consolidated Balance Sheets
                            (dollars in thousands)

                                    ASSETS

                                                                     December 31               March 31
                                                                        1996                     1996
                                                                     -----------               --------
                                                                     (Unaudited)
CURRENT ASSETS:

Cash                                                                  $    399                  $   504
Accounts Receivable, less allowance for
doubtful accounts of $97 at December 31,
1996 and $111 at March 31, 1996                                          5,267                    6,011

Inventories (Note 2)                                                    12,133                   10,579
Prepaid expenses                                                           293                      278
Other current assets                                                       220                      330
                                                                       -------                  -------

         TOTAL CURRENT ASSETS                                           18,312                   17,702

Property and equipment at cost, less
accumulated depreciation of $4,284
at December 31, 1996 and $3,971 at
March 31, 1996                                                           3,995                    3,634

OTHER ASSETS:

Investment in Joint Venture                                                518                      581
Due from Officers                                                          147
Goodwill, net of accumulated
 amortization of $320 at December 31,
 1996 and $217 at March 31, 1996 (Note 3)                                2,349                    2,452
Other assets                                                                30                       21
                                                                      --------                  -------

         TOTAL ASSETS                                                  $25,351                  $24,390
                                                                      ========                  =======

  The accompanying notes are an integral part of these financial statements.

                        MEDICAL ACTION INDUSTRIES INC.
                          Consolidated Balance Sheets
                            (dollars in thousands)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                              December 31                         March 31,
                                                                                 1996                              1996
                                                                              -----------                        ---------
                                                                              (Unaudited)
CURRENT LIABILITIES:

Accounts payable                                                                $ 1,333                            $ 1,393
Accrued expenses, payroll and payroll taxes                                         555                                724
Accrued income taxes                                                                 16                                128
Current portion of capital lease obligations                                        126                                 21
Notes payable to bank                                                             3,993                              3,993
Other note payable                                                                    0                                642
Current portion of long-term debt                                                 1,329                                466
                                                                                -------                            -------

         TOTAL CURRENT LIABILITIES                                                7,352                              7,367

Deferred Income Taxes                                                               362                                362
Capital lease obligation, less
 current portion                                                                    474                                 77
Long-term debt, less current portion                                              4,130                            $ 4,311
                                                                                -------                            -------

         TOTAL LIABILITIES                                                       12,318                             12,117

SHAREHOLDERS' EQUITY:

Common stock 15,000,000 shares authorized, $.001 par value; issued and outstanding 8,212,289 shares at December 31, 1996
 and 8,199,789 shares at March 31, 1996.                                              8                                  8
Additional paid-in capital, net of
 deferred compensation of $332 at
 December 31, 1996 and $417
 at March 31, 1996.                                                               8,117                              8,005
Retained earnings                                                                 4,908                              4,260
                                                                                -------                            -------

         TOTAL SHAREHOLDERS' EQUITY                                              13,033                             12,273
                                                                                -------                            -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $25,351                            $24,390
                                                                                =======                            =======


  The accompanying notes are an integral part of these financial statements.

                        MEDICAL ACTION INDUSTRIES INC.
                       Consolidated Statements of Income
                 (dollars in thousands except per share data)

                                                                            Three Months Ended
                                                                                December 31
                                                                        1996                       1995
                                                                     -----------                -----------
                                                                     (Unaudited)                (Unaudited)
Net Sales                                                              $11,212                     $9,274

Cost of Sales                                                            8,866                      7,457
                                                                       --------                   -------

Gross Profit                                                             2,346                      1,817

Selling, general and administrative
 expenses (Note 3)                                                       1,806                      1,380
Interest expense                                                           175                        194
                                                                       --------                    ------

Income before income taxes                                                 365                        243
Income tax                                                                 150                        110
                                                                         ------                    ------

Net income                                                                 215                        133
                                                                        ======                     ======

Net Income per share (Note 4)                                           $  .03                     $  .02
                                                                        ======                     ======


  The accompanying notes are an integral part of these financial statements.

                        MEDICAL ACTION INDUSTRIES INC.
                       Consolidated Statements of Income
                 (dollars in thousands except per share data)

                                                                               Nine Months Ended
                                                                                 December 31
                                                                         1996                       1995
                                                                      -----------                -----------
                                                                      (Unaudited)                (Unaudited)
Net Sales                                                               $33,580                    $28,580

Cost of Sales                                                            26,553                     22,731
                                                                       ---------                  --------

Gross Profit                                                              7,027                      5,849

Selling, general and administrative
 expenses                                                                 5,453                      4,330
Interest expense                                                            463                        678
Other expense                                                                --                         27
                                                                         ------                    -------

Income before income taxes                                                1,111                        814
Income taxes                                                                463                        345
                                                                         ------                    -------

Net Income                                                                  648                        469
                                                                         ======                    =======

Net Income per share (Note 3)                                            $  .08                    $   .06
                                                                         ======                    =======


  The accompanying notes are an integral part of these financial statements.

                 MEDICAL ACTION INDUSTRIES INC. AND SUBSIDIARY
                     Consolidated Statement of Cash Flows
                            (dollars in thousands)

                                                                                        Nine Months Ended
                                                                                          December 31,
                                                                                1996                       1995
                                                                             -----------                ----------
                                                                             (Unaudited)                (Unaudited)
OPERATING ACTIVITIES
 Net Income                                                                    $    648                  $   469
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
   Loss from sale of property
   and equipment                                                                     --                       27
  Depreciation and amortization                                                     512                      581
  Deferred income taxes                                                              --                       70
  Provision for doubtful accounts                                                   (14)                      --
  Deferred compensation                                                             109                       88
  Changes in operating assets and liabilities:
   Accounts Receivable                                                              758                      777
   Inventories                                                                   (1,554)                  (1,126)
   Prepaid expenses and other current assets                                         95                      307
   Other assets                                                                      (9)                      85
   Accounts payable                                                                 (60)                    (903)
   Recoverable income taxes                                                          --                      (55)
   Accrued income taxes                                                            (112)
   Accrued expenses, payroll and
    payroll taxes                                                                  (169)                     337
                                                                              ---------                 --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                           204                      657

INVESTING ACTIVITIES
 Purchase of property and equipment                                                (163)                     (42)
 Proceeds from sale of property
  and equipment                                                                      --                       78
 Loan to officers                                                                  (147)                      --
                                                                              ---------                 --------

NET CASH (USED IN) PROVIDED BY
 INVESTING ACTIVITIES                                                              (310)                      36

FINANCING ACTIVITIES
Proceeds from revolving line of
  credit and long-term borrowings                                                 2,442                    3,224
Principal payments on revolving line of
 credit, long-term debt, and capital
 lease obligations                                                               (2,444)                  (4,408)

Proceeds from exercise of employee
 stock options                                                                        3                       94
                                                                              ---------                 --------

NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                                                                 1                   (1,090)
                                                                              ---------                 --------

DECREASE IN CASH                                                                   (105)                    (397)
Cash at beginning of period                                                         504                      545
                                                                              ---------                  -------
Cash at end of period                                                         $     399                  $   148
                                                                              =========                  =======

  The accompanying notes are an integral part of these financial statements.

                 MEDICAL ACTION INDUSTRIES INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended March 31, 1996.

Note 2. INVENTORIES

Inventories, which are stated at the lower of cost (first-in, first-out) or market, consist of the following:

                                December 31               March 31,
                                   1996                     1996
                                -----------               ---------
                                             (Unaudited)

Finished Goods                    $ 4,400                  $ 3,974
Work in Process                        89                        0
Raw Materials                       7,644                    6,605
                                  -------                  -------
         Total                    $12,133                  $10,579
                                  =======                  =======


Note 3. SIGNIFICANT EVENTS

On January 30, 1996, the Company acquired certain assets of the sterilization packaging, monitoring and contamination control products business of Lawson Mardon Medical Products, Inc. ("SBW"). The purchase price for the acquired assets consisted of $25,000 in cash and a promissory note in the amount of $855,793. In addition, the Company acquired approximately $527,000 of SBW inventory on a consignment basis. The acquisition has been accounted for as a purchase and the operations of SBW have been included in the Company's Statement of Income since the acquisition date. The excess of the purchase price and related expenses over the net assets acquired amount to $75,871 and is being amortized over ten (10) years ($6,955 as of December 31, 1996).

On August 12, 1994, the Company acquired substantially all of the assets and certain liabilities of QuanTech, Inc. ("QuanTech"). QuanTech's business consisted of manufacturing and distribution of disposable surgical supplies and a patented light handle cover used primarily in operating rooms of hospitals and out-patient surgical centers in the United States. The purchase price consisted of the issuance of 453,408 shares of the Company's common stock to the principal stockholders of QuanTech in addition to the assumption of $1,941,000 of the fair value of net liabilities in excess of assets acquired. Further, if QuanTech's operations achieve certain gross profit levels, as defined in the agreement, during any consecutive 12 month period through July, 1996, the purchase price would be adjusted by the issuance of up to another 250,000 shares of the Company's common stock. These gross profit levels have not been achieved. The acquisition has been accounted for as a purchase and the operations of QuanTech have been included in the Company's Statement of Operations since the acquisition date. The aggregate of the purchase price and the net liabilities assumed totalling $2,594,000 is being amortized over twenty
(20) years ($313,423 as of December 31, 1996).

Note 4. NET INCOME PER SHARE

The weighted average number of shares used in computing net income per share were 8,324,285 and 8,384,731 for the three and nine months ended December 31, 1996, after considering the dilutive effect of the Company's outstanding options which are considered common stock equivalents. The weighted average number of shares used in computing the net income per share for the three and nine months ended December 31, 1995 were 8,292,195 and 8,197,156, respectively.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Nine months ended December 31, 1996 compared to nine months ended December 31, 1995.

Net sales for the nine months ended December 31, 1996 increased 17% to $33,580,000 from $28,580,000 for the nine months ended December 31, 1995. The increase in net sales was attributable to approximately $4,480,000 of net sales of products acquired from Lawson Mardon Medical Products, Inc. in January 1996, an increase in the sales of the Company's QuanTech product line of approximately $588,000, or 26% over the comparable nine month period in the prior year, and an increase in the sales of sterile laparotomy sponges of $376,000 or 3% over the comparable nine month period in the prior year. These increases were partially offset by a decrease in the sale of sterile operating room towels of approximately $242,000, or 4% for the comparable nine month period in the prior fiscal year.

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

Gross profit for the nine months ended December 31, 1996 increased 20% to $7,027,000 from $5,849,000 for the nine months ended December 31, 1995. Gross profit as a percentage of net sales for the nine months ended December 31, 1996 increased to 21% of net sales from 20% of net sales for the nine months ended December 31, 1995. The increase in gross profit dollars was primarily attributable to the increase in net sales.

Selling, general and administrative expenses for the nine months ended December 31, 1996 increased 26% to $5,453,000 from $4,330,000 for the nine months ended December 31, 1995. As a percentage of net sales, selling, general and administrative expenses increased to 16.2% for the nine months ended December 31, 1996 from 15.2% for the nine months ended December 31, 1995. The increase in selling, general and administrative expense dollars and as a percentage of sales was primarily attributable to increased sales, increased expenses associated with recent acquisitions and an increase in our sales and marketing infrastructure costs which management anticipates will facilitate future growth.

Interest expense for the nine months ended December 31, 1996 decreased 32% to

$463,000 from $678,000 for the nine months ended December 31, 1995. The decrease in interest expense was primarily attributable to a decrease in the average principal loan balances outstanding during the nine months ended December 31, 1996 as compared to the nine months ended December 31, 1995. This decrease in principal loan balances was primarily attributable to increased profits and cash generated from operations.

Net income for the nine months ended December 31, 1996 increased to $648,000 from $469,000 for the nine months ended December 31, 1995. The increase in net income is attributable to the aforementioned increase in net sales and gross profits, coupled with a decrease in interest expense, which were partially offset by an increase in selling, general and administrative expenses.

Three months ended December 31, 1996 compared to three months ended December 31, 1995.

Net sales for the three months ended December 31, 1996 increased 21% to $11,212,000 from $9,274,000 for the three months ended December 31, 1995. The increase in net sales was primarily attributable to approximately $1,507,000 of net sales of products acquired from Lawson Mardon Medical Products, Inc. in January 1996 and an increase in the sales of the Company's QuanTech product line of approximately $299,000, or 41% over the comparable quarter in the prior year.

Gross profit for the three months ended December 31, 1996 increased 29% to $2,346,000 from $1,817,000 for the three months ended December 31, 1995. Gross profit as a percentage of net sales for the period ended December 31, 1996 increased to 21% of net sales from 20% of net sales for the three months ended December 31, 1995. The increase in gross profit dollars was primarily attributable to the increase in net sales.

Selling, general and administrative expenses for the three months ended December 31, 1996 increased 31% to $1,806,000 from $1,380,000 for the three months ended December 31, 1995. As a percentage of net sales, selling, general and administrative expenses increased to 16.1% for the three months ended December 31, 1996 from 14.9% for the three months ended December 31, 1995. The increase in selling, general and administrative expense dollars and as a percentage of sales was primarily attributable to increased sales, increased expenses associated with recent acquisitions and an increase in our sales and marketing infrastructure which management anticipates will facilitate future growth.

Interest expense for the three months ended December 31, 1996 decreased 10% to $175,000 from $194,000 for the three months ended December 31, 1995. The decrease in interest expense was primarily attributable to a decrease in the average principal loan balances outstanding during the three months ended December 31, 1996 as compared to the three months ended December 31, 1995. This decrease in principal loan balances was primarily attributable to increased profits and cash generated from operations.

Net income for the three months ended December 31, 1996 increased to $215,000 from $133,000 for the three months ended December 31, 1995. The increase in net income is attributable to the aforementioned increase in net sales and gross profits, coupled with a decrease in interest expense, which were partially offset by an increase in selling, general and administrative expenses.

Liquidity and Capital Resources

The Company had working capital of $10,960,000 with a current ratio of 2.49 at December 31, 1996 as compared to working capital of $10,335,000 with a current ratio of 2.40 on March 31, 1996. Total bank borrowings outstanding were $9,452,000 with a debt to equity ratio of .73 at December 31, 1996 as compared to $8,770,000 with a debt to equity ratio of .71 at March 31, 1996. The increase in total borrowings outstanding at December 31, 1996 was primarily attributable to increased inventories which were purchased in the third quarter so that we may take advantage of lower acquisition costs on our operating room towel product line.

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

Date: February 6, 1997                      By: s/Richard G. Satin
      ----------------                          --------------------------------
                                                Richard G. Satin, Vice President
                                                (Principal Accounting Officer)