Form 10-K
period 1997-03-31
MEDICAL ACTION INDUSTRIES INC
filed 1997-06-25
CIK 748270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE FISCAL YEAR ENDED MARCH 31, 1997 (FEE REQUIRED)

                                       OR

             [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)

                       OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         FOR THE TRANSITION PERIOD ____________ TO ____________

                          COMMISSION FILE NO. 0-13251

                         MEDICAL ACTION INDUSTRIES INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE
(STATE OR OTHER JURISDICTION                                                       11-2421849
OF INCORPORATION OR ORGANIZATION)                                      (I.R.S. EMPLOYER IDENTIFICATION NO.)

150 MOTOR PARKWAY, HAUPPAUGE, NEW YORK                                                11788
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                                             (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (516)231-4600

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

THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK, $.001 PAR VALUE, HELD BY NONAFFILIATES OF THE REGISTRANT AS OF JUNE 5, 1997 WAS APPROXIMATELY $20,200,000 BASED ON THE CLOSING PRICE ON THAT DATE ON THE NASDAQ-NATIONAL MARKET SYSTEM. AS OF JUNE 5, 1997, REGISTRANT HAD OUTSTANDING 8,239,664 SHARES OF COMMON STOCK.

PARTS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE TO PARTS I, II, III AND IV OF THIS FORM 10-K REPORT: (1) PROXY STATEMENT FOR REGISTRANT'S 1997 ANNUAL MEETING OF STOCKHOLDERS AND (2) REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR THE FISCAL YEAR ENDED MARCH 31, 1997.

                                     PART I

ITEM ONE - BUSINESS

       MEDICAL ACTION INDUSTRIES INC. (THE 'COMPANY' OR 'MEDICAL ACTION') DEVELOPS, MANUFACTURES, MARKETS AND DISTRIBUTES A VARIETY OF DISPOSABLE SURGICAL RELATED PRODUCTS. MEDICAL ACTION IS A LEADING MANUFACTURER AND DISTRIBUTOR OF STERILE DISPOSABLE LAPAROTOMY SPONGES AND OPERATING ROOM TOWELS IN THE UNITED STATES. LAPAROTOMY SPONGES AND OPERATING ROOM TOWELS, THE COMPANY'S CORE BUSINESS, ARE PRODUCED FROM COTTON AND USED FOR A MULTITUDE OF PURPOSES DURING OPERATING ROOM PROCEDURES. TO COMPLIMENT THESE PRODUCTS, MEDICAL ACTION INTRODUCED A LINE OF GAUZE SPONGES, GAUZE FLUFFS, DRY BURN DRESSINGS AND NON-ADHERENT GAUZE DRESSINGS. GAUZE SPONGES AND/OR FLUFFS ARE USED IN ALL HEALTH CARE FACILITIES INCLUDING HOSPITALS, HEALTH MAINTENANCE ORGANIZATIONS, DENTAL FACILITIES AND VETERINARY CENTERS. GAUZE FLUFFS ARE PRE-FOLDED GAUZE SQUARES USED FOR COMPRESSION IN SOFT TISSUE SURGERY. DRY BURN DRESSINGS ARE COMPOSED OF MULTIPLE LAYERS OF FOLDED GAUZE THAT ARE TYPICALLY CUSTOMIZED FOR HOSPITALS AS TO SIZE, WEAVE, FOLDS, STITCHING AND PACKAGING. NON-ADHERENT DRESSINGS REDUCE STICKING AND SKIN REMOVAL DURING DRESSING CHANGES, THEREBY ALLEVIATING TRAUMA AND PAIN TO THE WOUND SITE. THE COMPANY INTRODUCED DURING FISCAL 1995 A LINE OF SPECIALTY SPONGES, INCLUDING EYE SPEARS, DISSECTING, STICK AND TONSIL SPONGES, ALL OF WHICH ARE USED IN A VARIETY OF SURGICAL PROCEDURES.

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

       IN JANUARY 1996, THE COMPANY ACQUIRED CERTAIN ASSETS RELATING TO THE STERILIZATION PACKAGING, MONITORING AND CONTAMINATION CONTROL PRODUCTS BUSINESS OF LAWSON MARDON MEDICAL PRODUCTS, INC. ('LAWSON MARDON' OR 'SBW'). THE PURCHASE PRICE FOR THE ACQUIRED ASSETS CONSISTED OF $25,000 IN CASH (WHICH WAS PAID AT CLOSING) AND A PROMISSORY NOTE IN THE AMOUNT OF $855,793, WHICH WAS PAYABLE IN FOUR (4) EQUAL MONTHLY INSTALLMENTS COMMENCING ON MARCH 1, 1996, SUBJECT, HOWEVER, TO REDUCTION DEPENDING ON THE ACTUAL COLLECTIONS BY THE REGISTRANT OF THE PURCHASED ACCOUNTS RECEIVABLE. IN ADDITION, THE COMPANY AGREED TO PURCHASE APPROXIMATELY $527,000 OF SBW INVENTORY.

       THE PRIMARY PRODUCTS ACQUIRED FROM LAWSON MARDON INCLUDE STERILITY PACKAGING, A LINE OF STERILIZATION INDICATORS AND INTEGRATORS AND SUCH ANCILLARY PRODUCTS AS INFECTIOUS WASTE BAGS, LABORATORY SPECIMEN BAGS AND STERILITY MAINTENANCE COVERS. THESE PRODUCTS ARE USED IN HOSPITAL CENTRAL SUPPLY, OPERATING ROOMS AND IN PHYSICIANS' OFFICES.

       MANAGEMENT'S GROWTH STRATEGY IS TO FOCUS ITS RESOURCES ON ENTERING NEW MARKETS FOR ITS EXISTING PRODUCT LINES, INCLUDING ALTERNATE CARE, PHYSICIAN, VETERINARY AND DENTAL MARKETS; ACCELERATE THE INTERNAL DEVELOPMENT OF NEW PRODUCTS FOR ITS EXISTING MARKETS AND PURSUIT OF ACQUISITIONS WHICH INCLUDE

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

       THE PRODUCTS PRESENTLY MANUFACTURED AND/OR MARKETED BY THE COMPANY
INCLUDE:

       DISPOSABLE LAPAROTOMY SPONGES - LAPAROTOMY SPONGES ARE DESIGNED PRIMARILY FOR USE DURING SURGICAL PROCEDURES IN HOSPITALS AND HEALTH FACILITIES. THEY ARE SINGLE USE (DISPOSABLE) AND MADE OF GAUZE AND SOLD IN VARYING SIZES AND UTILIZED FOR A MULTITUDE OF PURPOSES. LAPAROTOMY SPONGES COVER EXPOSED INTERNAL ORGANS, ISOLATING THEM FROM THE PART OF THE BODY BEING OPERATED UPON. THEY ALSO ABSORB BLOOD AND ACT AS A BUFFER BETWEEN MEDICAL INSTRUMENTS AND THE SKIN, THEREBY REDUCING TRAUMA TO SKIN TISSUE CAUSED BY THE MEDICAL INSTRUMENT. LAPAROTOMY SPONGES ARE SOLD IN STERILE PACKAGING OR AS A NON-STERILE COMPONENT TO BE USED WITH OTHER HEALTH CARE COMPANIES' PRODUCTS, PRIMARILY SURGICAL PRE-PACKAGED PROCEDURE TRAYS. THE COMPANY'S LAPAROTOMY SPONGES CONTAIN AN X-RAY DETECTABLE ELEMENT AND LOOP HANDLE IN ORDER TO FACILITATE EASY COUNTING AND IDENTIFICATION IN THE OPERATING ROOM. FOR THE FISCAL YEARS ENDED MARCH 31, 1997, 1996 AND 1995, LAPAROTOMY SPONGES ACCOUNTED FOR 41%, 48% AND 44%, RESPECTIVELY, OF THE COMPANY'S TOTAL SALES.

       ABSORBENT OPERATING ROOM TOWELS - IN JANUARY 1986, THE COMPANY INTRODUCED ACTI-SORB(TRADEMARK), A LINE OF COTTON ABSORBENT OPERATING ROOM TOWELS, WHICH ARE USED DURING SURGERY FOR DRYING HANDS, ROLLED UP FOR PROPPING INSTRUMENTS, ON BACK TABLES AND MAYO STANDS FOR ABSORBING FLUIDS, AROUND THE INCISION SITE FOR ABSORBING BLOOD AND TO ALLOW THE SURGEON TO CLIP TUBING AND INSTRUMENTS CLOSE TO THE SURGICAL SITE DURING THE SURGICAL PROCEDURE. OPERATING ROOM TOWELS ARE SOLD IN STERILE PACKAGING FOR SINGLE (DISPOSABLE) USE AND AS A NON-STERILE COMPONENT TO BE USED WITH OTHER HEALTH CARE COMPANIES' PRODUCTS, PRIMARILY SURGICAL PRE-PACKAGED PROCEDURE TRAYS. FOR THE FISCAL YEARS ENDED MARCH 31, 1997, 1996 AND 1995, OPERATING ROOM TOWELS ACCOUNTED FOR 29%, 32% AND 37%, RESPECTIVELY, OF THE COMPANY'S TOTAL SALES.

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

IN SOFT TISSUE SURGERY.

       BURN DRESSINGS - AS AN EXTENSION OF ITS PRODUCT LINE, THE COMPANY INTRODUCED DRY BURN AND NON-ADHERENT GAUZE DRESSINGS. THE DRY BURN DRESSING IS COMPOSED OF MULTIPLE LAYERS OF FOLDED GAUZE THAT ARE TYPICALLY CUSTOMIZED FOR INDIVIDUAL HOSPITALS AS TO SIZE, WEAVE, FOLDS, AND STITCHING. THE NON-ADHERENT DRESSINGS REDUCE STICKING AND SKIN REMOVAL DURING DRESSING CHANGES, THEREBY ALLEVIATING TRAUMA AND PAIN TO THE WOUND SITE.

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

       ENDOSCOPIC SPECIALTY SPONGES - AS AN EXTENSION OF ITS LINE OF SPECIALTY SPONGES, THE COMPANY IN FISCAL 1997 INTRODUCED ENDOSCOPIC SPECIALTY SPONGES. ENDOSCOPIC SPECIALTY SPONGES ARE USED IN LESS INVASIVE SURGICAL PROCEDURES. THE COMPANY'S ENDOSCOPIC SPECIALTY SPONGES, ALL OF WHICH ARE DISSECTING SPONGES, ARE MADE OF 100% COTTON AFFIXED TO A FIBERGLASS STICK AND CLASSIFIED AS FOLLOWS:

       (A) ENDOSCOPIC KITTNER - A VERY FIRM, BLUNT DISSECTING SPONGE MADE OF A

RAVEL-FREE ABDOMINAL TAPE, WHICH IS HAND STITCHED TO LOCK IN AN X-RAY ELEMENT AND SECURELY AFFIXED TO A FIBERGLASS STICK WITH ORTHOPEDIC GLUE TO ENSURE THE SPONGE INTEGRITY.

       (B) ENDOSCOPIC CHERRY/BULLET - THE NAMES REFER TO THE SHAPE OF THE SPONGES. BOTH ARE SOFT, BLUNT DISSECTING SPONGES MADE OF SPUN COTTON, SECURELY AFFIXED TO A FIBERGLASS STICK WITH ORTHOPEDIC GLUE TO ENSURE THE SPONGE INTEGRITY.

       DISPOSABLE SURGICAL LIGHT HANDLE COVERS - LIGHT SHIELDS(TRADEMARK)--A PATENTED DESIGN ASSURES A SECURE FIT AND ACTS AS A STERILE BARRIER ON SURGICAL LIGHT HANDLES IN THE OPERATING ROOM. LIGHT SHIELDS(TRADEMARK) ARE MANUFACTURED OF A HEAVY GAUGE FLEXIBLE PLASTIC FOR THE OPTIMUM ASSURANCE OF A STERILE BARRIER.

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

       MEDICAL POUCHES - USED TO HOUSE INSTRUMENTS DURING THE STERILIZATION PROCESS AND MAINTAIN STERILITY OF THE INSTRUMENT UNTIL IT IS NEEDED. THE POUCHES ARE PRIMARILY USED IN HOSPITAL CENTRAL SUPPLY, OPERATING ROOMS AND IN PHYSICIANS' AND DENTISTS' OFFICES AS WELL AS IN ANY ENVIRONMENT WHERE STERILE INSTRUMENTS ARE NEEDED. THERE ARE THREE DIFFERENT STYLES OF POUCHES AVAILABLE--SELF SEAL, HEAT SEAL AND ROLLS. THE SELF SEAL IS ALREADY SEALED ON THREE SIDES AND INCLUDES A PEEL BACK ADHESIVE STRIP ON THE BOTTOM OF THE PACKAGE, WHICH WHEN FOLDED OVER WILL SEAL THE PACKAGE. THE SECOND TYPE IS HEAT SEAL, WHICH IS ALSO SEALED ON THREE SIDES BUT NEEDS A HEAT SEALER TO SEAL THE FOURTH SIDE. THE COMPANY ALSO MARKETS A ROLL PRODUCT, WHERE THE USER COULD PULL AS LONG A POUCH AS NEEDED. THIS REQUIRES BOTH ENDS TO BE SEALED.

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

       SPONGE COUNTER BAGS - A COUNTING SYSTEM USED IN THE OPERATING ROOM TO COUNT LAPAROTOMY SPONGES AND GAUZE SPONGES AFTER USE. THEY ARE CLEAR FACED OPAQUE BACKED PLASTIC BAGS WITH FIVE LARGE POCKETS THAT EXTEND VERTICALLY DOWN. EACH POCKET IS TACKED IN THE CENTER CREATING TWO COMPARTMENTS. THE TACK CAN BE SEPARATED TO CREATE ONE LARGE POCKET. THE BAG CAN HOLD TEN GAUZE SPONGES. WHEN THE TACKS ARE SEPARATED, THE BAG WILL HOLD ONE LARGE LAPAROTOMY SPONGE IN EACH OF ITS FIVE POCKETS. THE BAG ACTS AS A FLUID RECEPTACLE AS WELL AS A VISUAL COUNT OF THE SPONGES.

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

COMPETITION

       THERE ARE MANY COMPANIES, BOTH PUBLIC AND PRIVATE, ENGAGED IN THE DEVELOPMENT AND MARKETING OF DISPOSABLE STERILE AND NON-STERILE SURGICAL SUPPLIES, INCLUDING LAPAROTOMY SPONGES. THE COMPANY IS SUBJECT TO VARIOUS LEVELS OF COMPETITION BASED UPON PERFORMANCE, QUALITY AND PRICING. THE COMPANY'S MAJOR COMPETITORS INCLUDE LARGE MANUFACTURERS, WHICH HAVE GREATER FINANCIAL RESOURCES THAN THE COMPANY. THE COMPETITORS DIFFER BASED UPON THE PRODUCTS BEING SOLD. IN THE SALE OF STERILE LAPAROTOMY SPONGES, WHERE KENDALL HEALTHCARE PRODUCTS COMPANY AND MEDLINE INDUSTRIES, INC. ARE MAJOR COMPETITORS, MEDICAL ACTION'S SALES REPRESENT A SIGNIFICANT SHARE OF THE DOMESTIC MARKET. IN MAY 1997, THE COMPANY ENTERED INTO A THREE-YEAR AGREEMENT WITH ALLEGIANCE HEALTHCARE CORPORATION FOR THE PURCHASE OF DISPOSABLE STERILE LAPAROTOMY SPONGES AND DISPOSABLE STERILE OPERATING ROOM TOWELS. THE COMPANY'S PRIMARY COMPETITORS IN THE SALE OF STERILE OPERATING ROOM TOWELS, IN WHICH THE COMPANY IS ALSO THE LEADING SUPPLIER IN THE DOMESTIC MARKET, ARE MEDLINE INDUSTRIES, INC. AND

DEROYAL, INC. IN THE SALE OF MEDICAL POUCHES, WHERE THE COMPANY IS ONE OF THE LEADING SUPPLIERS, THE COMPANY'S PRIMARY COMPETITORS INCLUDE TOWER MEDICAL, AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF REXAM, PLC. IN THE SALE OF QUANTECH PRODUCTS, WHERE THE COMPANY'S PORTION OF THE MARKET IS RELATIVELY INSIGNIFICANT, THE COMPANY'S PRIMARY COMPETITOR IS DEVON INDUSTRIES, INC., A WHOLLY-OWNED SUBSIDIARY OF GRAPHIC CONTROLS CORPORATION.

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

REGULATION

       THE MANUFACTURE AND MARKETING OF MEDICAL DEVICES ARE REGULATED UNDER THE 1976 MEDICAL DEVICE AMENDMENTS TO THE FEDERAL FOOD, DRUG AND COSMETIC ACT AS ADMINISTERED BY THE FOOD AND DRUG ADMINISTRATION ('FDA'). THE FDA CONSIDERS THE COMPANY'S CURRENT PRODUCTS TO BE MEDICAL DEVICES. THE FDA HAS THE AUTHORITY TO DETERMINE THE SAFETY AND EFFECTIVENESS OF ALL NEW MEDICAL DEVICES INTRODUCED INTO INTERSTATE COMMERCE AND TO GRANT APPROVAL TO APPLICATIONS TO MARKET SUCH PRODUCTS ON A NATIONAL BASIS.

       IF A NEW PRODUCT IS SUBSTANTIALLY EQUIVALENT (SUCH TERM BEING USED ON SAFETY AND INTENDED USE EQUIVALENCE RATHER THAN INDICATING A SIMILARITY IN TECHNOLOGY) TO APPROVED PRODUCTS THAT ARE COMMERCIALLY AVAILABLE, A '510(K)' PRE-MARKET NOTIFICATION TO THE FDA IS REQUIRED BEFORE THE PRODUCT MAY BE COMMERCIALLY MARKETED. THE FDA HAS NINETY (90) DAYS TO RESPOND TO A PRE-MARKET NOTIFICATION AND, AFTER SATISFACTION OF ALL FDA COMMENTS, THE COMPANY CAN MARKET THE PRODUCT IN THE UNITED STATES. ALL OF THE COMPANY'S PRODUCTS HAVE BEEN APPROVED TO MARKET UNDER 510(K) NOTIFICATIONS.

       THE COMPANY BELIEVES THAT ITS PROPOSED PRODUCTS ARE ALSO CONSIDERED MEDICAL DEVICES. HOWEVER, THERE CAN BE NO ASSURANCE THAT THE FDA WILL CHOOSE TO CHARACTERIZE FUTURE PRODUCTS AS MEDICAL DEVICES. ANY SUCH CHANGE IN FDA CHARACTERIZATION WOULD POTENTIALLY INVOLVE A MORE LENGTHY PROCEDURE, INCLUDING DETAILED LABORATORY, CLINICAL TESTING, AND SAMPLING ACTIVITIES.

       COMPLIANCE WITH CURRENT GOOD MANUFACTURING PRACTICES ('GMP') REGULATIONS IS NECESSARY TO RECEIVE FDA APPROVAL TO MARKET NEW PRODUCTS AND TO CONTINUE TO MARKET CURRENT PRODUCTS. THE COMPANY'S MANUFACTURING, QUALITY CONTROL AND QUALITY ASSURANCE PROCEDURES AND DOCUMENTATION ARE INSPECTED AND EVALUATED PERIODICALLY BY THE FDA.


MARKETING AND DISTRIBUTION

       THE COMPANY'S PRODUCTS ARE PRESENTLY MARKETED AND SOLD THROUGHOUT THE UNITED STATES THROUGH A NETWORK OF DIRECT SALES PERSONNEL AND MANUFACTURERS' REPRESENTATIVES. THERE ARE APPROXIMATELY 16 MANUFACTURERS' REPRESENTATIVES AND 16 DIRECT SALES PERSONNEL THROUGHOUT THE UNITED STATES ENGAGED IN THE SALES AND MARKETING OF THE COMPANY'S PRODUCTS. SALES ARE PRIMARILY MADE TO DISTRIBUTORS, WHO MAINTAIN SUFFICIENT INVENTORY TO SERVICE CUSTOMER REQUIREMENTS. THE COMPANY'S DISTRIBUTION NETWORK IS COMPRISED OF HOSPITAL DISTRIBUTORS, ALTERNATE CARE DISTRIBUTORS, PHYSICIAN DISTRIBUTORS, VETERINARY DISTRIBUTORS, DENTAL DISTRIBUTORS AND INDUSTRIAL SAFETY DISTRIBUTORS COVERING THE ENTIRE UNITED STATES AND CANADIAN MARKETPLACE.

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

CHAINS. WITH THE EMERGENCE OF THESE COOPERATIVE BUYING GROUPS AND CHAINS AS MAJOR PURCHASERS OF MEDICAL/SURGICAL PRODUCTS, A SIGNIFICANT PORTION OF THE COMPANY'S SALES ARE DEPENDENT UPON ITS ABILITY TO PROVIDE ITS PRODUCTS THROUGHOUT A WIDE GEOGRAPHICAL AREA AND TO SERVICE SUBSTANTIALLY ALL MEMBERS OF THE GROUP OR CHAIN. THE COMPANY'S PRESENT DISTRIBUTOR-ORIENTED MARKETING NETWORK HAS ENABLED IT TO BECOME A SELECTED SOURCE FOR MANY OF THE COOPERATIVE BUYING GROUPS AND CHAINS. FOR THE FISCAL YEAR ENDED MARCH 31, 1997, NO SINGLE CUSTOMER ACCOUNTED FOR MORE THAN 10% OF THE COMPANY'S NET SALES, EXCEPT FOR OWENS & MINOR, INC., ALLEGIANCE HEALTHCARE CORP. AND GENERAL MEDICAL CORPORATION, WHICH ACCOUNTED FOR APPROXIMATELY 23%, 18% AND 10%, RESPECTIVELY, OF TOTAL NET SALES. FOR THE FISCAL YEAR ENDED MARCH 31, 1996, OWENS AND MINOR, INC., ALLEGIANCE HEALTHCARE CORP. AND GENERAL MEDICAL CORPORATION, WHICH ACCOUNTED FOR 23%, 21% AND 10%, RESPECTIVELY, OF TOTAL NET SALES WERE THE ONLY CUSTOMERS THAT ACCOUNTED FOR MORE THAN 10% OF TOTAL NET SALES. THE COMPANY'S TEN LARGEST CUSTOMERS ACCOUNTED FOR APPROXIMATELY 81% OF ITS NET SALES IN FISCAL 1997.

       THE COMPANY BELIEVES IT HAS ESTABLISHED AN EFFICIENT SYSTEM FOR MARKETING ITS PRODUCTS THROUGHOUT THE UNITED STATES, AND INTENDS TO UTILIZE THESE EXISTING SALES METHODS AND CHANNELS TO MARKET NEW PRODUCTS AS THEY ARE DEVELOPED OR ACQUIRED.

RESEARCH AND DEVELOPMENT


       PRODUCT DEVELOPMENT COSTS CHARGED TO INCOME WERE $315,000, $291,000 AND $211,000 FOR THE FISCAL YEARS ENDED MARCH 31, 1997, 1996 AND 1995, RESPECTIVELY.

EMPLOYEES

       AS OF JUNE 1, 1997, THE COMPANY HAD 189 FULL-TIME EMPLOYEES WITH 142 IN MANUFACTURING AND DISTRIBUTION, 26 IN MARKETING AND SALES, AND 21 IN ADMINISTRATION. NONE OF THE COMPANY'S EMPLOYEES ARE REPRESENTED BY A LABOR UNION. THE COMPANY BELIEVES THAT ITS EMPLOYEE RELATIONS ARE SATISFACTORY.

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

FROM FIVE TO SEVEN DAYS, THE COMPANY MUST MAINTAIN SUFFICIENT INVENTORIES OF ALL PRODUCTS AT ALL TIMES.

MANUFACTURING

       THE COMPANY CURRENTLY PURCHASES ITS LAPAROTOMY SPONGES, BURN DRESSINGS AND OPERATING ROOM TOWELS FROM THE PEOPLES REPUBLIC OF CHINA, INCLUDING TWO JOINT VENTURE FACILITIES. DURING THE PAST FEW YEARS, THE COMPANY ALSO PURCHASED CERTAIN OF THESE PRODUCTS, TO A LESSER EXTENT, FROM A NUMBER OF DIFFERENT COUNTRIES, INCLUDING MEXICO AND THE DOMINICAN REPUBLIC. THESE JOINT VENTURES WERE ENTERED INTO IN FISCAL 1990. PRIOR TO THE FORMATION OF THESE JOINT VENTURES, THE COMPANY PURCHASED ITS LAPAROTOMY SPONGES AND OPERATING ROOM TOWELS FROM THESE FACTORIES. THE JOINT VENTURE FACTORIES ARE LOCATED IN WU JIANG AND LIN HAI, WHICH ARE RURAL AREAS OF CHINA. AFTER THESE PRODUCTS ARE MANUFACTURED, THEY ARE SHIPPED TO THE COMPANY'S DOMESTIC MANUFACTURING FACILITIES LOCATED IN ASHEVILLE, NORTH CAROLINA, WHERE THEY ARE PACKAGED AND STERILIZED.

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

ITEM TWO - PROPERTIES

       THE COMPANY OCCUPIES APPROXIMATELY 98,351 SQUARE FEET OF MANUFACTURING, GENERAL OFFICE AND WAREHOUSE SPACE AT ITS FACILITIES IN NORTH CAROLINA AND NEW YORK UNDER REAL ESTATE LEASES EXPIRING THROUGH FISCAL 2001, WITH AGGREGATE MINIMUM ANNUAL RENTAL COMMITMENTS OF APPROXIMATELY $528,055. THE COMPANY ALSO OWNS A 52,000 SQUARE FOOT MANUFACTURING FACILITY IN ASHEVILLE, NORTH CAROLINA. THE COMPANY HAS ENTERED INTO AN AGREEMENT FOR THE PURCHASE OF A 205,000 SQUARE FOOT MANUFACTURING, WAREHOUSE AND DISTRIBUTION FACILITY LOCATED ON APPROXIMATELY 32 ACRES IN ARDEN, NORTH CAROLINA (THE 'ARDEN FACILITY'). IT IS PRESENTLY ANTICIPATED THAT THE TRANSACTION WILL CLOSE ON OR ABOUT JULY 10, 1997. THE COMPANY WILL CONSOLIDATE ITS THREE FACILITIES IN NORTH CAROLINA INTO THE ARDEN FACILITY. MANAGEMENT BELIEVES THAT THE COMPANY'S FACILITIES ARE ADEQUATE TO MEET ITS CURRENT NEEDS AND SHOULD CONTINUE TO BE ADEQUATE FOR THE FORESEEABLE FUTURE. SET FORTH BELOW IS A SUMMARY OF THE FACILITIES OWNED OR LEASED BY THE COMPANY.

LOCATION                           PRIMARY USE               SQUARE FEET
---------------------------------  -----------------------   -----------
ASHEVILLE, NORTH CAROLINA          MANUFACTURING              52,000 (A)
FLETCHER, NORTH CAROLINA           WAREHOUSE/DISTRIBUTION     70,000 (B)
ASHEVILLE, NORTH CAROLINA          MANUFACTURING/WAREHOUSE    17,000 (C)
FARMINGDALE, NEW YORK              WAREHOUSE                   3,951 (D)
HAUPPAUGE, NEW YORK                EXECUTIVE OFFICES           7,400 (E)

------------------

(A) THE PRINCIPAL MANUFACTURING FACILITY OF THE COMPANY IS LOCATED ON PREMISES WHICH THE COMPANY OWNS IN ASHEVILLE, NORTH CAROLINA. A MORTGAGE IN THE AMOUNT OF APPROXIMATELY $848,831 WAS OUTSTANDING AS OF MARCH 31, 1997. THE COMPANY HAS ENTERED INTO AN AGREEMENT WITH AN UNAFFILIATED THIRD PARTY TO SELL THIS FACILITY. IT IS PRESENTLY ANTICIPATED THAT THE TRANSACTION WILL CLOSE ON OR ABOUT AUGUST 15, 1997.


(B) THE LEASE MAY BE TERMINATED BY THE COMPANY OR THE LANDLORD ON NINE (9) MONTHS PRIOR WRITTEN NOTICE. THE COMPANY PROVIDED SUCH WRITTEN NOTICE TO THE LANDLORD ON MAY 1, 1997. THE CURRENT ANNUAL RENTAL IS $302,232.

(C)   PREMISES ARE LEASED THROUGH JANUARY 31, 1999 AT AN ANNUAL RENTAL OF
      $36,000.

(D)   PREMISES ARE LEASED THROUGH MARCH 31, 1997 AT AN ANNUAL RENTAL OF $21,732.

(E) PREMISES ARE LEASED THROUGH FEBRUARY 28, 2001 AT A CURRENT ANNUAL RENTAL OF $168,091.

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

ITEM FOUR - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       NO MATTERS WERE SUBMITTED TO A VOTE OF SECURITY HOLDERS DURING THE FOURTH QUARTER OF THE FISCAL YEAR.

                                    PART II

ITEM FIVE - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

       THE INFORMATION UNDER THE CAPTIONS 'SELECTED FINANCIAL DATA' AND 'STOCK TRADING' ON PAGE 1 AND THE INSIDE BACK COVER, RESPECTIVELY, OF THE COMPANY'S 1997 ANNUAL REPORT TO STOCKHOLDERS IS INCORPORATED HEREIN BY REFERENCE.

ITEM SIX - SELECTED FINANCIAL DATA

       THE INFORMATION CONTAINED UNDER THE CAPTION 'SELECTED FINANCIAL DATA' ON PAGE 1 OF THE COMPANY'S 1997 ANNUAL REPORT TO STOCKHOLDERS IS INCORPORATED HEREIN BY REFERENCE.

ITEM SEVEN - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

       THE INFORMATION CONTAINED UNDER THE CAPTION 'MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS' ON PAGES 5 AND 6 OF THE COMPANY'S 1997 ANNUAL REPORT TO STOCKHOLDERS IS INCORPORATED HEREIN BY REFERENCE.

ITEM EIGHT - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       THE FINANCIAL STATEMENTS OF THE COMPANY WHICH APPEAR ON PAGES 7 THROUGH 15 OF THE COMPANY'S 1997 ANNUAL REPORT TO STOCKHOLDERS, AND THE REPORT THEREON OF ERNST & YOUNG LLP DATED MAY 23, 1997, APPEARING ON PAGE 16 OF SUCH ANNUAL REPORT, ARE INCORPORATED HEREIN BY REFERENCE.

ITEM NINE - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

       NONE.

                                    PART III

       THE INFORMATION REQUIRED BY PART III IS INCORPORATED BY REFERENCE TO THE COMPANY'S DEFINITIVE PROXY STATEMENT IN CONNECTION WITH ITS ANNUAL MEETING OF STOCKHOLDERS SCHEDULED TO BE HELD IN AUGUST 1997, TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WITHIN 120 DAYS FOLLOWING THE END OF THE COMPANY'S FISCAL YEAR ENDED MARCH 31, 1997.

                                    PART IV

ITEM FOURTEEN - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) (1) AND (2) LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

       THE FOLLOWING FINANCIAL STATEMENTS OF MEDICAL ACTION INDUSTRIES INC., INCLUDED IN THE ANNUAL REPORT OF THE COMPANY TO ITS STOCKHOLDERS FOR THE YEAR ENDED MARCH 31, 1997, ARE INCORPORATED BY REFERENCE IN ITEM 8:

       BALANCE SHEETS AT MARCH 31, 1997 AND 1996

      STATEMENTS OF OPERATIONS
        FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

      STATEMENTS OF SHAREHOLDERS' EQUITY
        FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

      STATEMENTS OF CASH FLOWS
        FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

       NOTES TO FINANCIAL STATEMENTS

       THE FOLLOWING FINANCIAL STATEMENT SCHEDULE OF MEDICAL ACTION INDUSTRIES INC. AND SUBSIDIARY IS INCLUDED IN ITEM 14(D):

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

     3.1       CERTIFICATE OF INCORPORATION, AS AMENDED (EXHIBIT 3.2 TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K
               FOR THE YEAR ENDED MARCH 31, 1994).

     3.2       BY-LAWS, AS AMENDED (EXHIBIT 3(B) TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED

               MARCH 31, 1988).

    10.1*      1996 NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN.

EXHIBIT NO.
    10.2       RESTRICTED MANAGEMENT STOCK BONUS PLAN, AS AMENDED (EXHIBIT 10(B) TO THE COMPANY'S ANNUAL REPORT ON
               FORM 10-K FOR THE YEAR ENDED MARCH 31, 1988).

    10.3       1989 NON-QUALIFIED STOCK OPTION PLAN, AS AMENDED (EXHIBIT 10.4 TO THE COMPANY'S ANNUAL REPORT ON
               FORM 10-K FOR THE YEAR ENDED MARCH 31, 1990).

    10.4       1994 STOCK INCENTIVE PLAN (EXHIBIT 10.4 TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR
               ENDED MARCH 31, 1996).

    10.5       EMPLOYMENT AGREEMENT DATED AS OF FEBRUARY 1, 1993 BETWEEN THE REGISTRANT AND PAUL D. MERINGOLA
               (EXHIBIT 10.4 TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 1993).

    10.6       MODIFICATION AGREEMENT DATED AS OF FEBRUARY 5, 1996 BETWEEN THE REGISTRANT AND PAUL D. MERINGOLA
               (EXHIBIT 10 TO THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED FEBRUARY 7, 1996).

    10.7*      MODIFICATION AGREEMENT DATED AS OF MAY 28, 1997 BETWEEN THE REGISTRANT AND PAUL D. MERINGOLA.

    10.8       JOINT VENTURE AGREEMENT BETWEEN THE REGISTRANT AND WUJIANG MEDICAL & HEALTH ARTICLES FACTORY DATED
               MARCH 29, 1989 (EXHIBIT 10(B) TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH
               31, 1989).

    10.9       THIRD AMENDED AND RESTATED REVOLVING CREDIT NOTE AND AGREEMENT BETWEEN THE REGISTRANT AND A LENDING
               INSTITUTION DATED AS OF OCTOBER 24, 1995 (EXHIBIT 10.8 TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K
               FOR THE YEAR ENDED MARCH 31, 1996).

    10.10      CHANGE IN CONTROL AGREEMENT DATED AS OF JUNE 1, 1995 BETWEEN THE REGISTRANT AND CERTAIN EXECUTIVE
               OFFICERS (EXHIBIT 10.8 TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31,
               1995).

   23*         CONSENT OF ERNST & YOUNG LLP.

   27*         FINANCIAL DATA SCHEDULE

   99*         ADDITIONAL EXHIBIT--UNDERTAKINGS

    (B)        REPORTS ON FORM 8-K:
               NONE.

    (C)        EXHIBITS
               THE RESPONSE TO THIS PORTION OF ITEM 14 IS SUBMITTED AS A SEPARATE SECTION OF THIS REPORT.


    (D)        FINANCIAL STATEMENT SCHEDULES
               THE RESPONSE TO THIS PORTION OF ITEM 14 IS SUBMITTED AS A SEPARATE SECTION OF THIS REPORT.

------------------------------------

       WITH THE EXCEPTION OF THE AFOREMENTIONED INFORMATION INCORPORATED BY REFERENCE IN THIS ANNUAL REPORT ON FORM 10-K, THE COMPANY'S ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED MARCH 31, 1997 IS NOT TO BE DEEMED 'FILED' AS PART OF THIS REPORT.

*FILED HEREWITH

        PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THE 23RD DAY OF JUNE, 1997.

                                         MEDICAL ACTION INDUSTRIES INC.


                                         BY: S/ PAUL D. MERINGOLA
                                             -------------------------
                                             PAUL D. MERINGOLA
                                             PRESIDENT

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON JUNE 23, 1997 BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED:


S/ JOSEPH R. MERINGOLA               CHAIRMAN OF THE BOARD
----------------------------------   (CHIEF EXECUTIVE OFFICER)
JOSEPH R. MERINGOLA


S/ PAUL D. MERINGOLA                 PRESIDENT
----------------------------------   (CHIEF OPERATING OFFICER)
PAUL D. MERINGOLA                    AND DIRECTOR


S/ RICHARD G. SATIN                  VICE PRESIDENT--OPERATIONS, GENERAL
----------------------------------   COUNSEL, CORPORATE SECRETARY AND DIRECTOR
RICHARD G. SATIN


S/ BERNARD WENGROVER                 DIRECTOR
----------------------------------
BERNARD WENGROVER


S/ PHILIP F. CORSO                   DIRECTOR
----------------------------------
DR. PHILIP F. CORSO


S/ THOMAS A. NICOSIA                 DIRECTOR
----------------------------------
DR. THOMAS A. NICOSIA

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                         MEDICAL ACTION INDUSTRIES INC.

----------------------------------------------------------------------------------------------------------------------------------
COL. A                                          COL. B                       COL. C                COL. D             COL. E
----------------------------------------------------------------------------------------------------------------------------------
                                                                           ADDITIONS
----------------------------------------------------------------------------------------------------------------------------------
                                                                 ADDITIONS        CHARGED TO       OTHER
                                                BALANCE AT       CHARGED TO       OTHER            CHANGES-           BALANCE
                                                BEGINNING        COSTS AND        ACCOUNTS-        ADD (DEDUCT)       END
DESCRIPTION                                     OF PERIOD        EXPENSES         DESCRIBE         DESCRIBE           OF PERIOD
----------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED MARCH 31, 1997
DEDUCTED FROM ASSET ACCOUNTS:
ALLOWANCE FOR DOUBTFUL ACCOUNTS                   $110,953          $25,000                         ($23,714)(1)        $112,239

YEAR ENDED MARCH 31, 1996
DEDUCTED FROM ASSET ACCOUNTS:
ALLOWANCE FOR DOUBTFUL ACCOUNTS                    110,953                                                               110,953

YEAR ENDED MARCH 31, 1995
DEDUCTED FROM ASSET ACCOUNTS:
ALLOWANCE FOR DOUBTFUL ACCOUNTS                    110,953                                                               110,953

------------------

(1) UNCOLLECTIBLE ACCOUNTS WRITTEN OFF

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED March 31, 1997

                                   ----------

                         MEDICAL ACTION INDUSTRIES INC.
             (Exact name of registrant as specified in its charter)

                                 EXHIBIT INDEX

================================================================================

Exhibit No.

   10.1 1996 Non-Employee Director Stock Option Plan.

   10.7 Modification Agreement dated as of May 28, 1997 between the Registrant and Paul D. Meringola.

   23   Consent of Ernst & Young LLP.

   27   Financial Data Schedule.

   99   Additional Exhibit - Undertakings