Form 10-Q
period 1997-06-30
MEDICAL ACTION INDUSTRIES INC
filed 1997-08-06
CIK 748270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                                    Yes  X        No
                                        ---          ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 8,248,164 shares of common stock as of July 31, 1997.

                                    Form 10-Q
                                    ---------

                                    CONTENTS
                                    --------

PART I -          FINANCIAL INFORMATION
                  ---------------------

Item 1.           Financial Statements

                  Balance Sheets at June 30, 1997 (Unaudited) and March 31,
                  1997

                  Statements of Income for the Three Months ended June 30, 1997 and 1996 (Unaudited)

                  Statements of Cash Flows for the Three Months ended June 30, 1997 and 1996 (Unaudited)

                  Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

PART II -         OTHER INFORMATION
                  -----------------

                         MEDICAL ACTION INDUSTRIES INC.
                         ------------------------------
                                 Balance Sheets
                                 --------------
                             (dollars in thousands)

                                     ASSETS
                                     ------

                                                        June 30,     March 31
                                                          1997         1997
                                                        --------     --------
                                                      (Unaudited)
CURRENT ASSETS:

Cash                                                    $   524       $   275
Accounts Receivable, less allowance for
doubtful accounts of $118 at
June 30, 1997 and $112 at March 31, 1997                  5,991         6,065

Inventories (Note 2)                                     10,220        11,035
Prepaid expenses                                            342           237
Other current assets                                        202           247
                                                        -------       -------

         TOTAL CURRENT ASSETS                           $17,279       $17,859


Property and equipment at cost, less
accumulated depreciation of $4,288
at June 30, 1997 and $4,297 at
March 31, 1997                                            4,104         4,024

OTHER ASSETS:

Investment in Joint Venture                                 474           495
Due from Officers                                           195           195
Goodwill, net of accumulated amortization
 of $389 on June 30, 1997 and
 $355 at March 31, 1997                                   2,281         2,315
Other assets                                                207           106
                                                        -------       -------

         TOTAL ASSETS                                   $24,540       $24,994
                                                        =======       =======

The accompanying notes are an integral part of these financial statements.

                         MEDICAL ACTION INDUSTRIES INC.
                         ------------------------------
                                 Balance Sheets
                                 --------------
                             (dollars in thousands)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                         June 30,    March 31,
                                                           1997        1997
                                                         --------    ---------
                                                       (Unaudited)
CURRENT LIABILITIES:

Accounts payable                                         $ 1,769      $ 1,723
Accrued expenses, payroll and payroll taxes                  816          482
Accrued income taxes                                         233           14
Current portion of capital lease obligations                 130          131
Notes payable to bank                                      3,996        3,954
Current portion of long-term debt                          1,327        1,327
                                                         -------      -------

         TOTAL CURRENT LIABILITIES                       $ 8,271      $ 7,631

Deferred Income Taxes                                        386          386

Capital lease obligations, less
 current portion                                             494          524
Long-term debt, less current portion                       1,559      $ 3,035
                                                         -------      -------

         TOTAL LIABILITIES                               $10,710      $11,576

SHAREHOLDERS' EQUITY:

Common stock 15,000,000 shares authorized,
 $.001 par value; issued and outstanding
 8,248,164 shares at June 30, 1997 and
 8,230,289 shares at March 31, 1997                            8            8
Additional paid-in capital, net of
 deferred compensation of $272 at
 June 30, 1997 and $296
 at March 31, 1997                                         8,224        8,179
Retained earnings                                          5,598        5,231
                                                         -------      -------

         TOTAL SHAREHOLDERS' EQUITY                       13,830       13,418

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $24,540      $24,994
                                                         =======      =======


The accompanying notes are an integral part of these financial statements.

                         MEDICAL ACTION INDUSTRIES INC.
                         ------------------------------
                              Statements of Income
                              --------------------
                  (dollars in thousands except per share data)

                                                   Three Months Ended
                                                        June 30,
                                                    1997           1996
                                                  -------        -------
                                                (Unaudited)    (Unaudited)
Net Sales                                         $13,077        $10,872

Cost of Sales                                      10,235          8,610
                                                  -------        -------

Gross Profit                                      $ 2,842        $ 2,262


Selling, general and administrative
 expenses                                           2,056          1,868
Interest expense                                      162            149
                                                  -------        -------

Income before income taxes                            624            245
Income taxes                                          257            106
                                                  -------        -------

Net income                                        $   367        $   139
                                                  =======        =======

Net Income per share (Note 4)                     $   .04        $   .02
                                                  =======        =======

The accompanying notes are an integral part of these financial statements.

                         MEDICAL ACTION INDUSTRIES INC.
                             Statement of Cash Flows
                             (dollars in thousands)

                                                      Three Months Ended
                                                           June 30,
                                                        1997        1996
                                                    -----------  -----------
                                                    (Unaudited)  (Unaudited)

OPERATING ACTIVITIES
 Net income                                           $   367      $   139
Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
  Depreciation and amortization                           189          172
  Provision for doubtful accounts                           6
  Deferred compensation                                    31           36
  Changes in operating assets and liabilities:
  Accounts receivable                                      68          289
  Inventories                                             815          949
  Prepaid expenses, other current
   assets and other receivables                           (60)         (20)
  Other assets                                           (101)          --
  Accounts payable                                         46          (96)
  Income taxes payable                                    219          (35)
  Accrued expenses, payroll
    and payroll taxes                                     334          218
                                                      -------      -------

NET CASH PROVIDED BY
 OPERATING ACTIVITIES                                   1,914        1,652

INVESTING ACTIVITIES
 Purchase of property and equipment                      (215)        (193)
 Proceeds from sale of property
  and equipment                                             1           --
 Loan to Officer                                           --          (59)
                                                      -------      -------
NET CASH (USED IN)
 INVESTING ACTIVITIES                                    (214)        (252)

FINANCING ACTIVITIES
Proceeds from revolving line of
  credit and long-term borrowings                         537           89
Principal payments on revolving line of
 credit, long-term debt, other note payable
 and capital lease obligations                         (2,002)      (1,722)
Proceeds from exercise of
 employee stock options                                    14            3
                                                      -------      -------


 NET CASH (USED IN)
  FINANCING ACTIVITIES                                 (1,451)      (1,630)
                                                      -------      -------
INCREASE (DECREASE) IN CASH                               249         (230)
Cash at beginning of year                                 275          504
                                                      -------      -------
Cash at end of period                                 $   524      $   274
                                                      =======      =======

 The accompanying notes are an integral part of these financial statements.

                  MEDICAL ACTION INDUSTRIES INC. AND SUBSIDIARY
                  ---------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Unaudited)

Note 1.           BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10- Q for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for the year ended March 31, 1997.

Note 2.           INVENTORIES

Inventories, which are stated at the lower of cost (first-in, first-out) or market, consist of the following:

                                           June 30,           March 31,
                                             1997               1997
                                           -------             -------
                                         (Unaudited)
                                            (in thousands of dollars)

Finished Goods                             $ 5,701             $ 4,491
Work in Process                                195                   0
Raw Materials                                4,324               6,544
                                           -------             -------
         Total                             $10,220             $11,035

Note 3.           SUBSEQUENT EVENT

On July 9, 1997 the Company acquired approximately 32 acres of land located in Arden, North Carolina and an existing 205,000 square foot building located thereon (the "Arden Facility"). The purchase price for the Arden Facility was $2,900,000, which was paid at closing. The acquisition of the Arden Facility was financed with the proceeds from the issuance and sale by The Buncombe County Industrial Facilities and Pollution Control Financing Authority of its $5,500,000 Industrial Development Revenue Bonds (Medical Action Industries Inc. Project), Series 1997 (the "Bonds"). The remaining proceeds from the Bonds are expected to be used for the rehabilitation of the Arden Facility and the acquisition of machinery and equipment. Interest on the Bonds will be payable on the first business day of each January, April, July and October commencing October, 1997 and ending July, 2013. The Bonds bear interest at a variable rate, determined weekly. The initial interest rate on the bonds was 3.9% per annum. Concurrently with the issuance of the Bonds, the Company entered into a Letter of Credit and Reimbursement Agreement dated as of July 1, 1997 with a bank for approximately $5,800,000 (the "Reimbursement Agreement") to support principal and interest payments of the Bonds and requires payment of an annual fee of .85%. The Company also entered into a Remarketing Agreement, pursuant to which the Remarketing Agent will use its best efforts to arrange for a sale in the secondary market of such Bonds. The Remarketing Agreement provides for the payment of an annual fee of .125%.

Subsequent to March 31, 1997 the Company also signed an agreement for the sale of its existing manufacturing facility in Asheville, North Carolina. The selling price of $1,425,000 is expected to be paid by the scheduled closing date of on or about October 1, 1997. Such proceeds will be used first to pay the remaining mortgage on the existing manufacturing facility, then to pay down other debt balances.

Note 4.           NET INCOME PER SHARE

The weighted average number of shares used in computing net income per share was 8,779,530 for the three months ended June 30, 1997 and 8,391,720 for the three months ended June 30, 1996, after considering the dilutive effect of the Company's outstanding options which are considered common stock equivalents.

Effective with the quarter ending December 31, 1997, the Company will adopt FASB Statement No. 128 "Earnings Per Share". Under Statement 128, a simpler calculation called basic earnings per share ("EPS") replaces primary EPS. Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Options, warrants and other potentially dilutive securities are excluded from the basic calculation. The Company cannot presently determine the impact that the new statement will have on reported earnings per share.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  ---------------------------------------------

Results of Operations

Three months ended June 30, 1997 compared to three months ended
---------------------------------------------------------------
June 30, 1996
-------------

Net sales for the three months ended June 30, 1997 increased 20% to $13,077,000 from $10,872,000 for the three months ended June 30, 1996. The increase in net sales was primarily attributable to an increase of $1,448,000 or 47% in net sales of operating room towels and a $688,000 or 16% increase in net sales of laparotomy sponges. Net sales of operating room towels and laparotomy sponges increased by 56% and 5% in unit sales, respectively. Management believes that the increase in net unit sales of operating room towels and laparotomy sponges was primarily due to greater domestic market penetration.

The Company presently obtains substantially all of its raw materials for operating room towels from China. These operating room towels are designated as a textile, for which an export visa is required. These export visas could adversely impact the availability and pricing of operating room towels. In the event that these quota restrictions reduce the availability of operating room towels, the Company will accelerate its procurement of operating room towels from China. Management presently anticipates that it will be able to meet the Company's requirements of operating room towels for fiscal 1998.

Gross profit for the three months ended June 30, 1997 increased 26% to $2,842,000 from $2,262,000 for the three months ended June 30, 1996. Gross profit as a percentage of net sales for the period ended June 30, 1997 increased to 22% of net sales from 21% of net sales for the period ended June 30, 1996. The increase in gross profit dollars and gross profit percentage was primarily attributable to the increase in net sales, increased manufacturing efficiencies and a decrease in the cost of certain raw materials.

Selling, general and administrative expenses for the three months ended June 30, 1997 increased 10% to $2,056,000 from $1,868,000 for the three months ended June 30, 1996. As a percentage of net sales, selling, general and administrative expenses decreased to 15.7% for the three months ended June 30, 1997 from 17.2% for the three months ended June 30, 1996. The increase in selling, general and administrative expense dollars was primarily attributable to increased commissions and distributor fees associated with increased sales volume. The decrease in selling, general and administrative expense dollars as a percentage of sales was primarily attributable to increased operating efficiencies.

Interest expense for the three months ended June 30, 1997 increased 9% to $162,000 from $149,000 for the three months ended June 30, 1996.

Net income for the three months ended June 30, 1997 increased to $367,000 from $139,000 for the three months ended June 30, 1996. The increase in net income is attributable to the aforementioned increase in net sales and gross profits, which were partially offset by an increase in selling, general and administrative expenses and interest expense.

As a result of the Company's intention to consolidate its existing manufacturing facility and other leased warehouse facilities into the new Arden Facility in the third quarter of fiscal 1998, the Company anticipates that it will incur certain restructuring costs in connection with such transactions which cannot be identified and quantified as of this date. Such costs may include charges for lease termination, relocation of machinery, equipment and inventory, and impairment losses on assets to be disposed of.

Liquidity and Capital Resources
-------------------------------

The Company had working capital of $9,008,000 with a current ratio of 2.09 at June 30, 1997 as compared to working capital of $10,228,000 with a current ratio of 2.34 on March 31, 1997. Total bank borrowings outstanding were $6,882,000 with a debt to equity ratio of .50 at June 30, 1997 as compared to $8,316,000 with a debt to equity ratio of .62 at March 31, 1997. The decrease in total borrowings outstanding at June 30, 1997 was primarily attributable to reductions in inventories and increased cash flow from operations.

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

                                        MEDICAL ACTION INDUSTRIES INC.

Date: July 31, 1997                     By:  s/Richard G. Satin
      -----------------                     -------------------
                                            Richard G. Satin, Vice President
                                            (Principal Accounting Officer)