Form 10-Q
period 1997-09-30
MEDICAL ACTION INDUSTRIES INC
filed 1997-11-12
CIK 748270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                         COMMISSION FILE NUMBER 0-13251

                         MEDICAL ACTION INDUSTRIES INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                            11-2421849
       (State or other jurisdiction of          (I.R.S. Employer
        incorporation or organization)          Identification No.)

                150 Motor Parkway, Hauppauge, New York  11788
                   (Address of Principal executive offices)

             Registrant's telephone number, including area code:

                               (516)  231-4600

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                   Yes   X                   No
                        ---                      ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 8,299,164 shares of common stock as of October 31, 1997.

                                  Form 10-Q
                                  ---------

                                  CONTENTS
                                  --------

PART I -          FINANCIAL INFORMATION
                  ---------------------

Item 1.           Financial Statements

                  Balance Sheets at September 30, 1997 (Unaudited) and March 31, 1997


                  Statements of Income for the Three and Six Months ended September 30, 1997 and September 30, 1996 (Unaudited)

                  Statements of Cash Flows for the Six Months ended September 30, 1997 and September 30, 1996 (Unaudited)

                  Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

PART II -         OTHER INFORMATION
                  -----------------

                         MEDICAL ACTION INDUSTRIES INC.
                         ------------------------------
                                Balance Sheets
                                --------------
                            (dollars in thousands)


                                   ASSETS
                                   ------

                                             September 30,         March 31,
                                                 1997                1997
                                             -------------         ---------
                                              (Unaudited)

CURRENT ASSETS:

Cash and cash equivalents (Note 3)              $ 2,115             $   275
Accounts Receivable, less allowance for
 doubtful accounts of $125 at September 30,
 1997 and $112 at March 31, 1997                  6,680               6,065
Inventories (Note 2)                             11,399              11,035
Prepaid expenses                                    402                 237
Other current assets                                144                 247
                                                -------             -------
     TOTAL CURRENT ASSETS                       $20,740             $17,859

Property and equipment at cost, less
 accumulated depreciation of $4,416
 at September 30, 1997 and $4,297 at
 March 31, 1997 (Note 3)                          7,698               4,024

OTHER ASSETS:

Investment in Joint Venture                         453                 495

Due from Officers                                   239                 195
Goodwill, net of accumulated
 amortization of $424 at September 30,
 1997 and $355 at March 31, 1997                  2,246               2,315
Other assets                                        134                 106
                                                -------             -------
     TOTAL ASSETS                               $31,510             $24,994
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

                         MEDICAL ACTION INDUSTRIES INC.
                         ------------------------------
                                Balance Sheets
                                --------------
                            (dollars in thousands)


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                             September 30,         March 31,
                                                 1997                1997
                                             -------------         ---------
                                              (Unaudited)

CURRENT LIABILITIES:

Accounts payable                                $ 1,862             $ 1,723
Accrued expenses, payroll and payroll taxes       1,126                 482
Accrued income taxes                                 96                  14
Current portion of capital lease obligations        129                 131
Notes payable to bank                             3,995               3,954
Current portion of long-term debt                   314               1,327
                                                -------             -------
     TOTAL CURRENT LIABILITIES                  $ 7,522             $ 7,631

Deferred Income Taxes                               386                 386
Capital lease obligation, less
 current portion                                    464                 524
Long-term debt, less current
 portion (Note 3)                               $ 8,802             $ 3,035
                                                -------             -------
     TOTAL LIABILITIES                          $17,174             $11,576


SHAREHOLDERS' EQUITY:


Common stock 15,000,000 shares authorized,
 $.001 par value; issued and outstanding
 8,293,164 shares at September 30, 1997
 and 8,230,289 shares at March 31, 1997               8                   8
Additional paid-in capital, net of
 deferred compensation of $260 at
 September 30, 1997 and $296
 at March 31, 1997                                8,319               8,179
Retained earnings                                 6,009               5,231
                                                -------             -------
     TOTAL SHAREHOLDERS' EQUITY                  14,336              13,418
                                                -------             -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $31,510             $24,994
                                                =======             =======


   The accompanying notes are an integral part of these financial statements.

                         MEDICAL ACTION INDUSTRIES INC.
                         ------------------------------
                             Statements of Income
                             --------------------
                  (dollars in thousands except per share data)

                                                    Three Months Ended
                                                       September 30,
                                                  1997                1996
                                              -----------         -----------
                                              (Unaudited)         (Unaudited)

Net Sales                                       $13,676             $11,496

Cost of Sales                                    10,477               9,077
                                                -------             -------
Gross Profit                                      3,199               2,419

Selling, general and administrative
 expenses (Note 3)                                2,069               1,779
Interest expense                                    161                 139
Restructuring Charge (Note 4)                       273                  --
                                                -------             -------

Income before income taxes                          696                 501
Income taxes                                        285                 207
                                                -------             -------
Net Income                                      $   411             $   294
                                                =======             =======

Net Income per share (Note 5)                   $   .05             $   .04
                                                =======             =======



   The accompanying notes are an integral part of these financial statements.

                         MEDICAL ACTION INDUSTRIES INC.
                         ------------------------------
                              Statements of Income
                              --------------------
                  (dollars in thousands except per share data)

                                                     Six Months Ended
                                                       September 30,
                                                  1997                1996
                                              -----------         -----------
                                              (Unaudited)         (Unaudited)

Net Sales                                       $26,753             $22,368
Cost of Sales                                    20,712              17,687
                                                -------             -------

Gross Profit                                      6,041               4,681

Selling, general and administrative
 expenses                                         4,125               3,647
Interest expense                                    323                 288
Restructuring Charge (Note 4)                       273                  --
                                                -------             -------

Income before income taxes                        1,320                 746
Income taxes                                        542                 313
                                                -------             -------
Net Income                                      $   778             $   433
                                                =======             =======

Net Income per share (Note 5)                   $   .09             $   .05
                                                =======             =======


   The accompanying notes are an integral part of these financial statements.

                         MEDICAL ACTION INDUSTRIES INC.
                         ------------------------------
                            Statement of Cash Flows
                            -----------------------
                            (dollars in thousands)


                                                     Six Months Ended
                                                       September 30,
                                                  1997                1996
                                              -----------         -----------
                                              (Unaudited)         (Unaudited)

OPERATING ACTIVITIES

Net income                                      $   778             $   433
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
  Depreciation and amortization                     376                 344
  Provision for doubtful accounts                    13                  --
  Deferred compensation                              61                  73
  Changes in operating assets and liabilities:

   Accounts receivable                             (628)                (33)
   Inventories                                     (364)                780
   Prepaid expenses, other current
    assets and other receivables                    (62)                 23
   Other assets                                     (28)                 (9)
   Accounts payable                                 139                (293)
   Income taxes payable                              82                 (47)
   Accrued expenses, payroll and payroll taxes      644                   4
                                                -------             -------

NET CASH PROVIDED BY
 OPERATING ACTIVITIES                            $1,011              $1,275

INVESTING ACTIVITIES
 Purchases of property, plant and equipment      (3,940)               (348)
 Proceeds from sale of property
  and equipment                                       1                  --
 Loan to officers                                   (44)               (147)
                                                -------             -------
NET CASH (USED IN) INVESTING ACTIVITIES          (3,983)               (495)

FINANCING ACTIVITIES
Proceeds from revolving line of
  credit and long-term borrowings                 7,859               1,300
Principal payments on revolving line of
 credit, long-term debt, and capital
 lease obligations                               (3,126)             (2,116)
Proceeds from exercise of employee
 stock options                                       79                   3
                                                -------             -------

 NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                            4,812                (813)
                                                -------             -------

INCREASE (DECREASE) IN CASH                       1,840                 (33)

Cash at beginning of year                           275                 504
                                                -------             -------
Cash at end of period                           $ 2,115             $   471
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

                         MEDICAL ACTION INDUSTRIES INC.
                         ------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                                 (Unaudited)

Note 1.           BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10- Q for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for the year ended March 31, 1997.

Note 2.           INVENTORIES

Inventories, which are stated at the lower of cost (first-in, first-out) or market, consist of the following:

                              September 30,                    March 31,
                                  1997                           1997
                              -------------                    ---------
                               (Unaudited)
                                       (in thousands of dollars)

Finished Goods                  $ 4,047                         $ 4,491
Work In Process                     126                               0
Raw Materials                     7,226                           6,544
                                -------                         -------
     Total                      $11,399                         $11,035


Note 3.           SIGNIFICANT EVENT


On July 9, 1997 the Company acquired approximately 32 acres of land located in Arden, North Carolina and an existing 205,000 square foot building located thereon (the "Arden Facility"). The purchase price for the Arden Facility was $2,900,000, which was paid at closing. The acquisition of the Arden Facility was financed with the proceeds from the issuance and sale by The Buncombe County Industrial Facilities and Pollution Control Financing Authority of its $5,500,000 Industrial Development Revenue Bonds (Medical Action Industries Inc. Project), Series 1997 (the "Bonds"). Interest on the Bonds is payable on the first business day of each January, April, July and October commencing October, 1997 and ending July, 2013. The Bonds bear interest at a variable rate, determined weekly. The interest rate on the Bonds at September 30, 1997 was 4.2% per annum. In connection with the issuance of the Bonds, the Company entered into a Letter of Credit and Reimbursement Agreement dated as of July 1, 1997 with a bank for approximately $5,800,000 (the "Reimbursement Agreement") to support principal and interest payments of the Bonds and requires payment of an annual fee of
 .85%. The Company also entered into a Remarketing Agreement, pursuant to which the Remarketing Agent will use its best efforts to arrange for a sale in the secondary market of such Bonds. The Remarketing Agreement provides for the payment of an annual fee of .125%.

As of September 30, 1997 the Company has used $3,994,000 of the $5,500,000 proceeds from the Bonds for the purchase and rehabilitation of the Arden Facility and for the acquisition of machinery and equipment. The remaining $1,506,000 will be used for additional rehabilitation of the Arden Facility and for the acquisition of additional machinery and equipment, which is expected to be completed by December 31, 1997. The remaining proceeds have been invested in U.S. Treasury strips which yield interest at the rate of 5.2% per annum as of September 30, 1997.

In May, 1997 the Company signed an agreement for the sale of its existing manufacturing facility in Asheville, North Carolina. The selling price of $1,425,000 is expected to be paid by the scheduled closing date of on or about November 15, 1997. Such proceeds will be used first to pay the remaining mortgage on the existing manufacturing facility, then to pay down other debt balances.

Note 4.           RESTRUCTURING CHARGE.

As a result of the Company's consolidation of its existing manufacturing facilities and two leased warehouse facilities into the new Arden Facility, which is expected to be completed in the third quarter of fiscal 1998, the Company has recorded $273,000 of pre-tax restructuring charges. The restructuring charges include lease termination fees, and costs incurred for moving inventory and equipment to the recently acquired Arden Facility. In addition, the Company may record restructuring charges to reflect the fair market value of equipment that may be disposed of. It is anticipated that the consolidation will be completed by December 31, 1997. As of September 30, 1997, the accruals pertaining to the above mentioned charges totalled $220,000.

Note 5.           NET INCOME PER SHARE

The weighted average number of shares used in computing net income per share was 8,957,293 and 8,872,048 for the three and six months ended September 30, 1997, after considering the dilutive effect of the Company's outstanding options which are considered common stock equivalents. The weighted average number of shares used in computing the net income per share for the three and six months ended September 30, 1996 were 8,374,819 and 8,432,358, respectively.

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

Note 6.           SUBSEQUENT EVENTS.

On October 30, 1997 the Company acquired certain assets of the specialty medical packaging and collection systems for the containment and transport of biohazardous waste business of Dayhill Corporation ("Dayhill"). The purchase price for the acquired assets consisted of $30,000 in cash and the assumption of approximately $595,000 of Dayhill's liabilities.

On November 6, 1997, the Company signed an Amended and Restated Revolving Credit Agreement (the "Agreement") with its existing bank. The Agreement expires on September 30, 2000 and bears interst at prime rate. The Agreement provides for total borrowings of up to $12,000,000 with a $7,000,000 sublimit for bankers acceptances, which bear interest at 1-1/4% over the prevailing bankers acceptance rate, and a $3,000,000 sublimit for letters of credit. Borrowings under the Agreement are collateralized by all the assets of the Company and advances to the Company are made in accordance with the borrowing base formula.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   ---------------------------------------
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                ---------------------------------------------

Forward-Looking Statement
-------------------------

This report on Form 10-Q contains forward-looking statements as defined by the

Private Securities Litigation Reform Act of 1995. Forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the future economic performance and financial results of the Company. The forward-looking statements relate to (i) the expansion of the Company's market share, (ii) the Company's growth into new markets, (iii) the development of new products and product lines to appeal to the needs of the Company's customers, (iv) the procurement of export visas for raw materials for operating room towels from China, which may impact the availability and pricing of operating room towels, and (v) the retention of the Company's earnings for use in the operation and expansion of the Company's business.

Important factors and risks that could cause actual results to differ materially form those referred to in the forward-looking statements include, but are not limited to, the effect of economic and market conditions, the impact of the consolidation throughout the healthcare supply chain, the impact of healthcare reform, opportunities for acquisitions and the Company's ability to effectively integrate acquired companies, the ability of the Company to maintain its gross profit margins, the ability to obtain additional financing to expand the Company's business, the failure of the Company to successfully compete with the Company's competitors that have greater financial resources, the loss of key management personnel or the inability of the Company to attract and retain qualified personnel, the availability and possible increases in raw material prices for operating room towels, the impact of current or pending legislation and regulation, as well as the risks described from time to time in the Company's filings with the Securities and Exchange Commission, which include this report on Form 10-Q and the Company's annual report on Form 10-K for the year ended March 31, 1997.

The forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results, performance and/or achievements of the Company to differ materially from any future results, performance or achievements, express or implied, by the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, and that in light of the significant uncertainties inherent in forward-looking statements, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

Results of Operations

Six months ended September 30, 1997 compared to six months ended
----------------------------------------------------------------
September 30, 1996
------------------

Net sales for the six months ended September 30, 1997 increased 20% to $26,753,000 from $22,368,000 for the six months ended September 30, 1996. The increase in net sales was primarily attributable to an increase of $2,953,000, or 47%, in net sales of operating room towels, a $546,000, or 30%, increase in net sales of the QuanTech product line and a $466,000, or 5%, increase in net sales of laparotomy sponges. Management believes that the increase in net sales of operating room towels and the QuanTech product line was primarily due to greater domestic market penetration.

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

Gross profit for the six months ended September 30, 1997 increased 29% to $6,041,000 from $4,681,000 for the six months ended September 30, 1996. Gross profit as a percentage of net sales for the six months ended September 30, 1997 increased to 23% of net sales from 21% of net sales compared to the period ended September 30, 1996. The increase in gross profit dollars and gross profit percentage was primarily attributable to the increase in net sales, increased manufacturing efficiencies and a decrease in the cost of certain raw materials.

Selling, general and administrative expenses for the six months ended September 30, 1997 increased 13% to $4,126,000 from $3,647,000 for the six months ended September 30, 1996. As a percentage of net sales, selling, general and administrative expenses decreased to 15.4% for the six months ended September 30, 1997 from 16.3% for the six months ended September 30, 1996. The increase in selling, general and administrative expense dollars was primarily attributable to increased commissions and distributor fees associated with increased sales volume. The decrease in selling, general and administrative expense dollars as a percentage of sales was primarily attributable to increased operating efficiencies.

Restructuring charges of $273,000 were incurred for the three and six months ended September 30, 1997 as a result of the Company's consolidation of its existing manufacturing facilities and two leased warehouse facilities into the new Arden Facility. It is anticipated that the consolidation will be completed by December 31, 1997.

Interest expense for the six months ended September 30, 1997 increased 12% to $323,000 from $288,000 for the six months ended September 30, 1996. The increase in interest expense was primarily attributable to increased working capital requirements to support increases in inventory and accounts payable as a result of increased sales.

Net income for the six months ended September 30, 1997 increased to $778,000 from $433,000 for the six months ended September 30, 1996. The increase in net income is attributable to the aforementioned increase in net sales and gross profits, which were partially offset by an increase in selling, general and administrative expenses, restructuring charges and interest expense.

Three months ended September 30, 1997 compared to three months
--------------------------------------------------------------
ended September 30, 1996.
-------------------------

Net sales for the three months ended September 30, 1997 increased 19% to $13,676,000 from $11,496,000 for the three months ended September 30, 1996. The increase in net sales was primarily attributable to an increase of $1,504,000, or 48%, in net sales of operating room towels and a $322,000, or 35%, increase in net sales of the QuanTech product line. Management believes that the increase in net sales of operating room towels and the QuanTech product line was primarily due to greater domestic market penetration.

Gross profit for the three months ended September 30, 1997 increased 32% to $3,199,000 from $2,419,000 for the three months ended September 30, 1996. Gross profit as a percentage of net sales for the period ended September 30, 1997 increased to 23% of net sales from 21% compared to the period ended September 30, 1996. The increase in gross profit dollars and gross profit percentage was primarily attributable to the increase in net sales, increased manufacturing efficiencies and a decrease in the cost of certain raw materials.

Selling, general and administrative expenses for the three months ended September 30, 1997 increased 16% to $2,069,000 from $1,779,000 for the three months ended September 30, 1996. As a percentage of net sales, selling, general and administrative expenses decreased to 15.1% for the three months ended September 30, 1997 from 15.5% for the three months ended September

30, 1996. The increase in selling, general and administrative expense dollars was primarily attributable to increased commissions and distributor fees associated with increased sales volume. The decrease in selling, general and administrative expense dollars as a percentage of sales was primarily attributable to increased operating efficiencies.

Restructuring charges of $273,000 were incurred for the three months ended September 30, 1997 as a result of the Company's consolidation of its existing manufacturing facilities and two leased warehouse facilities into the new Arden Facility. It is anticipated that the consolidation will be completed by December 31, 1997.

Interest expense for the three months ended September 30, 1997 increased 16% to $161,000 from $139,000 for the three months ended September 30, 1996.

Net income for the three months ended September 30, 1997 increased to $411,000 from $294,000 for the three months ended September 30, 1996. The increase in net income is attributable to the aforementioned increase in net sales and gross profits, which were partially offset by an increase in selling, general and administrative expenses, restructuring charges and interest expense.


Liquidity and Capital Resources
-------------------------------

The Company had working capital of $13,218,000 with a current ratio of 2.76 at September 30, 1997 as compared to working capital of $10,228,000 with a current ratio of 2.34 on March 31, 1997. Total borrowings outstanding, including Industrial Revenue Bonds of $5,500,000, were $13,111,000 with a debt to equity ratio of .91 at September 30, 1997 as compared to $8,316,000 with a debt to equity ratio of .62 at March 31, 1997. The increase in total borrowings outstanding at September 30, 1997 was primarily attributable to the acquisition of the Arden Facility, which was financed with the proceeds from Industrial Revenue Bonds as issued by The Buncombe County Industrial Facilities and Pollution Control Financing Authority.

The Company believes that the anticipated future cash flow from operations, coupled with its cash on hand and available funds under its revolving credit agreements, will be sufficient to meet working capital requirements.

                         MEDICAL ACTION INDUSTRIES INC.
                         ------------------------------

                          PART II - OTHER INFORMATION
                          ---------------------------


Item 1.           Legal Proceedings

                  There are no material legal proceedings against the Company or in which any of this property is subject.

Item 2.           Changes in Securities

                  None

Item 3.           Defaults upon Senior Securities

                  None

Item 4.           Submission of Matters to a Vote of Security Holders

                  A. The Registrant held its Annual Meeting of Stockholders on August 13, 1997.

                  B. Two Directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2000. The names of these Directors and votes cast in favor of their election and shares withheld are as follows:


                  Name                        Votes For         Votes Withheld
                  ----                        ---------         --------------

                  Thomas A. Nicosia           6,759,504             111,935
                  Richard G. Satin            6,760,504             110,935

                  In addition to the election of Directors, the stockholders approved a proposal to amend the Company's 1994 Stock Incentive Plan; 5,749,379 shares voted in favor of this proposal, 416,843 shares voted against and 37,912 shares abstained from voting.

                  The stockholders also approved a proposal to ratify the selection of Ernst & Young LLP as independent public auditors of the Company for the fiscal year ending March 31, 1998; 6,733,115 shares voted in favor of this proposal, 14,800 shares voted against and 11,300 shares abstained from voting.

Item 5.           Other Information

                  None

Item 6.           (a)      Exhibits

                           None

                  (b)      Reports on Form 8-K

                           Current Report on Form 8-K dated
                           July 9, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MEDICAL ACTION INDUSTRIES INC.

Date: November 1, 1996                  s/ Richard G. Satin
      ----------------                  --------------------------------
                                        Richard G. Satin, Vice President
                                        Principal Accounting Officer