Form 10-Q
period 1997-12-31
MEDICAL ACTION INDUSTRIES INC
filed 1998-02-13
CIK 748270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  Form 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

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

                                    Yes   X                   No
                                        ------                   ------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 8,335,164 shares of common stock as of January 31, 1998.

                                  Form 10-Q
                                  ---------

                                   CONTENTS
                                   --------

PART I -          FINANCIAL INFORMATION
                  ---------------------

Item 1.           Financial Statements

                  Balance Sheets at December 31, 1997 (Unaudited) and March 31, 1997

                  Statements of Income for the Three and Nine Months ended December 31, 1997 and December 31, 1996 (Unaudited)

                  Statements of Cash Flows for the Nine Months ended December 31, 1997 and December 31, 1996 (Unaudited)

                  Notes to Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II -         OTHER INFORMATION
                  -----------------

                         MEDICAL ACTION INDUSTRIES INC.
                         ------------------------------
                                 Balance Sheets
                                 --------------
                             (dollars in thousands)

                                     ASSETS

                                             December 31,          March 31,
                                                1997                 1997
                                             -----------           ---------
                                             (Unaudited)
CURRENT ASSETS
Cash and cash equivalents                     $  1,104              $   275
Accounts receivable, less allowance for
doubtful accounts of $133 at December 31,
1997 and $112 at March 31, 1997                  6,754                6,065

Inventories                                     10,504               11,035
Prepaid expenses                                   483                  237
Other current assets                               167                  247
                                               -------              -------

         TOTAL CURRENT ASSETS                   19,012               17,859

Property and equipment at cost, less
accumulated depreciation of $3,738
at December 31, 1997 and $4,297 at
March 31, 1997                                   7,783                4,024

Investment in Joint Ventures                       431                  495
Due from Officers                                  247                  195
Excess of cost over net assets
 acquired, less accumulated
 amortization of $458 at December 31,
 1997 and $355 at March 31, 1997                 2,251                2,315
Other assets                                       137                  106
                                              --------              -------
         TOTAL ASSETS                          $29,861              $24,994
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

                         MEDICAL ACTION INDUSTRIES INC.
                         ------------------------------
                                 Balance Sheets
                                 --------------
                             (dollars in thousands)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                             December 31,          March 31,
                                                1997                 1997
                                             -----------           ---------
                                             (Unaudited)
CURRENT LIABILITIES:
Accounts payable                             $ 1,493               $ 1,723
Accrued expenses, payroll and payroll taxes    1,167                   482
Accrued income taxes                             126                    14
Current portion of capital lease obligations     128                   131
Notes payable to bank                          5,630                 3,954
Current portion of long-term debt                240                 1,327
                                             -------               -------
         TOTAL CURRENT LIABILITIES             8,784                 7,631

Deferred Income Taxes                            386                   386
Capital lease obligation, less
 current portion                                 434                   524
Long-term debt, less current
 portion                                       5,398                 3,035
                                             -------               -------
         TOTAL LIABILITIES                   $15,002               $11,576


SHAREHOLDERS' EQUITY:

Common stock 15,000,000 shares authorized,
 $.001 par value; issued and outstanding
 8,330,164 shares at December 31, 1997
 and 8,230,289 shares at March 31, 1997            8                     8
Additional paid-in capital, net of
 deferred compensation of $227 at
 December 31, 1997 and $296
 at March 31, 1997                             8,409                 8,179
Retained earnings                              6,442                 5,231
                                             -------               -------
         TOTAL SHAREHOLDERS' EQUITY           14,859                13,418
                                             -------               -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $29,861               $24,994
                                             =======               =======

The accompanying notes are an integral part of these financial statements.

                         MEDICAL ACTION INDUSTRIES INC.
                         ------------------------------
                              Statements of Income
                              --------------------
                  (dollars in thousands except per share data)

                                                                           Three Months Ended
                                                                                  December 31,
                                                                        1997                         1996
                                                                     (Unaudited)                 (Unaudited)
                                                                     -----------                ------------
Net Sales                                                              $14,024                     $11,212

Cost of Sales                                                           10,853                       8,866
                                                                       --------                    -------

Gross Profit                                                             3,171                       2,346

Selling, general and administrative
 expenses                                                                2,294                       1,806
Interest expense, net                                                      143                         175
                                                                       -------                     -------

Income before income taxes                                                 734                         365
Income tax expense                                                         301                         150
                                                                       -------                     -------

Net income                                                             $   433                     $   215
                                                                       =======                     =======

Net Income per share basic
 and diluted                                                           $   .05                     $   .03
                                                                       ========                    =======

The accompanying notes are an integral part of these financial statements.

                         MEDICAL ACTION INDUSTRIES INC.
                         ------------------------------
                              Statements of Income
                              --------------------
                  (dollars in thousands except per share data)

                                                                               Nine Months Ended
                                                                                  December 31,
                                                                          1997                      1996
                                                                       ----------                -----------
                                                                       (Unaudited)               (Unaudited)
Net Sales                                                               $40,777                    $33,580

Cost of Sales                                                            31,565                     26,553
                                                                       ---------                  --------

Gross Profit                                                              9,212                      7,027

Selling, general and administrative
 expenses                                                                 6,419                      5,453
Interest expense, net                                                       466                        463
Restructuring charge                                                        273                         --
                                                                         ------                    -------

Income before income taxes                                                2,054                      1,111
Income tax expense                                                          843                        463
                                                                         ------                    -------

Net Income                                                               $1,211                    $   648
                                                                         ======                    =======

Net Income per share basic                                               $  .15                    $   .08
                                                                         ======                    =======

Net Income per share diluted                                             $  .14                    $   .08
                                                                         ======                    =======

The accompanying notes are an integral part of these financial statements.

                MEDICAL ACTION INDUSTRIES INC. AND SUBSIDIARY
                           Statement of Cash Flows
                            (dollars in thousands)

                                                    Nine Months Ended
                                                        December 31,
                                                1997                  1996
                                             -----------           -----------
                                             (Unaudited)           (Unaudited)
OPERATING ACTIVITIES
 Net Income                                  $  1,211              $   648
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
   Loss from sale of property
   and equipment                                   61                   --
  Depreciation and amortization                   570                  512
  Provision for doubtful accounts                  21                  (14)
  Deferred compensation                            91                  109
  Changes in operating assets and liabilities
   net of acquisition:
   Accounts Receivable                           (407)                 758
   Inventories                                    753               (1,554)
   Prepaid expenses and other current assets     (159)                  95
   Other assets                                   (26)                  (9)
   Accounts payable                              (416)                 (60)
   Accrued income taxes                           112                 (112)
   Accrued expenses, payroll and
    payroll taxes                                 667                 (169)
                                               ------                ------

NET CASH PROVIDED BY OPERATING ACTIVITIES      $2,478                $ 204

INVESTING ACTIVITIES
  Purchase price and related acquisition
   costs                                          (40)                (163)
 Purchase of property, plant and equipment     (5,540)                  --
 Proceeds from sale of property
  and equipment                                 1,336                   --
 Loan to officers                                 (52)                (147)
                                               ------                ------
NET CASH USED IN INVESTING ACTIVITIES          (4,296)                (310)
FINANCING ACTIVITIES
Proceeds from revolving line of
  credit and long-term borrowings               8,484                2,442
Principal payments on revolving line of
 credit, long-term debt, and capital
 lease obligations                             (5,977)              (2,444)
Proceeds from exercise of employee

 stock options                                    140                    3
                                               ------              -------

NET CASH PROVIDED BY FINANCING ACTIVITIES       2,647                    1
                                               ------              -------

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                      829                 (105)
Cash at beginning of period                       275                  504
                                               ------              -------
Cash and cash equivalents at end of period    $ 1,104               $  399
                                               ======              =======

 The accompanying notes are an integral part of these financial statements.

                  MEDICAL ACTION INDUSTRIES INC. AND SUBSIDIARY
                  ---------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)

Note 1.           BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended March 31, 1997.

Note 2.           INVENTORIES

Inventories, which are stated at the lower of cost (first-in, first-out) or market, consist of the following:

                                              December 31         March 31,
                                                 1997               1997
                                             ------------        ----------
                                                       (Unaudited)
Finished Goods                                $ 4,105              $ 4,491
Work in Process                                   125                    0
Raw Materials                                   6,274                6,544
                                              -------              -------
         Total                                $10,504              $11,035
                                              =======              =======

Note 3.           SIGNIFICANT EVENTS

On July 9, 1997 the Company acquired approximately 32 acres of land located in Arden, North Carolina and an existing 205,000 square foot building located thereon (the "Arden Facility"). The purchase price for the Arden Facility was $2,900,000, which was paid at closing. The acquisition of the Arden Facility was financed with the proceeds from the issuance and sale by The Buncombe County

Industrial Facilities and Pollution Control Financing Authority of its $5,500,000 Industrial Development Revenue Bonds (Medical Action Industries Inc. Project), Series 1997 (the "Bonds"). Interest on the Bonds is payable on the first business day of each January, April, July and October commencing October, 1997 and ending July, 2013. The Bonds bear interest at a variable rate, determined weekly. The interest rate on the Bonds at December 31, 1997 was 4.3% per annum. In connection with the issuance of the Bonds, the Company entered into a Letter of Credit and Reimbursement Agreement dated as of July 1, 1997 with a bank for approximately $5,800,000 (the "Reimbursement Agreement") to support principal and interest payments of the Bonds and requires payment of an annual fee of .85%. The Company also entered into a Remarketing Agreement, pursuant to which the Remarketing Agent will use its best efforts to arrange for a sale in the secondary market of such Bonds. The Remarketing Agreement provides for the payment of an annual fee of .125%.

As of December 31, 1997 the Company has used $5,268,000 of the $5,500,000 proceeds from the Bonds for the purchase and rehabilitation of the Arden Facility and for the acquisition of machinery and equipment. The remaining $232,000 will be used for additional rehabilitation of the Arden Facility and for the acquisition of additional machinery and equipment, which is expected to be completed by January 31, 1998. The remaining proceeds have been invested in U.S. Treasury strips which yield interest at the rate of 5.2% per annum as of December 31, 1997.

On December 11, 1997, the Company sold its manufacturing facility in Asheville, North Carolina. The net selling price after closing costs was $1,332,000. The proceeds were used to pay the remaining mortgage on the facility of $746,000 and then to pay down other debt balances. The net loss on the sale of the building was $61,000 and is included as part of the restructuring charge as discussed in
Note 4.

On October 30, 1997 the Company acquired certain assets of the specialty medical packaging and collection systems for the containment and transport of biohazardous waste business of Dayhill Corporation ("Dayhill"). The purchase price for the acquired assets consisted of the assumption of approximately $595,000 of Dayhill's liabilities. The acquisition has been accounted for as a purchase and the operations of Dayhill have been included in the Company's Statement of Operations since the acquisition date. The excess of the purchase price and related expenses over the net assets acquired amounted to $39,723 and is being amortized over ten (10) years.

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


Note 4.           RESTRUCTURING CHARGE

As a result of the Company's consolidation of its existing manufacturing facilities and two leased warehouse facilities into the new Arden Facility, which is expected to be completed in the fourth quarter of fiscal 1998, the Company has recorded $273,000 of pre-tax restructuring charges in the quarter ended September 30, 1997. The restructuring charges include lease termination fees, net loss on the sale of the manufacturing facility in Asheville, North Carolina, and costs incurred for moving inventory and equipment to the recently acquired Arden Facility. It is anticipated that the consolidation will be completed by January 31, 1998. As of December 31, 1997, the accruals pertaining to the above mentioned charges totalled $61,000.

Note 5.           NET INCOME PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with the basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended December 31, 1996 and for the three and nine months ended December 31, 1997.


                                                          Three Months Ended                          Nine Months Ended
                                                             December 31,                               December 31,
                                                          ------------------                          -------------------
                                                     1997                       1996             1997                  1996
                                                     ----                       ----             ----                  ----
                                                                            Dollars in thousands except
                                                                                   per share data
Numerator:
----------
Net income for
basic and dilutive
earnings per share                                   $433                       $215             $1,211                $648
                                                     ====                       ====             ======                ====
Denominator:
-----------

Denominator for basic

earnings per share -
weighted average shares                         8,216,836                  8,103,581          8,179,779           8,078,958

Effect of dilutive
securities:

Employee stock options                            720,620                    111,996            633,090             175,525
Non-vested restricted
 stock                                             88,750                    108,708             90,465             130,248
Warrants                                           33,839                          0             28,197                   0
                                                ---------                  ---------          ---------           ---------

Dilutive potential
common shares                                     843,209                    220,704            751,752             305,773

Earnings per share-
adjusted weighted
average shares                                  9,060,045                  8,324,285          8,930,531           8,384,731
                                                =========                  =========          =========           =========

Basic earnings
 per share                                           $.05                       $.03               $.15                $.08
                                                     ====                       ====               ====                ====

Diluted earnings
 per share                                           $.05                       $.03               $.15                $.08
                                                     ====                       =====              ====                ====

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

The forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results, performance and/or achievements of the Company to differ materially from any future results, performance or achievements, express or implied, by the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, and that in light of the significant uncertainties inherent in forward-lookin statements, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 ---------------------------------------------

RESULTS OF OPERATIONS

Nine months ended December 31, 1997 compared to nine months ended December 31,
------------------------------------------------------------------------------
1996.
-----

Net sales for the nine months ended December 31, 1997 increased 21% to $40,777,000 from $33,580,000 for the nine months ended December 31, 1996. The increase in net sales was primarily attributable to an increase of $4,545,000, or 49%, in net sales of operating room towels, $745,000, or 26%, in net sales of the QuanTech product line and a $852,000, or 6%, increase in net sales of laparotomy sponges. Management believes that the increase in net sales of operating room towels, the QuanTech product line and laparotomy sponges was primarily due to greater domestic market penetration.

The Company presently obtains substantially all of its raw materials for operating room towels from China. These operating room towels are designated as a textile, for which an export visa is required. These export visas could adversely impact the availability and pricing of operating room towels. In the event that these quota restrictions reduce the availability of operating room towels, the Company will accelerate its procurement of operating room towels from China and, to a lesser extent, secure operating room towels from sources outside of China. Management presently anticipates that it will be able to meet the Company's requirements of operating room towels through fiscal 1999, however higher pricing for such raw materials which the Company will begin incurring in the fourth quarter of fiscal 1998, due to the availability of export visas, could adversely effect the Company.

Gross profit for the nine months ended December 31, 1997 increased 31% to $9,213,000 from $7,027,000 for the nine months ended December 31, 1996. Gross profit as a percentage of net sales for the nine months ended December 31, 1997 increased to 23% of net sales from 21% of net sales for the nine months ended December 31, 1996. The increase in gross profit dollars and gross profit percentage was primarily attributable to the increase in net sales, increased manufacturing efficiencies and a decrease in the cost of certain raw materials.

Selling, general and administrative expenses for the nine months ended December 31, 1997 increased 18% to $6,419,000 from $5,453,000 for the nine months ended December 31, 1996. As a percentage of net sales, selling, general and administrative expenses decreased to 15.7% for the nine months ended December 31, 1997 from 16.2% for the nine months ended December 31, 1996. The increase in selling, general and administrative expense dollars was primarily attributable to increased commissions and distributor fees associated with increased sales volume. The decrease in selling, general and administrative expense dollars as a percentage of sales was primarily attributable to increased operating efficiencies.

Restructuring charges of $273,000 were incurred for the nine months ended December 31, 1997 as a result of the Company's consolidation of its existing manufacturing facilities and two leased warehouse facilities into the new Arden facility. It is anticipated that the consolidation will be completed by January 31, 1998.

Interest expense for the nine months ended December 31, 1997 increased 1% to $466,000 from $463,000 for the nine months ended December 31, 1996.

Net income for the nine months ended December 31, 1997 increased to $1,211,000 from $648,000 for the nine months ended December 31, 1996. The increase in net income is attributable to the aforementioned increase in net sales and gross profits, which were partially offset by an increase in selling, general and administrative expenses, restructuring charges and interest expense.

Three months ended December 31, 1997 compared to three months ended December 31,
--------------------------------------------------------------------------------
1996.
-----


Net sales for the three months ended December 31, 1997 increased 25% to $14,024,000 from $11,212,000 for the three months ended December 31, 1996. The increase in net sales was primarily attributable to an increase of $1,592,000, or 53%, in net sales of operating room towels, $321,000, or 62%, increase in net sales of gauze sponges and $268,000, or 18%, increase in net sales of the SBW product line as a result of the recent acquisition of Dayhill Corporation. Management believes that the increase in net sales of operating room towels, laparotomy sponges and gauze sponges was primarily due to greater domestic market penetration.

Gross profit for the three months ended December 31, 1997 increased 35% to $3,171,000 from $2,346,000 for the three months ended December 31, 1996. Gross profit as a percentage of net sales for the period ended December 31, 1997 increased to 23% of net sales from 21% of net sales for the three months ended December 31, 1996. The increase in gross profit dollars and gross profit percentage was primarily attributable to the increase in net sales, increased manufacturing efficiencies and a decrease in the cost of certain raw materials.

Selling, general and administrative expenses for the three months ended December 31, 1997 increased 27% to $2,294,000 from $1,806,000 for the three months ended December 31, 1996. As a percentage of net sales, selling, general and administrative expenses increased to 16.4% for the three months ended December 31, 1997 from 16.1% for the three months ended December 31, 1996. The increase in selling, general and administrative expense dollars and as a percentage of sales was primarily attributable to increased commissions and distributor fees associated with increased sales volume.

Interest expense for the three months ended December 31, 1997 decreased 18% to $143,000 from $175,000 for the three months ended December 31, 1996.

Net income for the three months ended December 31, 1997 increased to $433,000 from $215,000 for the three months ended December 31, 1996. The increase in net income is attributable to the aforementioned increase in net sales and gross profits and a decrease in interst expense, which were partially offset by an increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company had working capital of $10,228,000 with a current ratio of 2.2 at December 31, 1997 as compared to working capital of $10,228,000 with a current ratio of 2.34 on March 31, 1997. Total bank borrowings outstanding, including Industrial Revenue Bonds of $5,500,000, were $11,268,000 with a debt to equity ratio of .76 at December 31, 1997 as compared to $8,316,000 with a debt to equity ratio of .62 at March 31, 1997. The increase in total borrowings outstanding at December 31, 1997 was primarily attributable to the acquisition of the Arden facility, which was financed with the proceeds from Industrial Development Revenue Bonds issued by The Buncombe County Industrial Facilities and Pollution Control Financing Authority.


The Company believes that the anticipated future cash flow from operations, coupled with its cash on hand and available funds under its revolving credit agreements, will be sufficient to meet working capital requirements.

                 MEDICAL ACTION INDUSTRIES INC. AND SUBSIDIARY

                          PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

                  There are no material legal proceedings against the Company or in which any of its property is subject.

Item 2.           Changes in Securities

                  None

Item 3.           Defaults upon Senior Securities

                  None

Item 4.           Submission of Matters to a Vote of Security Holders

                  None

Item 5.           Other Information

                  None

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           None

                  (b)      Reports on Form 8-K

                  (i)      Current Report on Form 8-K dated October 28, 1997 re:
                           Item 5 - Other Events and Item 7 - Financial
                           Statements, Pro Forma Financial Information and Exhibits.

                  (ii)     Current Report on Form 8-K dated November 6, 1997 re:
                           Item 2 - Acquisition or Disposition of Assets and
                           Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MEDICAL ACTION INDUSTRIES INC.



Date: February 10, 1998                By: s/Richard G. Satin
      -----------------                    ------------------
                                           Richard G. Satin, Vice President
                                           (Principal Accounting Officer)