Form 10-K405
period 1998-03-31
MEDICAL ACTION INDUSTRIES INC
filed 1998-06-26
CIK 748270

===============================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year ended March 31, 1998

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period             to
                                            -----------    ----------

                          Commission File No. 0-13251

                         MEDICAL ACTION INDUSTRIES INC.

             (Exact name of registrant as specified in its charter)

             Delaware                                   11-2421849
 (State or other jurisdiction              (I.R.S. Employer Identification No.)
 of incorporation or organization)

 150 Motor Parkway, Hauppauge, New York                      11788
 (Address of Principal Executive Office)                  (Zip Code)

Registrant's telephone number, including area code:      (516)231-4600

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

     The aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant as of June 5, 1998 was approximately $28,500,000. As of June 5, 1998, registrant had outstanding 8,442,039 shares of Common Stock.

     Parts of the following documents are incorporated by reference to Parts I, II, III and IV of this Form 10-K Report: (1) Proxy Statement for registrant's 1998 Annual Meeting of Stockholders and (2) registrant's Annual Report to Stockholders for the fiscal year ended March 31, 1998.



===============================================================================

                                     PART I

ITEM ONE - BUSINESS

         Medical Action Industries Inc. (the "Company" or "Medical Action") develops, manufactures, markets and distributes a variety of disposable surgical related products. Medical Action is a leading manufacturer and distributor of sterile disposable laparotomy sponges and operating room towels in the United States. Laparotomy sponges and operating room towels are produced from cotton and used for a multitude of purposes during operating room procedures. To compliment these products, Medical Action has developed several product lines, including gauze sponges, gauze fluffs, dry burn dressings and non-adherent gauze dressings. Gauze sponges and/or fluffs are used in all healthcare facilities including hospitals, health maintenance organizations, dental facilities and veterinary centers. Gauze fluffs are pre-folded gauze pads used for compression and absorption of blood and other fluids. Dry burn dressings are composed of multiple layers of folded gauze that are typically customized for hospitals as to size, weave, folds, stitching and packaging. Non-adherent dressings reduce sticking and protect skin grafts during dressing changes, thereby alleviating trauma and pain to the wound site. The Company has also introduced a line of specialty sponges, including eye spears, dissecting, stick and tonsil sponges, all of which are used in a variety of surgical procedures.

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

         In October 1997, the Company acquired substantially all of the assets relating to the specialty packaging business of Dayhill Corporation ("Dayhill"). The acquired Dayhill products principally consist of collection systems for the containment and transport of biohazardous waste, including biohazard bags, autoclave bags, laboratory transport bags, zip lock bags and sponge counting bags.

         In January 1998, the Company acquired the sponge counter product lines of Sage Products, Inc., which included a uniquely designed and patented surgical sponge counting system, SAFE-T-Count(Trademark), as well as a counting system known as Pocket Count(Trademark).

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

         Through its existing direct sales force, manufacturers' representatives and internal sales department, the Company's products are sold throughout the United States and certain international markets, and is expanding its end-user base to include physician, dental and veterinary offices. Medical Action has entered into preferred vendor agreements with national distributors, as well as sole source and/or committed contacts with nearly every major group purchasing alliance. The Company intends to utilize these sales channels to expand its product lines to include both surgical and non-surgical products.

         The products presently manufactured and/or marketed by the Company include:

         Disposable Laparotomy Sponges - Laparotomy sponges are designed primarily for use during surgical procedures in hospitals and health facilities. They are single use (disposable) and made of gauze and sold in varying sizes and utilized for a multitude of purposes. Laparotomy sponges cover exposed internal organs, isolating them from the part of the body being operated upon. They also absorb blood and act as a buffer between medical instruments and the skin, thereby reducing trauma to skin tissue caused by the medical instrument. Laparotomy sponges are sold in sterile packaging or as a non-sterile component to be used with other health care companies' products, primarily surgical pre-packaged procedure trays. The Company's laparotomy sponges contain an x-ray detectable element and loop handle in order to facilitate easy counting and identification in the operating room. For the fiscal years ended March 31, 1998, 1997 and 1996, laparotomy sponges accounted for 36%, 41% and 48%, respectively, of the Company's total sales.

         Absorbent Operating Room Towels - The Company introduced ACTI-SORB(Trademark), a line of cotton absorbent operating room towels, which are used during surgery for drying hands, rolled up for propping instruments, on back tables and mayo stands for absorbing fluids, around the incision site for absorbing blood and to allow the surgeon to clip tubing and instruments close to the surgical site during the surgical procedure. Operating room towels are sold in sterile packaging for single (disposable) use and as a non-sterile component to be used with other health care companies' products, primarily surgical pre-packaged procedure trays. For the fiscal years ended March 31, 1998, 1997 and 1996, operating room towels accounted for 34%, 29% and 32%, respectively, of the Company's total sales.

         Gauze Sponges - The Company developed a line of gauze sponges and gauze fluffs. The Company believes that its brand recognition in the laparotomy sponge field will pave the way for its entrance into the gauze sponge market. Gauze sponges are used in the operating room as well as throughout the hospital. They are also used extensively throughout the alternate care market, including physicians' offices, health clinics, dentists' offices and in veterinary practices. The Company also introduced gauze fluffs which are pre-folded gauze sponges used for compression and absorption of blood and other fluids.

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

         Specialty Sponges - The Company's line of specialty sponges is an extension to its laparotomy sponges. The Company's specialty sponges are used invasively in a variety of surgical procedures and are manufactured for a multitude of purposes and classified as follows:

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

         Endoscopic Specialty Sponges - As an extension of its line of specialty sponges, the Company introduced endoscopic specialty sponges. Endoscopic specialty sponges are used in less invasive surgical procedures. The Company's endoscopic specialty sponges, all of which are dissecting sponges, are made of 100% cotton affixed to a fiberglass stick and classified as follows:

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

         Needle Counters - Red plastic boxes manufactured from medical grade materials designed to resist breakage and punctures. They are produced with a variety of designs, including surgical grade magnets in order to facilitate sharps disposal, foam blocks and foam strips with varying count capacity and designs.

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

         Laboratory Specimen Transport Bags - Used to collect, transport or hold samples from patients for examination or analytical procedures. The bags feature a separate pouch which can be used for accompanying paperwork. The pouch has a special seal that will ensure that the paperwork does not get contaminated or contaminate the lab specimen.

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

         Sponge Counter Bags - A counting system, known as Pocket Count(Trademark), used in the operating room to count laparotomy sponges and gauze sponges after use. They are clear faced opaque backed plastic bags with five large pockets that extend vertically down. Each pocket is tacked in the center creating two compartments. The tack can be separated to create one large pocket. The bag can hold ten gauze sponges. When the tacks are separated, the bag will hold one large laparotomy sponge in each of its five pockets. The bag acts as a fluid receptacle as well as a visual count of the sponges. The Company also recently acquired a uniquely designed and patents sponge counting system known as SAFE-T-Count(Trademark).

         Autoclavable Bags - Bags used for autoclaving and sterilizing infectious waste.

         Sterilization Monitoring Products - These are printed paper and chemical devices used to measure certain necessary parameters within a sterilization cycle.

         Indicators:       measure presence of ETO or steam and temperature

         Integrators:      a new technology that gives a better assurance than
                           traditional indicators that the proper parameters of sterilization were fulfilled, including time, temperature and moisture.

These products are used inside the packaged products and pouches throughout the hospital, clinic and doctor's office environment whenever sterilization takes place.

Trademarks and Patents

         The Company owns several trademarks. While it considers that in the aggregate the trademarks are important in the operation of its business, it does not consider that any of its trademarks, or any group of them, are of such importance that termination would materially affect its business.

         The Company has a United States Patent (No. 4,976,299) for its surgical light handle cover which expires in 2007 and a United States Patent (No. 5,186,322) for its Safe-T-Count(Trademark) sponge counting system which expires in 2010. Although there is no assurance that other companies will not be successful in developing similar products without violating the rights of the Company, management does not believe that the invalidation of any patents owned by the Company would have a material adverse effect on it or its business prospects. While the protection of patents is important to the Company's business, management does not believe any one patent is essential to the success of the Company.

Competition

         There are many companies, both public and private, engaged in the development and marketing of disposable sterile and non-sterile surgical supplies, including laparotomy sponges. The Company is subject to various levels of competition based upon performance, quality and pricing. The Company's major competitors include large manufacturers, which have greater financial resources than the Company. The competitors differ based upon the products being sold. In the sale of sterile laparotomy sponges, where Kendall Healthcare Products Company and Medline Industries, Inc. are competitors, Medical Action's sales represent a significant share of the domestic market. In May 1997, the Company entered into a three-year supply agreement with Allegiance Healthcare Corporation in which the Company's disposable sterile laparotomy sponges and disposable sterile operating room towels were designated as their "Best Value". The Company's primary competitors in the sale of sterile operating room towels, in which the Company is also the leading supplier in the domestic market, are Medline Industries, Inc. and DeRoyal, Inc. In the sale of medical pouches to the hospital market, where the Company is one of the leading suppliers, the Company's primary competitors include Tower Medical, an indirect wholly-owned subsidiary of Rexam, PLC. In the sale of QuanTech products, where the Company's portion of the market is relatively insignificant, the Company's primary competitor is Devon Industries, Inc., a wholly-owned subsidiary of Graphic Controls Corporation.

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

Marketing and Distribution

         The Company's products are presently marketed and sold throughout the United States through a network of direct sales personnel and manufacturers' representatives. There are approximately 13 manufacturers' representatives and 17 direct sales personnel throughout the United States engaged in the sales and marketing of the Company's products. Sales are primarily made to distributors, who maintain sufficient inventory to service customer requirements. The Company's distribution network is comprised of hospital distributors, alternate care distributors, physician distributors, veterinary distributors, dental distributors and industrial safety distributors covering the entire United States and Canadian marketplace. The Company's products are typically purchased pursuant to purchase orders or supply agreements in which the purchaser specifies whether such products are to be supplied through a distributor or directly by the Company.

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

         In addition to private and public hospitals and health facilities, customers for the Company's products include group purchasing organizations and investor-owned hospital chains. With the emergence of these cooperative buying groups and chains as major purchasers of medical/surgical products, a significant portion of the Company's sales are dependent upon its ability to provide its products throughout a wide geographical area and to service substantially all members of the group or chain. The Company's present distributor-oriented marketing network has enabled it to become a selected source for many of the cooperative buying groups and chains. The Company records sales upon the shipment of inventory to the distributor, at which time title passes to the distributor. Pricing to its ultimate customer under these supply agreements is usually established for the contract period which will typically be from one to three years. The Company views its ultimate customers as the medical professionals who use its products, rather than the distributors.

No individual customer or affiliated group of customer accounts accounted for more than 10% of the Company's net sales in any of the past three fiscal years. Nevertheless, the Company estimates that in fiscal 1998, 1997 and 1996 a substantial portion of its products were sold to Owens & Minor, Inc., Allegiance Healthcare Corporation and McKesson General Medical, diversified distribution companies (the "Distributors"). Although the Distributors may be deemed in a technical sense to be major purchasers of the Company's products, the Distributors typically serve as a distributor under a purchase order or supply agreement between the customer and the Company and does not purchase for its own account. The Company, therefore, does not believe it is appropriate to categorize the Distributors as actual customers.

         The Company believes it has established an efficient system for marketing its products throughout the United States, and intends to utilize these existing sales methods and channels to market new products as they are developed or acquired.

Research and Development

         Product development costs charged to income were $364,000, $315,000 and $291,000 for the fiscal years ended March 31, 1998, 1997 and 1996, respectively.

Employees

         As of June 1, 1998, the Company had 200 full-time employees with 150 in manufacturing and distribution, 30 in marketing and sales, and 20 in administration. None of the Company's employees are represented by a labor union. The Company believes that its employee relations are satisfactory.

Raw Materials

         The principal raw materials used by the Company are a four-ply mesh gauze laparotomy sponge and cotton huck towel. Other materials and supplies used by the Company include gauze, gauze sponges, injection molded and thermoformed plastics, foam, medical grade magnets and a variety of packaging material. The Company presently purchases its principal cotton raw materials primarily from the Peoples Republic of China. The Company is currently exploring alternate sources of supply for those raw materials. The Company's operating room towels have been classified as a non-medical device by the U.S. Department of Customs, and therefore, are subject to import quota restrictions which could limit the Company's future ability to bring them into the country.

Backlog

         The Company does not believe that its backlog figures are necessarily indicative of its business since most hospitals and health related facilities order their products on a continuous basis and not pursuant to any contractual arrangements. Since typical shipment times range from two to five days, the Company must maintain sufficient inventories of all products at all times.

Manufacturing

The Company currently purchases its laparotomy sponges, burn dressings and operating room towels from the Peoples Republic of China, including two joint venture facilities. During the past few years, the Company also purchased certain of these products, to a lesser extent, from a number of different countries, including Mexico and the Dominican Republic. These joint ventures were entered into in fiscal 1989 and 1990. Prior to the formation of these joint ventures, the Company purchased its laparotomy sponges and operating room towels from these factories. The joint venture factories are located in Wujiang and Lin Hai, which are rural areas of China. After these products are manufactured, they are shipped to the Company's domestic manufacturing facilities located in Arden, North Carolina, where they are packaged.

         The Company's QuanTech products and medical pouches are predominantly manufactured and/or assembled in the Company's Arden, North Carolina facility. Some of the medical and surgical specialty products sold by the Company are purchased from other manufacturers, which the Company believes are readily available from a variety of manufacturers and suppliers.

ITEM TWO - PROPERTIES

         The Company occupies approximately 19,069 square feet of general office and warehouse space at its facilities in New York and California under real estate leases expiring through fiscal 2001, with aggregate minimum annual rental commitments of approximately $243,552. The Company also owns a 205,000 square foot manufacturing, warehouse and distribution facility located on approximately 32 acres in Arden, North Carolina. Management believes that the Company's facilities are adequate to meet its current needs and should continue to be adequate for the foreseeable future. Set forth below is a summary of the facilities owned or leased by the Company.

    Location                    Primary Use               Square Feet
    --------                    -----------               -----------

Arden, North Carolina       Manufacturing/
                            Warehouse/Distribution         205,000 (a)

Hauppauge, New York         Executive Offices                7,400 (b)

Syosset, New York           Warehouse                        3,669 (c)

Santa Ana, California       Warehouse                        8,000 (d)

------------------------
(a) The principal manufacturing, distribution and warehouse facility of the Company is located on premises which the Company owns in Arden, North Carolina. An Industrial Revenue Bond in the amount of $5,500,000 was outstanding as of March 31, 1998, which was used to acquire and renovate the facility and acquired certain manufacturing equipment.

(b) Premises are leased through February 28, 2001 at a current annual rental of $173,709, subject to earlier termination by the Company.

(c) Premises are leased through September 30, 1999 at an annual rental of $25,683.

(d) Premises are leased through January 14, 2000 at an annual rental of $44,160



ITEM THREE - LEGAL PROCEEDINGS

         The Company is a party to several lawsuits arising out of the conduct of its of business in the ordinary course, including claims related to product liability and the sale and distribution of its products, which management believes are covered by insurance. While the results of such lawsuits cannot be predicted with certainty, management does not expect that the ultimate liabilities, if any, will have a material adverse effect on the financial position or results of operations of the Company.

ITEM FOUR - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                    PART II


ITEM FIVE - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information required by this Item is set forth in registrant's 1998 Annual Report to Stockholders under the captions "Selected Financial Data" and "Stock Trading", which information is hereby incorporated herein by reference.

ITEM SIX - SELECTED FINANCIAL DATA

         The information required by this Item is set forth in registrant's 1998 Annual Report to Stockholders contained under the caption "Selected Financial Data", which information is hereby incorporated herein by reference.

ITEM SEVEN - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   The information required by this Item is set forth in registrant's 1998 Annual Report to Stockholders contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", which information is hereby incorporated herein by reference.

                INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report constitute forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Statements indicating the Company "plans", "expects", "estimates" or "believes" are forward-looking statements that involve known and unknown risks, including the Company's future economic performance and financial results. The forward-looking statements relate to (i) expansion of the Company's market share, (ii) the Company's growth into new markets, (iii) internal development of new products and product lines, (iv) procurement of export visas for operating room towels from China, which may impact their availability and pricing, and (v) retention of the Company's earnings for use in the operation and expansion of its business.

         Important factors and risks that could cause actual results to differ materially from those referred to in the forward-looking statements include, but are not limited to, the effect of economic and business conditions, the impact of consolidation throughout the healthcare supply chain, the impact of healthcare reform, opportunities for acquisitions, the Company's ability to effectively integrate acquired companies, the ability of the Company to maintain its gross profit margins, the ability to obtain additional financing to expand the Company's business, the ability to successfully compete with the Company's competitors that have greater financial resources, the availability and possible increases in raw material prices for operating room towels, the impact of current or pending legislation and regulation, as well as the risks described from time to time in the Company's filings with the Securities and Exchange Commission, which include its Annual Report on Form 10-K and Quarterly Reports on From 10-Q.

         The forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results, performance and/or achievements of the Company to differ materially from any future results, performance or achievements, express or implied, by the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, and that in light of the significant uncertainties inherent in forward-looking statements, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company undertakes no obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM EIGHT - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is set forth in registrant's 1998 Annual Report to Stockholders under the captions "Reports of Independent Auditors", "Balance Sheets", "Statements of Earnings", "Statement of Shareholders' Equity", "Statements of Cash Flows" and "Notes to Financial Statements", which information is hereby incorporated herein by reference.

ITEM NINE - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         In January 1998, Ernst & Young LLP was dismissed as the Company's independent auditors and replaced by Grant Thornton LLP, independent certified public accountants. The dismissal of Ernst & Young was approved by the Company's Board of Directors. Ernst & Young's reports during the two most recent fiscal years of the Company did not contain any adverse opinion or a disclaimer of opinion, nor were they qualified or modified in any way. During such periods and for the subsequent period until the date of their dismissal, there was no disagreement with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused them to make reference to the subject matter of the disagreement in connection with their report.

                                    PART III

         The information required by Part III is incorporated by reference to the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in August 1998, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended March 31, 1998.

                                    PART IV

ITEM FOURTEEN - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K


(a)(1) and (2)  List of Financial Statements and Financial Statement Schedules

         The following financial statements of Medical Action Industries Inc., included in the annual report of the Company to its stockholders for the year ended March 31, 1998, are incorporated by reference in Item 8:

         Balance Sheets at March 31, 1998 and 1997

         Statements of Earnings
          for the Years Ended March 31, 1998, 1997 and 1996

         Statement of Shareholders'
          Equity for the Years Ended March 31, 1998, 1997 and 1996

         Statements of Cash Flows
          for the Years Ended March 31, 1998, 1997 and 1996

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

         3.1 Certificate of Incorporation, as amended (Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended March 31, 1994).

         3.2 By-Laws, as amended (Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended March 31, 1988).

         10.1 1996 Non-Employee Director Stock Option Plan (Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 1997).

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

         10.7 Modification Agreement dated as of May 28, 1997 between the Registrant and Paul D. Meringola (Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended March 31, 1997).

         10.8 Joint Venture Agreement between the Registrant and Wujiang Medical & Health Articles Factory dated March 29, 1989 (Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended March 31, 1989).

         10.9* Fourth Amended and Restated Revolving Credit Note and Agreement between the Registrant and a lending institution dated as of November 6, 1997.

         10.10 Change in Control Agreement dated as of June 1, 1995 between the Registrant and certain executive officers (Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended March 31, 1995).

         23.1*    Consent of Grant Thornton LLP.

         23.2*    Consent of Ernst & Young LLP.

         27*      Financial Data Schedule
         99*      Additional Exhibit - Undertakings


(b)      Reports on Form 8-K:

         (i)      Current report on Form 8-K dated January 7, 1998 re: Item 2
                  - Acquisition or Disposition of Assets.

         (ii)     Current report on Form 8-K dated January 15, 1998 re: Item 4
                  - Changes in Registrant's Certifying Accountant.


(c)      Exhibits

         The response to this portion of Item 14 is submitted as a separate section of this report.

(d)      Financial Statement Schedules

         The response to this portion of Item 14 is submitted as a separate section of this report.

----------------------
         With the exception of the aforementioned information incorporated by reference in this Annual Report on Form 10-K, the Company's Annual Report to Stockholders for the year ended March 31, 1998 is not to be deemed "filed" as part of this report.






*filed herewith

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of June, 1998.

                                    MEDICAL ACTION INDUSTRIES INC.


                                    By:      s/ Paul D. Meringola
                                         ----------------------------------
                                          Paul D. Meringola
                                          Chief Executive Officer
                                          And President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on June 8, 1998 by the following persons in the capacities indicated:



S/ Paul D. Meringola
------------------------------
Paul D. Meringola                 Chief Executive Officer, President
                                  and Director



S/ Richard G. Satin
------------------------------
Richard G. Satin                  Vice President-Operations, General Counsel,
                                  Corporate Secretary and Director


S/ Bernard Wengrover
------------------------------
Bernard Wengrover                 Director



S/ Philip F. Corso
------------------------------
Philip F. Corso                   Director



S/ Thomas A. Nicosia
------------------------------
Thomas A. Nicosia                 Director

                Schedule II - Valuation and Qualifying Accounts

                         Medical Action Industries Inc.

----------------------------------------------------------------------------------------------------------------------------------
COL. A                                      COL. B                     COL. C                    COL. D            COL.E
----------------------------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONS
----------------------------------------------------------------------------------------------------------------------------------
                                                              Additions         Charged to       Other
                                            Balance at        Charged to        Other            Changes-          Balance
                                            Beginning         Costs and         Accounts-        Add (Deduct)      End
Description                                 of Period         Expenses          Describe         Describe          of Period
----------------------------------------------------------------------------------------------------------------------------------

Year ended March 31, 1997
Deducted from asset accounts:
Allowance for doubtful accounts             $110,953          $25,000                            <$23,714>(1)     $112,239

Year ended March 31, 1996
Deducted from asset accounts:
Allowance for doubtful accounts              110,953                                                               110,953

Year ended March 31, 1995
Deducted from asset accounts:
Allowance for doubtful accounts              110,953                                                               110,953


-------------------------------------
(1) Uncollectible accounts written off

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                               -----------------


                                   FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED March 31, 1998


                               ------------------



                         MEDICAL ACTION INDUSTRIES INC.
             (Exact name of registrant as specified in its charter)




                                 EXHIBIT INDEX

===============================================================================

         Exhibit No.

         10.9 Fourth Amended and Restated Revolving Credit Note and Agreement between the Registrant and a lending institution dated as of November 6, 1997.

         23.1     Consent of Grant Thornton LLP.

         23.2     Consent of Ernst & Young LLP.

         27       Financial Data Schedule

         99       Additional Exhibit - Undertakings