Form 10-Q
period 1998-06-30
MEDICAL ACTION INDUSTRIES INC
filed 1998-08-03
CIK 748270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 8,447,039 shares of common stock as of July 22, 1998.

                                    Form 10-Q
                                    ---------

                                    CONTENTS
                                    --------

PART I - FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Balance Sheets at June 30, 1998 (Unaudited) and March 31, 1998

         Statements of Income for the Three Months ended June 30, 1998 and 1997 (Unaudited)

         Statements of Cash Flows for the Three Months ended June 30, 1998 and 1997 (Unaudited)

         Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


PART II - OTHER INFORMATION
          -----------------

                         MEDICAL ACTION INDUSTRIES INC.
                         ------------------------------
                                 Balance Sheets
                                 --------------
                             (dollars in thousands)
                             ----------------------

                                     ASSETS
                                     ------

                                                       June 30,      March 31,
                                                        1998           1998
                                                       --------      ---------

                                                     (Unaudited)
CURRENT ASSETS:

Cash                                                   $   274       $   275
Accounts receivable, less allowance for
doubtful accounts of $123 at
June 30, 1998 and $117 at March 31, 1998                 6,634         6,420

Inventories                                             15,324        13,577
Prepaid expenses                                           449           360
Other current assets                                        75            83
                                                       -------       -------
         TOTAL CURRENT ASSETS                           22,756        20,715


Property, plant and equipment, net                       7,771         7,880
Investment in joint venture                                388           409
Due from officers                                          256           256
Excess of cost over net assets acquired,
less accumulated amortization of $536
at June 30, 1998 and $496 at
March 31, 1998                                           2,371         2,411

Other Assets                                               129           133
                                                       -------       -------

         TOTAL ASSETS                                  $33,671       $31,804
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

                         MEDICAL ACTION INDUSTRIES INC.
                         ------------------------------
                                 Balance Sheets
                                 --------------
                             (dollars in thousands)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                 June 30,    March 31,
                                                  1998        1998
                                               -----------   ---------
                                               (Unaudited)

CURRENT LIABILITIES:

Accounts payable                               $     1,800   $ 1,441
Accrued expenses, payroll and payroll taxes          1,052       959
Accrued income taxes                                   225        24
Current portion of capital lease obligations           140       140
Notes payable to bank                                6,997     6,983
Current portion of long-term debt                      360       180
                                               -----------   -------

         TOTAL CURRENT LIABILITIES                  10,574     9,727

Deferred income taxes                                  355       355

Capital lease obligations, less
 current portion                                       353       383
Long-term debt, less current portion                 6,275     5,760
                                               -----------   -------

         TOTAL LIABILITIES                          17,557    16,225

SHAREHOLDERS' EQUITY:

Common stock 15,000,000 shares authorized,
 $.001 par value; issued and outstanding
8,447,039 shares at June 30, 1998 and
8,401,039 shares at March 31, 1998                       8         8
Additional paid-in capital, net of
 deferred compensation of $168 at
 June 30, 1998 and $197 at March 31, 1998            8,777     8,656
Retained earnings                                    7,329     6,915
                                               -----------   -------

         TOTAL SHAREHOLDERS' EQUITY                 16,114    15,579

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $    33,671   $31,804
                                               ===========   =======

   The accompanying notes are an integral part of these financial statements.

                         MEDICAL ACTION INDUSTRIES INC.
                         ------------------------------
                              Statements of Income
                              --------------------
                  (dollars in thousands except per share data)


                                         Three Months Ended
                                              June 30,
                                         1998          1997
                                      -----------   -----------
                                      (Unaudited)   (Unaudited)

Net Sales                             $    14,139   $    13,077

Cost of Sales                              10,926        10,235
                                      -----------   -----------

Gross Profit                                3,213         2,842


Selling, general and administrative
 expenses                                   2,359         2,056
Interest expense                              170           162
                                      -----------   -----------

Income before income taxes                    684           624
Income tax expense                            270           257
                                      -----------   -----------

Net income                            $       414   $       367
                                      ===========   ===========

Net Income per share basic            $       .05   $       .05
                                      ===========   ===========

Net income per share diluted          $       .05   $       .04
                                      ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                         MEDICAL ACTION INDUSTRIES INC.
                             Statement of Cash Flows
                             (dollars in thousands)

                                               Three Months Ended June 30,
                                                  1998           1997
                                               -----------    -----------
                                               (Unaudited)    (Unaudited)

OPERATING ACTIVITIES
 Net income                                    $       414    $       367
Adjustments to reconcile net income
 to net cash (used in) provided by
 operating activities:
Depreciation and amortization                          220            189
Provision for doubtful accounts                          6              6
Deferred compensation                                   29             31
Changes in operating assets and liabilities:
Accounts receivable                                   (220)            68
Inventories                                         (1,747)           815
Prepaid expenses, and other current
   assets                                              (81)           (60)
Other assets                                             4           (101)
Accounts payable                                       359             46
Income taxes payable                                   201            219
Accrued expenses, payroll
    and payroll taxes                                   93            334
                                               -----------    -----------
NET CASH (USED IN) PROVIDED BY
 OPERATING ACTIVITIES                                 (722)         1,914
                                               -----------    -----------

INVESTING ACTIVITIES
 Purchase of property and equipment                    (50)          (215)
 Proceeds from sale of property
  and equipment                                       --                1
                                               -----------    -----------

NET CASH USED IN
 INVESTING ACTIVITIES                                  (50)          (214)
                                               -----------    -----------
FINANCING ACTIVITIES
Proceeds from revolving line of
  credit and long-term borrowings                    1,295            537
Principal payments on revolving line of
 credit, long-term debt, other note payable
 and capital lease obligations                        (616)        (2,002)
Proceeds from exercise of
 employee stock options                                 92             14
                                               -----------    -----------
 NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                 771         (1,451)
                                               -----------    -----------
(DECREASE) INCREASE IN CASH                             (1)           249
Cash at beginning of year                              275            275
                                               -----------    -----------
Cash at end of period                          $       274    $       524
                                               ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                  MEDICAL ACTION INDUSTRIES INC. AND SUBSIDIARY
                  ---------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Unaudited)

Note 1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended March 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for the year ended March 31, 1998.

Note 2.  INVENTORIES

Inventories, which are stated at the lower of cost (first-in, first-out) or market, consist of the following:

                    June 30,     March 31,
                     1998          1998
                  -----------   -----------
                  (Unaudited)
                  (in thousands of dollars)

Finished Goods    $     4,920   $     5,781
Work in Process           349             0
Raw Materials          10,055         7,796
                  -----------   -----------

Total             $    15,324   $    13,577
                  ===========   ===========


Note 3.  NET INCOME PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with the basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. The following table sets forth the computation of basic and diluted earnings per share for the three months ended June 30, 1998 and for the three months ended June 30, 1997.


                                      Three Months Ended
                                           June 30
                                   ------------------------
                                      1998         1997
                                   (Unaudited)  (Unaudited)


                                  Dollars in thousands except
                                         per share data

Numerator:
----------

Net income for basic
and dilutive earnings
per share                          $       414  $       367
                                   ===========  ===========

Denominator:
------------

Denominator for basic
earnings per share -
weighted average shares              8,349,892    8,143,142
                                   -----------  -----------

Effect of dilutive securities:

Employee stock options                 651,420      519,164
Non-vested restricted stock             75,097       98,172
Warrants                                33,580       19,052
                                   -----------  -----------

Dilutive potential common shares       760,097      636,388
                                   -----------  -----------

Denominator for diluted earnings
per share - adjusted weighted
average shares                       9,109,989    8,779,530
                                   ===========  ===========

Basic earnings per share           $       .05  $       .05
                                   ===========  ===========

Diluted earnings per share         $       .05  $       .04
                                   ===========  ===========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Forward-Looking Statement
-------------------------

This report on Form 10-Q contains forward-looking statements as defined by Private Securities Litigation Reform Act of 1995. Forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the future economic performance and financial results of the Company. The forward-looking statements related to (i) the expansion of the Company's market share, (ii) the Company's growth into new markets, (iii) the development of new products and product lines to appeal to the needs of the Company's customers, (iv) the procurement of export visas for raw materials for operating room towels from China, which may impact the availability and pricing of operating room towels, and (v) the retention of the Company's earnings for use in the operation and expansion of the Company's business.

Important factors and risks that could cause actual results to differ materially from those referred to in the forward-looking statements include, but are not limited to, the effect of economic and market conditions, the impact of the consolidation throughout the healthcare supply chain, the impact of healthcare reform, opportunities for acquisitions and the Company's ability to effectively integrate acquired companies, the ability of the Company to maintain its gross profit margins, the ability to obtain additional financing to expand the Company's business, the failure of the Company to successfully compete with the Company's competitors that have greater financial resources, the loss of key management personnel or the inability of the Company to attract and retain qualified personnel, the availability and possible increases in raw material prices for operating room towels, the impact of current or pending legislation and regulation, as well as the risks described from time to time in the Company's filings with the Securities and Exchange Commission, which include this report on Form 10-Q and the Company's annual report on Form 10-K for the year ended March 31, 1998.

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

Results of Operations
---------------------

Three months ended June 30, 1998 compared to three months ended June 30, 1997
-----------------------------------------------------------------------------

Net sales for the three months ended June 30, 1998 increased 8% to $14,139,000 from $13,077,000 for the three months ended June 30, 1997. The increase in net sales was primarily attributed to a $522,000, or 35%, increase in net sales of the SBW product line which includes net sales from Dayhill Corp., acquired in October 1997; a $183,000, or 4%, increase in net sales of laparotomy sponges; and a $175,000, or 15%, increase in net sales of the QuanTech product line. Management believes that the increase in net sales of the SBW product line, laparotomy sponges and the QuanTech product line was primarily due to greater domestic market penetration.

The Company presently obtains substantially all of its raw materials for operating room towels from China. These operating room towels are designated as a textile, for which an export visa is required. The export visas could adversely impact the availability and pricing of operating room towels. In order to reduce the effects of the quota restrictions, the Company has accelerated its procurement of operating room towels from China. Management presently anticipates that it will be able to meet the Company's requirements of operating room towels through fiscal 1999, however higher pricing for such raw materials which the Company began incurring in the fourth quarter of fiscal 1998, due to the availability of export visas, could adversely effect the Company.

Gross profit for the three months ended June 30, 1998 increased 13% to $3,213,000 from $2,842,000 for the three months ended June 30, 1997. Gross profit as a percentage of net sales for the three months ended June 30, 1998 increased to 23% of net sales from 22% of net sales for the three months ended June 30, 1997. The increase in gross profit dollars and gross profit percentage was primarily attributable to the increase in net sales and increased manufacturing efficiencies.

Selling, general and administrative expenses for the three months ended June 30, 1998 increased 15% to $2,359,000 from $2,056,000 for the three months ended June 30, 1997. As a percentage of net sales, selling, general and administrative expenses increased to 17% for the three months ended June 30, 1998 from 16% for the three months ended June 30, 1997. The increase in selling, general and administrative expense dollars and as a percentage of net sales was primarily attributable to increased commissions and distributor fees associated with increased sales volume.

Interest expense for the three months ended June 30, 1998 increased 5% to $170,000 from $162,000 for the three months ended June 30, 1997.

Net income for the three months ended June 30, 1998 increased to $414,000 from $367,000 for the three months ended June 30, 1997. The increase in net income is attributable to the aforementioned increase in net sales and gross profits, which were partially offset by an increase in selling, general and administrative expenses and interest expense.

Liquidity and Capital Resources
-------------------------------

The Company had working capital of $12,182,000 with a current ratio of 2.2 at June 30, 1998 as compared to working capital of $10,988,000 with a current ratio of 2.1 on March 31, 1998. Total bank borrowings outstanding, including Industrial Revenue Bonds of $5,500,000, were $13,632,000 with a debt to equity ratio of .85 at June 30, 1998 as compared to $12,923,000 with a debt to equity ratio of .83 at March 31, 1998. The increase in total borrowings outstanding at June 30, 1998 was primarily attributable to the increase in inventories of operating room towels.

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



                                    MEDICAL ACTION INDUSTRIES INC.


Date: July 31, 1998                 By:     s/ Richard G. Satin
      -----------------                     -------------------
                                            Richard G. Satin, Vice President
                                           (Principal Accounting Officer)