Form 10-Q
period 1998-09-30
MEDICAL ACTION INDUSTRIES INC
filed 1998-11-03
CIK 748270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 8,565,539 shares of common stock as of October 31, 1998.

                                   Form 10-Q

                                    CONTENTS

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets at September 30, 1998 (Unaudited) and March 31, 1998

          Statements of Earnings for the Three and Six Months ended September 30, 1998 and September 30, 1997 (Unaudited)

          Statements of Cash Flows for the Six Months ended September 30, 1998 and September 30, 1997 (Unaudited)

          Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

PART II - OTHER INFORMATION

                         MEDICAL ACTION INDUSTRIES INC.
                                 Balance Sheets
                             (dollars in thousands)
                                  (Unaudited)

                                     ASSETS

                                                  September 30,   March 31,
                                                     1998            1998
                                                  -------------   ---------
CURRENT ASSETS:

Cash                                                 $   177     $   275
Accounts Receivable, less allowance for
doubtful accounts of $130 at September 30,
1998 and $117 at March 31, 1998                        6,442       6,420

Inventories                                           14,348      13,577
Prepaid expenses                                         482         360
Other current assets                                      65          83
                                                     -------     -------

         TOTAL CURRENT ASSETS                        $21,514     $20,715

Property, plant and equipment, net                     7,725       7,880
Investment in joint venture                              366         409
Due from officers                                        414         256
Excess of cost over net assets acquired,
 less accumulated amortization of $576
 at September 30, 1998 and $496 at
 March 31, 1998                                        2,331       2,411

Other Assets                                             127         133
                                                     -------     -------

         TOTAL ASSETS                                $32,477     $31,804
                                                     =======     =======

  The accompanying notes are an integral part of these financial statements.

                         MEDICAL ACTION INDUSTRIES INC.
                                 Balance Sheets
                             (dollars in thousands)
                                  (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                               September 30,        March 31,
                                                                                   1998                1998
                                                                               -------------        ---------
CURRENT LIABILITIES:

Accounts payable                                                                  $   811            $ 1,441
Accrued expenses, payroll and payroll taxes                                         1,052                959
Accrued income taxes                                                                   40                 24
Current portion of capital lease obligations                                          148                140
Notes payable to bank                                                               6,989              6,983
Current portion of long-term debt                                                     360                180
                                                                                  -------            -------

         TOTAL CURRENT LIABILITIES                                                  9,400              9,727

Deferred income taxes                                                                 355                355

Capital lease obligation, less
 current portion                                                                      367                383
Long-term debt, less current portion                                                5,405              5,760
                                                                                  -------            -------

         TOTAL LIABILITIES                                                        $15,527            $16,225

SHAREHOLDERS' EQUITY:

Common stock 15,000,000 shares authorized, $.001 par value; issued and outstanding 8,565,539 shares at September 30, 1998 and
 8,401,039 shares at March 31, 1998                                                     9                  8
Additional paid-in capital, net of deferred
 compensation of $134 at September 30, 1998
 and $197 at March 31, 1998                                                         9,117              8,656
Retained earnings                                                                   7,824              6,915
                                                                                  -------            -------

         TOTAL SHAREHOLDERS' EQUITY                                                16,950             15,579

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                                                          $32,477            $31,804
                                                                                  =======            =======

  The accompanying notes are an integral part of these financial statements

                         MEDICAL ACTION INDUSTRIES INC.
                             Statements of Earnings
                  (dollars in thousands except per share data)
                                  (Unaudited)

                                                 Three Months Ended
                                                    September 30,
                                               1998                1997
                                             --------            --------

Net Sales                                      $14,502            $13,676

Cost of Sales                                   11,133             10,477
                                               -------            -------

Gross Profit                                     3,369              3,199

Selling, general and administrative
 expenses                                        2,403              2,069
Interest expense                                   155                161
Restructuring Charges                               --                273
                                               -------            -------

Income before income taxes                         811                696
Income tax expense                                 316                285
                                               -------            -------

Net Income                                     $   495            $   411
                                               =======            =======

Net Income per share basic                     $   .06            $   .05
                                               =======            =======

Net Income per share diluted                   $   .06            $   .05
                                               =======            =======

  The accompanying notes are an integral part of these financial statements.

                         MEDICAL ACTION INDUSTRIES INC.
                             Statements of Earnings
                  (dollars in thousands except per share data)
                                  (Unaudited)

                                                   Six Months Ended
                                                     September 30,
                                                1998               1997
                                              --------           --------

Net Sales                                      $28,641            $26,753

Cost of Sales                                   22,059             20,712
                                               -------            -------

Gross Profit                                     6,582              6,041

Selling, general and administrative
 expenses                                        4,762              4,125
Interest expense                                   325                323
Restructuring charges                               --                273
                                               -------            -------

Income before income taxes                       1,495              1,320
Income tax expense                                 586                542
                                               -------            -------

Net Income                                     $   909            $   778
                                               =======            =======

Net Income per share basic                     $   .11            $   .10
                                               =======            =======

Net Income per share diluted                   $   .10            $   .09
                                               =======            =======

  The accompanying notes are an integral part of these financial statements.

                         MEDICAL ACTION INDUSTRIES INC
                            Statement of Cash Flows
                             (dollars in thousands)
                                  (Unaudited)

                                                                Six Months Ended
                                                                  September 30,
                                                             1998               1997
                                                          ----------         ----------
OPERATING ACTIVITIES
 Net Income                                                 $  909            $  788
Adjustments to reconcile net income
 to net cash provided by operating activities:
 Depreciation and amortization                                 447               376
 Provision for doubtful accounts                                13                13
 Deferred compensation                                          63                61
 Changes in operating assets and liabilities:
   Accounts receivable                                         (35)             (628)
   Inventories                                                (771)             (364)
   Prepaid expenses and other current assets                  (104)              (62)
   Other assets                                                  6               (28)
   Accounts payable                                           (630)               139
   Income taxes payable                                        122                82
   Accrued expenses, payroll and payroll taxes                  93               644
                                                            ------            -------

NET CASH PROVIDED BY OPERATING ACTIVITIES                   $  113            $1,011

INVESTING ACTIVITIES
 Purchase of property, plant and equipment                    (170)           (3,940)
 Proceeds from sale of property and equipment                   --                 1
 Loan to officers                                             (158)              (44)
                                                            ------           -------

NET CASH (USED IN) INVESTING ACTIVITIES                       (328)            (3,983)

FINANCING ACTIVITIES
Proceeds from revolving line of credit and
  long-term borrowings                                       1,333             7,859
Principal payments on revolving line of credit,
  long-term debt, and capital lease obligations             (1,510)           (3,126)
Proceeds from exercise of employee stock options               294                79
                                                            ------            -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      117             4,812
                                                            ------           -------

(DECREASE) INCREASE IN CASH                                    (98)            1,840
Cash at beginning of year                                      275               275
                                                            ------           -------
Cash at end of period                                       $  177            $2,115
                                                            ======           =======

  The accompanying notes are an integral part of these financial statements.

                 MEDICAL ACTION INDUSTRIES INC. AND SUBSIDIARY
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under
Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustment (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended March 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for the year ended March 31, 1998.

Note 2.  INVENTORIES

Inventories, which are stated at the lower of cost (first-in, first-out) or market, consist of the following:

                        September 30,       March 31,
                            1998              1998
                        -------------       ---------
                        (Unaudited)
                           (in thousands of dollars)

Finished Goods             $ 5,471            $ 5,781
Work in Process                251                  0
Raw Materials                8,626              7,796
                           -------            -------

Total                      $14,348            $13,577
                           =======            =======

Note 3.  NET INCOME PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earning per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with the basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of option, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended September 30,1998 and for the three and six months ended September 30, 1997.

                                        Three Months Ended                 Six Months Ended
                                            September 30,                     September 30,
                                     ---------------------------     ---------------------------
                                         1998           1997             1998            1997
                                     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

                                           Dollars in thousands except
                                                    per share data
Numerator:

Net income for basic
and dilutive earnings
per share                             $      495      $      411      $      909      $      778
                                      ==========      ==========      ==========      ==========

Denominator:

Denominator for basic
earnings per share -
weighted average shares                8,436,192       8,176,358       8,393,042       8,159,750
                                      ----------      ----------      ----------      ----------

Effect of dilutive securities:

Employee stock options                   455,672         666,841         553,546         596,144
Non-vested restricted stock               51,930          84,473          63,514          91,322
Warrants                                  23,026          29,621          28,303          24,832
                                      ----------      ----------      ----------      ----------

Dilutive potential common shares         530,628         780,935         645,363         712,298
                                      ----------      ----------      ----------      ----------

Denominator for diluted earnings
per share - adjusted weighted
average shares                         8,966,820       8,957,293       9,038,405       8,872,048
                                      ==========      ==========      ==========      ==========

Basic earnings per share              $      .06      $      .05      $      .11      $      .10
                                      ==========      ==========      ==========      ==========

Diluted earnings per share            $      .06      $      .05      $      .10      $      .09
                                      ==========      ==========      ==========      ==========

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

Results of Operations

Six months ended September 30, 1998 compared to six months ended September 30, 1997

Net sales for the six months ended September 30, 1998 increased 7% to $28,641,000 from $26,753,000 for the six months ended September 30, 1997. The increase in net sales was primarily attributable to a $989,000, or 32%, increase in net sales of the SBW product line which includes net sales from Dayhill Corp., acquired in October 1997; a $378,000, or 27%, increase in net sales of gauze sponges, and a $285,000, or 12%, increase in net sales of the QuanTech product line. Management believes that the increase in net sales of the SBW product line, gauze sponges and the QuanTech product line was primarily due to greater domestic market penetration.

The Company presently obtains substantially all of its raw materials for operating room towels from China. These operating room towels are designated as a textile, for which an export visa is required. The export visas could adversely impact the availability and pricing of operating room towels. In order to reduce the effects of the quota restrictions, the Company has accelerated its procurement of operating room towels from China. Management presently anticipates that it will be able to meet the Company's requirements of operating room towels through fiscal 1999, however, the Company has incurred higher pricing for such raw materials since the fourth quarter of fiscal 1998 due to the availability of export visas.

Gross profit for the six months ended September 30, 1998 increased 9% to $6,582,000 from $6,041,000 for the six months ended September 30, 1997. Gross profits as a percentage of net sales for the six months ended September 30, 1998 remained at 23% of net sales when compared to the six months ended September 30, 1997. The increase in gross profit dollars was primarily attributable to the increase in net sales and increased manufacturing efficiencies.

Selling, general and administrative expenses for the six months ended September 30, 1998 increased 15% to $4,762,000 from $4,125,000 for the six months ended September 30, 1997. As a percentage of net sales, selling, general and administrative expenses increased to 17% for the six months ended September 30, 1998 from 15% for the six months ended September 30, 1997. The increase in selling, general and administrative expense dollars and as a percentage of net sales was primarily attributable to increased selling expenses associated with increased sales volume.

Restructuring charges of $273,000 were incurred for the six months ended September 30, 1997 as a result of the Company's consolidation of its previous manufacturing facility and two leased warehouse facilities into the new Arden facility. The consolidation was completed during the fourth quarter of fiscal 1998.

Interest expense for the six months ended September 30, 1998 increased 1% to $325,000 from $323,000 for the six months ended September 30, 1997.

Net income for the six months ended September 30, 1998 increased to $909,000 from $778,000 for the six months ended September 30, 1997. The increase in net income is attributable to the aforementioned increase in net sales and gross profits and the non-reoccurrence of restructuring charges, which were partially offset by an increase in selling, general and administrative expenses and interest expense.

Three months ended September 30, 1998 compared to three months ended September 30, 1997

Net sales for the three months ended September 30, 1998 increased 6% to $14,502,000 from $13,676,000 for the three months ended September 30, 1997. The increase in net sales was primarily attributed to a $467,000, or 29%, increase in net sales of the SBW product line, which includes net sales from Dayhill Corp., acquired in October 1997; a $114,000, or 17%, increase in net sales of gauze sponges; and a $114,000, or 9%, increase in net sales of the QuanTech product line. Management believes that the increase in net sales of the SBW product line, gauze sponges and the QuanTech product line was primarily due to greater domestic market penetration.

The Company presently obtains substantially all of its raw materials for operating room towels from China. These operating room towels are designated as a textile, for which an export visa is required. The export visas could adversely impact the availability and pricing of operating room towels. In order to reduce the effects of the quota restrictions, the Company has accelerated its procurement of operating room towels from China. Management presently anticipates that it will be able to meet the Company's requirements of operating room towels through fiscal 1999, however, the Company has incurred higher pricing for such raw materials since the fourth quarter of fiscal 1998 due to the availability of export visas.

Gross profit for the three months ended September 30, 1998 increased 5% to $3,369,000 from $3,199,000 for the three months ended September 30, 1997. Gross profit as a percentage of net sales for the three months ended September 30, 1998 remained at 23% of net sales when compared to the three months ended September 30, 1997. The increase in gross profit dollars was primarily attributable to the increase in net sales and increased manufacturing efficiencies.

Selling, general and administrative expenses for the three months ended September 30, 1998 increased 16% to $2,403,000 from $2,069,000 for the three months ended September 30, 1997. As a percentage of net sales, selling, general and administrative expenses increased to 17% for the three months ended September 30, 1998 from 15% for the three months ended September 30, 1997. The increase in selling, general and administrative expense dollars and as a percentage of net sales was primarily attributable to increased selling expenses associated with increased sales volume.

Restructuring charges of $273,000 were incurred for the three months ended September 30, 1997 as a result of the Company's consolidation of its previous manufacturing facility and two leased warehouse facilities into the new Arden facility. The consolidation was completed during the fourth quarter of fiscal 1998.

Interest expense for the three months ended September 30, 1998 decreased 4% to $155,000 from $161,000 for the three months ended September 30, 1997.

Net income for the three months ended September 30, 1998 increased to $495,000 from $411,000 for the three months ended September 30, 1997. The increase in net income is attributable to the aforementioned increase in net sales and gross profits, the non-reoccurrence of restructuring charges and the reduction of interest expense, which were partially offset by an increase in selling, general and administrative expenses.

Liquidity and Capital Resources

The Company had working capital of $12,114,000 with a current ratio of 2.3 at September 30, 1998 as compared to working capital of $10,988,000 with a current ratio of 2.1 on March 31, 1998. Total bank borrowings outstanding, including Industrial Revenue Bonds of $5,500,000, were $12,754,000 with a debt to equity ratio of .75 at September 30, 1998 as compared to $12,923,000 with a debt to equity ratio of .83 at March 31, 1998. The decrease in total borrowings outstanding at September 30, 1998 was primarily attributable to the net cash provided by operating activities and the reduction of the cash balance.

The Company believes that the anticipated future cash flow from operations, coupled with its cash on hand and available funds under its revolving credit agreements, will be sufficient to meet working capital requirements.

The Company has substantially completed its program to prepare computer systems and applications for the Year 2000. The Company expects to incur additional internal staff costs as well as consulting and other expenses related to enhancements necessary to complete the systems for the Year 2000. The Company is also communicating with customers and suppliers with whom it conducts business to help identify and resolve any potential Year 2000 issues. Management has not quantified the remaining Year 2000 compliance and related expenses to be incurred, however management believes the remaining costs will not have a material affect on its financial position.

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

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

                  A. The Registrant held its Annual Meeting of Stockholders on August 18, 1998.

                  B. Two Directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2001. The names of these Directors and votes cast in favor of their election and shares withheld are as follows:

                  Name                      Votes For          Votes Withheld
                  ----                      ---------          --------------

                  Paul D. Meringola         7,752,869           335,587
                  Bernard Wengrover         7,752,869           335,587

                  In addition to the election of Directors, the stockholders approved a proposal to amend the Company's 1989 Non-Qualified Stock Option Plan; 2,776,915 shares votes in favor of this proposal, 2,438,119 shares voted against and 42,201 shares abstained from voting.

                  The stockholders also approved a proposal to amend the Company's Certificate of Incorporation; 4,281,110 shares voted in favor of this proposal, 973,325 shares voted against and 40,420 shares abstained from voting.

                  The stockholders also approved a proposal to ratify the selection of Grant Thornton LLP as independent certified public accountants of the Company for the fiscal year ended March 31, 1999; 8,010,766 shares voted in favor of the proposal, 46,920 shares voted against and 29,870 shares abstained from voting.

Item 5.  Other Information

         None

Item 6.  (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

                  None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         MEDICAL ACTION INDUSTRIES INC.

Dated:    November 3, 1998              By: /s/ Richard G. Satin
         ---------------------             --------------------------------
                                           Richard G. Satin, Vice President
                                           (Principal Accounting Officer)