Form 10-Q
period 1998-12-31
MEDICAL ACTION INDUSTRIES INC
filed 1999-02-03
CIK 748270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                         COMMISSION FILE NUMBER 0-13251

                         MEDICAL ACTION INDUSTRIES INC.
             (Exact name of registrant as specified in its charter)

            DELWARE                                            11-2421849
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

                           Yes  X                    No  __

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 8,575,539 shares of common stock as of January 31, 1999.

                                    Form 10-Q

                                    CONTENTS

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets at December 31, 1998 (Unaudited) and March 31, 1998

          Statements of Earnings for the Three and Nine Months ended December 31, 1998 and December 31, 1997 (Unaudited)

          Statements of Cash Flows for the Nine Months ended December 31, 1998 and December 31, 1997 (Unaudited)

          Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

PART II - OTHER INFORMATION

                         MEDICAL ACTION INDUSTRIES INC.
                                 Balance Sheets
                             (dollars in thousands)
                                   (Unaudited)

                                     ASSETS

                                                       December 31,    March 31,
                                                           1998           1998
                                                       ------------    ---------
CURRENT ASSETS:

Cash                                                       $   550       $   275
Accounts Receivable, less allowance for
doubtful accounts of $137 at December 31,
1998 and $117 at March 31, 1998                              7,107         6,420

Inventories                                                 12,228        13,577
Prepaid expenses                                               400           360
Other current assets                                            60            83
                                                           -------       -------

         TOTAL CURRENT ASSETS                               20,345        20,715

Property, plant and equipment , net                          7,825         7,880
Investment in joint venture                                    345           409
Due from officers                                              484           256
Excess of cost over net assets acquired,
 less accumulated amortization of $616
 at December 31, 1998 and $496 at
 March 31, 1998                                              2,291         2,411

Other Assets                                                   126           133
                                                           -------       -------

         TOTAL ASSETS                                      $31,416       $31,804
                                                           =======       =======



   The accompanying notes are an integral part of these financial statements.

                         MEDICAL ACTION INDUSTRIES INC.
                                 Balance Sheets
                             (dollars in thousands)
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                      December 31,  March 31,
                                                                          1998        1998
CURRENT LIABILITIES:

Accounts payable                                                         $ 1,023   $ 1,441
Accrued expenses, payroll and payroll taxes                                1,240       959
Accrued income taxes                                                          65        24
Current portion of capital lease obligations                                 148       140
Notes payable to bank                                                      4,982     6,983
Current portion of long-term debt                                            360       180
                                                                         -------   -------

         TOTAL CURRENT LIABILITIES                                         7,818     9,727

Deferred income taxes                                                        355       355

Capital lease obligations, less
 current portion                                                             327       383
Long-term debt, less current portion                                       5,430     5,760
                                                                         -------   -------

         TOTAL LIABILITIES                                                13,930    16,225

SHAREHOLDERS' EQUITY:

Common stock 15,000,000 shares authorized,
 $.001 par value; issued and outstanding
 8,565,539 shares at December 31, 1998 and
 8,401,039 shares at March 31, 1998                                            9         8
Additional paid-in capital, net of deferred
 compensation of $100 at December 31, 1998
 and $197 at March 31, 1998                                                9,151     8,656
Retained earnings                                                          8,326     6,915
                                                                         -------   -------

         TOTAL SHAREHOLDERS' EQUITY                                       17,486    15,579

TOTAL LIABILITIES AND SHAREHOLDERS'

  EQUITY                                                                 $31,416   $31,804
                                                                         =======   =======


   The accompanying notes are an integral part of these financial statements

                         MEDICAL ACTION INDUSTRIES INC.
                             Statements of Earnings
                  (dollars in thousands except per share data)
                                   (Unaudited)

                                                                   Three Months Ended
                                                                     December 31,
                                                                 1998             1997
                                                               --------         ---------
Net Sales                                                       $14,667          $14,024

Cost of Sales                                                    11,218           10,853
                                                               --------         --------

Gross Profit                                                      3,449            3,171

Selling, general and administrative
 expenses                                                         2,482            2,294
Interest expense                                                    132              143
                                                               --------         --------

Income before income taxes                                          835              734
Income tax expense                                                  333              301
                                                               --------         --------

Net Income                                                    $    502         $     433
                                                              ========         =========

Net Income per share basic                                    $    .06         $     .05
                                                              ========         =========

Net Income per share diluted                                  $    .06         $     .05
                                                              ========         =========


   The accompanying notes are an integral part of these financial statements.

                         MEDICAL ACTION INDUSTRIES INC.
                             Statements of Earnings
                  (dollars in thousands except per share data)
                                   (Unaudited)


                                                                            Nine Months Ended
                                                                               December 31,

                                                                          1998            1997
                                                                       --------         ---------

Net Sales                                                               $43,308          $40,777

Cost of Sales                                                            33,277           31,565
                                                                       --------         --------

Gross Profit                                                             10,031             9,212

Selling, general and administrative
 expenses                                                                 7,244             6,419
Interest expense                                                            457               466
Restructuring charges                                                       --                273
                                                                       --------         --------

Income before income taxes                                                2,330             2,054
Income tax expense                                                          919               843
                                                                       --------         --------

Net Income                                                             $ 1,411          $  1,211
                                                                       =======          ========

Net Income per share basic                                             $   .17          $    .15
                                                                       =======          ========

Net Income per share diluted                                           $   .16          $    .14
                                                                       =======          ========



   The accompanying notes are an integral part of these financial statements.

                          MEDICAL ACTION INDUSTRIES INC
                             Statement of Cash Flows
                             (dollars in thousands)
                                   (Unaudited)



                                                      Nine Months Ended
                                                         December 31,
                                                     1998            1997
                                                   -------          -------

OPERATING ACTIVITIES
 Net Income                                        $ 1,411          $ 1,211
Adjustments to reconcile net income
 to net cash provided by operating activities:
 Loss from sale of property and equipment               --               61
 Depreciation and amortization                         678              570
 Provision for doubtful accounts                        20               21
 Deferred compensation                                  97               91
 Changes in operating assets and liabilities:
   Accounts receivable                                (707)            (407)
   Inventories                                       1,349              753
   Prepaid expenses and other current assets          ( 17)            (159)
   Other assets                                          7             ( 26)
   Accounts payable                                   (418)            (416)
   Income taxes payable                                146              112
   Accrued expenses, payroll and payroll taxes         281              667
                                                   -------          -------

NET CASH PROVIDED BY OPERATING ACTIVITIES            2,847            2,478
                                                   -------          -------

INVESTING ACTIVITIES
 Purchase price and related acquisition costs           --              (40)
 Purchase of property, plant and equipment            (439)          (5,540)
 Proceeds from sale of property and equipment           --            1,336
 Loan to officers                                     (228)             (52)
                                                   -------          -------

NET CASH (USED IN) INVESTING ACTIVITIES               (667)          (4,296)

FINANCING ACTIVITIES
Proceeds from revolving line of credit and
  long-term borrowings                               2,320            8,484
Principal payments on revolving line of credit,
  long-term debt, and capital lease obligations     (4,519)          (5,977)
Proceeds from exercise of employee stock options       294              140
                                                   -------          -------

NET CASH (USED IN) PROVIDED BY
 FINANCING ACTIVITIES                               (1,905)           2,647
                                                   -------          -------
INCREASE IN CASH                                       275              829
Cash at beginning of year                              275              275
                                                   -------          -------
Cash at end of period                              $   550          $ 1,104
                                                   =======          =======


   The accompanying notes are an integral part of these financial statements.

                  MEDICAL ACTION INDUSTRIES INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustment (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ended March 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for the year ended March 31, 1998.

Note 2.  INVENTORIES

Inventories, which are stated at the lower of cost (first-in, first-out) or market, consist of the following:

                                            December 31,        March 31,
                                               1998               1998
                                            ------------        ---------
                                            (Unaudited)
                                              (in thousands of dollars)

Finished Goods                             $  5,134             $  5,781
Work in Process                                  67                   0
Raw Materials                                 7,027               7,796
                                            -------             -------

Total                                       $12,228             $13,577
                                            =======             =======

Note 3.  NET INCOME PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earning per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with the basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of option, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended December 31,1998 and for the three and nine months ended December 31, 1997.


                                                     Three Months Ended                            Nine Months Ended
                                                       December 31,                                     December 31,
                                                     ------------------                            -----------------
                                         1998                     1997                      1998              1997
                                         (Unaudited)              (Unaudited)               (Unaudited)       (Unaudited)
                                                                       Dollars in thousands except
                                                                                per share data


Numerator:

Net income for basic
and dilutive earnings
per share                                    $502                      $433                    $1,411            $1,211
                                             ====                      ====                    ======            ======

Denominator:

Denominator for basic
earnings per share -
weighted average shares                 8,533,664                 8,216,836                 8,439,916         8,178,779
                                        ---------                 ---------                 ---------          ----------

Effect of dilutive securities:

Employee stock options                    369,855                   720,620                   492,316           633,090
Non-vested restricted stock                31,875                    88,750                    52,967            90,465
Warrants                                   17,909                    33,839                    24,838            28,197
                                      -----------               -----------               -----------       -----------

Dilutive potential common shares          419,639                   843,209                   570,121           751,752
                                       ----------                ----------                ----------        ----------

Denominator for diluted earnings
per share - adjusted weighted
average shares                          8,953,303                 9,060,045                 9,010,037         8,930,531
                                        =========                 =========                 =========         =========

Basic earnings per share                     $.06                      $.05                      $.17              $.15
                                             ====                      ====                      ====              ====

Diluted earnings per share                   $.06                      $.05                      $.16              $.14
                                             ====                      ====                      ====              ====

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

Results of Operations

Nine months ended December 31, 1998 compared to nine months ended December 31, 1997

Net sales for the nine months ended December 31, 1998 increased 6% to $43,308,000 from $40,777,000 for the nine months ended December 31, 1997. The increase in net sales was primarily attributable to a $1,372,000, or 28%, increase in net sales of the SBW product line which includes net sales from Dayhill Corp., acquired in October 1997; a $368,000, or 17%, increase in net sales of gauze sponges, a $366,000, or 10%, increase in net sales of the QuanTech product line and a $304,000, or 724%, increase in net sales of the Company's sponge counter bag product line. Management believes that the increase in net sales of the SBW product line, gauze sponges, the QuanTech product line and the sponge counter bag product line was primarily due to greater domestic market penetration.

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

Gross profit for the nine months ended December 31, 1998 increased 9% to $10,031,000 from $9,212,000 for the nine months ended December 31, 1997. Gross profits as a percentage of net sales for the nine months ended December 31, 1998 remained at 23% of net sales when compared to the nine months ended December 31, 1997. The increase in gross profit dollars was primarily attributable to the increase in net sales and increased manufacturing efficiencies which were partially offset by the aforementioned increases in certain raw material costs.

Selling, general and administrative expenses for the nine months ended December 31, 1998 increased 13% to $7,244,000 from $6,419,000 for the nine months ended December 31, 1997. As a percentage of net sales, selling, general and administrative expenses increased to 17% for the nine months ended December 31, 1998 from 16% for the nine months ended December 31, 1997. The increase in selling, general and administrative expense dollars and as a percentage of net sales was primarily attributable to increased selling expenses associated with increased sales volume.

Restructuring charges of $273,000 were incurred for the nine months ended December 31, 1997 as a result of the Company's consolidation of its previous manufacturing facility and two leased warehouse facilities into the new Arden facility. The consolidation was completed during the fourth quarter of fiscal 1998.

Interest expense for the nine months ended December 31, 1998 decreased 2% to $457,000 from $466,000 for the nine months ended December 31, 1997.

Net income for the nine months ended December 31, 1998 increased to $1,411,000 from $1,211,000 for the nine months ended December 31, 1997. The increase in net income is attributable to the aforementioned increase in net sales and gross profits and the non-reoccurrence of restructuring charges, which were partially offset by an increase in selling, general and administrative expenses.

Three months ended December 31, 1998 compared to three months ended December 31, 1997

Net sales for the three months ended December 31, 1998 increased 5% to $14,667,000 from $14,024,000 for the three months ended December 31, 1997. The increase in net sales was primarily attributed to a $383,000, or 22%, increase in net sales of the SBW product line, which includes net sales from Dayhill Corp., acquired in October 1997; a $98,000, or 2%, increase in net sales of operating room towels, a $96,000, or 320%, increase in net sales of the sponge counter bag product line; and a $81,000, or 7%, increase in the QuanTech product line. Management believes that the increase in net sales of the SBW product line, gauze sponges, sponge counter bag product line and the QuanTech product line was primarily due to greater domestic market penetration.

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

Gross profit for the three months ended December 31, 1998 increased 9% to $3,449,000 from $3,171,000 for the three months ended December 31, 1997. Gross profit as a percentage of net sales for the three months ended December 31, 1998 increased to 24% from 23% of net sales when compared to the three months ended December 31, 1997. The increase in gross profit dollars and percentage was primarily attributable to the increase in net sales and increased manufacturing efficiencies which were partially offset by the aforementioned increases in certain raw material costs.


Selling, general and administrative expenses for the three months ended December 31, 1998 increased 8% to $2,482,000 from $2,294,000 for the three months ended December 31, 1997. As a percentage of net sales, selling, general and administrative expenses increased to 17% for the three months ended December 31, 1998 from 16% for the three months ended December 31, 1997. The increase in selling, general and administrative expense dollars and as a percentage of net sales was primarily attributable to increased selling expenses associated with increased sales volume.

Interest expense for the three months ended December 31, 1998 decreased 8% to $132,000 from $143,000 for the three months ended December 31, 1997.

Net income for the three months ended December 31, 1998 increased to $502,000 from $433,000 for the three months ended December 31, 1997. The increase in net income is attributable to the aforementioned increase in net sales and gross profits and the reduction of interest expense, which were partially offset by an increase in selling, general and administrative expenses.

Liquidity and Capital Resources

The Company had working capital of $12,527,000 with a current ratio of 2.6 at December 31, 1998 as compared to working capital of $10,988,000 with a current ratio of 2.1 on March 31, 1998. Total bank borrowings outstanding, including Industrial Revenue Bonds of $5,410,000, were $10,772,000 with a debt to equity ratio of .62 at December 31, 1998 as compared to $12,923,000 with a debt to equity ratio of .83 at March 31, 1998. The decrease in total borrowings outstanding at December 31, 1998 was primarily attributable to the net cash provided by operating activities and the reduction of inventory.

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

Quantitative and Qualitative Disclosures about Market Risk.

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the prime rate of interest or at 1-1/4% over the prevailing bankers acceptance rate. At December 31, 1998, $5,362,000 was outstanding under the credit facility. Changes in the prime interest rate during fiscal 1999 will have a positive or negative effect on the Company's interest expense. Each 1% fluctuation in the prime interest rate will increase or decrease interest expense for the Company by approximately $54,000 on an annualized basis.

In addition, the Company is exposed to interest rate change market risk with respect to the proceeds received from the issuance and sale by the Buncombe County Industrial and Pollution Control Financing Authority Industrial Development Revenue Bonds. At December 31, 1998, $5,410,000 was outstanding for these Bonds. The Bonds bear interest at a variable rate determined weekly. During fiscal 1999, the interest rate on the Bonds approximated 3.7%. Each 1% fluctuation in interest rates will increase or decrease interest expense on the Bonds by approximately $54,000 on an annualized basis.

A significant portion of the Company's operations consists of purchasing certain raw materials from China. The Company's financial results, therefore, could be significantly impacted by factors such as changes in foreign currency, exchange rates or weak economic conditions in foreign countries in the procurement of such raw materials. To date, sales of the Company's products outside the United States have not been significant.

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

                         MEDICAL ACTION INDUSTRIES INC.

Dated:  February 1, 1999                 By:  /s/ Richard G. Satin
                                                  ------------------------------
                                                Richard G. Satin, Vice President
                                                (Principal Accounting Officer)