Form 10-K405
period 1999-03-31
MEDICAL ACTION INDUSTRIES INC
filed 1999-06-24
CIK 748270

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year ended March 31, 1999

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

   Registrant's telephone number, including area code: (516) 231-4600

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

     The aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant as of June 4, 1999 was approximately $23,400,000. As of June 4, 1999, registrant had outstanding 8,595,289 shares of Common Stock.

     Parts of the following documents are incorporated by reference to Parts I, II, III and IV of this Form 10-K Report: (1) Proxy Statement for registrant's 1999 Annual Meeting of Stockholders and (2) registrant's Annual Report to Stockholders for the fiscal year ended March 31, 1999.

                                     PART I

ITEM ONE - BUSINESS

         Medical Action Industries Inc. (the "Company" or "Medical Action") develops, manufactures, markets and distributes a variety of disposable surgical related products. Medical Action is a leading manufacturer and distributor of sterile disposable laparotomy sponges and operating room towels in the United States. Through its existing direct sales force, manufacturers' representatives and internal sales department, the Company's products are sold throughout the United States and certain international markets, and is expanding its end-user base to include physician, dental and veterinary offices. Medical Action has entered into preferred vendor agreements with national distributors, as well as sole source and/or committed contracts with nearly every major group purchasing alliance. The Company intends to utilize these sales channels to expand its product lines to include both surgical and non-surgical products.

         During the past several years, the Company has had an active acquisition program and has completed six transactions since 1994. In August 1994, the Company acquired the disposable surgical products business of QuanTech, Inc. The acquired QuanTech products include a proprietary surgical light handle cover, uniquely designed and patented, which is used as a sterile barrier on surgical light handles in the operating room. The QuanTech line also produces and markets needle counters, instrument pouches, magnetic instrument drapes, and related products used primarily in the operating room environment.

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

         In January 1998, the Company acquired the sponge counter product lines of Sage Products, Inc., which included a uniquely designed and patented surgical sponge counting system, SAFE-T-Count(TM), as well as a counting system known as Pocket Count(TM).

         In March 1999, the Company acquired the medical products division of Acme United Corporation. Acme Healthcare, one of the first companies to design and sell disposable instrument kits and trays, is principally comprised of three product categories - (i) kit and tray products, including suture removal trays, I.V. start kits, and central line trays; (ii) net, padding, wound care and antiseptic products, including Acu-Dyne(R), an anti-microbial solution of povidone iodine which comes in various packages and applicators, and a line of proprietary Tubegauze(R) elastic netting used in dressing retention; and (iii) instrument packs, which include a broad line of sterile instruments, such as hemostats, scalpels, forceps and needle holders.

         The Company focuses its resources on entering new markets for its existing product lines, including alternate care, physician, veterinary and dental markets; accelerate the internal development of new products for its existing markets and pursuit of acquisitions which include products that complement existing product lines for utilization of the Company's extensive sales and distribution channels; the introduction of its products into the international marketplace; and to increase productivity by maximizing the utilization of its existing facilities.

         The products presently manufactured and/or marketed by the Company include:

         Disposable Laparotomy Sponges - Laparotomy sponges are designed primarily for use during surgical procedures in hospitals and health facilities. They are single use (disposable) and made of gauze and sold in varying sizes and utilized for a multitude of purposes. Laparotomy sponges cover exposed internal organs, isolating them from the part of the body being operated upon. They also absorb blood and act as a buffer between medical instruments and the skin, thereby reducing trauma to skin tissue caused by the medical instrument. Laparotomy sponges are sold in sterile packaging or as a non-sterile component to be used with other health care companies' products, primarily surgical pre-packaged procedure trays. The Company's laparotomy sponges contain an x-ray detectable element and loop handle in order to facilitate easy counting and identification in the operating room. For the fiscal years ended March 31, 1999, 1998 and 1997, laparotomy sponges accounted for 34%, 36 % and 41%, respectively, of the Company's total sales.

         Absorbent Operating Room Towels - The Company's line of cotton absorbent operating room towels are used during surgery for drying hands, rolled up for propping instruments, on back tables and mayo stands for absorbing fluids, around the incision site for absorbing blood and to allow the surgeon to clip tubing and instruments close to the surgical site during the surgical procedure. Operating room towels are sold in sterile packaging for single (disposable) use and as a non-sterile component to be used with other health care companies' products, primarily surgical pre-packaged procedure trays. For the fiscal years ended March 31, 1999, 1998 and 1997, operating room towels accounted for 31%, 34% and 29%, respectively, of the Company's total sales.

         Gauze Sponges - Gauze sponges are used in the operating room as well as throughout the hospital. They are also used extensively throughout the alternate care market, including physicians' offices, health clinics, dentists' offices and in veterinary practices. The Company also introduced gauze fluffs which are pre-folded gauze sponges used for compression and absorption of blood and other fluids.

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

         Disposable Surgical Light Handle Covers - Light ShieldsTM - A patented design assures a secure fit and acts as a sterile barrier on surgical light handles in the operating room. Light ShieldsTM are manufactured of a heavy gauge flexible plastic for the optimum assurance of a sterile barrier.

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

         Sponge Counter Bags - A counting system, known as Pocket Count(TM), used in the operating room to count laparotomy sponges and gauze sponges after use. They are clear faced opaque backed plastic bags with five large pockets that extend vertically down. Each pocket is tacked in the center creating two compartments. The tack can be separated to create one large pocket. The bag can hold ten gauze sponges. When the tacks are separated, the bag will hold one large laparotomy sponge in each of its five pockets. The bag acts as a fluid receptacle as well as a visual count of the sponges. The Company also produces a uniquely designed and patented sponge counting system known as SAFE-T-Count(TM).

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

         Kit and Tray Products - The Company offers a proprietary One Time (R) brand of kit and tray products, which are packaged for use in a wide variety of minor procedures. Both procedural requirements and hospital preference determine tray components, and most contain proprietary items such as: ACU-dyne(R), an anti-microbial solution of povidone iodine which comes in various packages and applicators; and the One Time(R) brand of disposable instruments and antiseptics. Several examples of kit and tray configurations for various procedures are as follows:

         (a) Suture Removal Tray - Typically includes littauer scissors, alcohol prep pads, metal or plastic forceps, sponges and ACU-dyne(R) prep swabs.

         (b) I.V. Start Kit - Typically includes a tourniquet, ACU-dyne(R) ampule and ointment, alcohol prep pads, and a dressing.

         (c) Central Line Tray - Typically includes alcohol swabs and prep pads, ACU-dyne(R) swabs and ointment, Benzoin, a cotton-tipped applicator, gauze tape and a dressing.

         Net, Padding and Wound Care - Includes proprietary Tubegauz(R) premium brand and SePro(R) value brand elastic nets, which are tubular bandages used for dressing retention. This category also includes Tubegauz(R) brand tubular gauze, which is used to bandage fingers, toes, hands, or other areas that require wrapping to bodily contours. Padding products are used as a protective cushioning material for sensitive areas, and are sold in styles that offer unique characteristics such as being mold-resistant, water-repellant or designs for improved air circulation.

         Instrument Packs - Includes a broad array of needle holders, hemostats, various procedural scissors, scalpels and forceps.

Patents and Trademarks

         The Company actively pursues a policy of seeking patent protection, both in the United States and abroad, for its proprietary technology. There can be no assurance that the Company's patents will not be violated or that any issued patents will provide protection that has commercial significance. Litigation may be necessary to protect the Company's patent position. Such litigation may be costly and time-consuming, and there can be no assurance that the Company will be successful in such litigation. Since no single patent covers product lines that constitute 5% or more of any sales of the Company for fiscal 1999, the Company does not believe that any violation of any patents owned by the Company would have a material adverse effect on it or its business prospects.

         The Company owns several patents and trademarks. While it considers that in the aggregate the patents and trademarks are important in the operation of its business, it does not consider that any of them, or any group of them, are of such importance that termination would materially affect its business.

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

Competition

         There are many companies, both public and private, engaged in the development and marketing of disposable sterile and non-sterile surgical supplies, including laparotomy sponges. The Company is subject to various levels of competition based upon performance, quality and pricing. The Company's major competitors include large manufacturers, which have greater financial resources than the Company. The competitors differ based upon the products being sold. In the sale of sterile laparotomy sponges, where the Kendall Company, a subsidiary of Tyco Industries, Inc. and Medline Industries, Inc. are competitors, Medical Action's sales represent a significant share of the domestic market. In May 1997, the Company entered into a three-year supply agreement with Allegiance Healthcare Corporation, a subsidiary of Cardinal Health, Inc., in which the Company's disposable sterile laparotomy sponges and disposable sterile operating room towels were designated as their "Best Value". The Company's primary competitors in the sale of sterile operating room towels, in which the Company is also the leading supplier in the domestic market, are Medline Industries, Inc. and DeRoyal, Inc. In the sale of medical pouches to the hospital market, where the Company is one of the leading suppliers, the Company's primary competitors include Tower Medical, a subsidiary of Rexam, PLC. In the sale of QuanTech products, where the Company's portion of the market is relatively insignificant, the Company's primary competitor is Devon Industries, Inc., a subsidiary of Tyco Industries, Inc.

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

Marketing and Distribution

         The Company's products are presently marketed and sold throughout the United States through a network of direct sales personnel and manufacturers' representatives. There are approximately 6 manufacturers' representatives and 19 direct sales personnel throughout the United States engaged in the sales and marketing of the Company's products. Sales are primarily made to distributors, who maintain sufficient inventory to service customer requirements. The Company's distribution network is comprised of hospital distributors, alternate care distributors, physician distributors, veterinary distributors, dental distributors and industrial safety distributors covering the entire United States and Canadian marketplace. The Company's products are typically purchased pursuant to purchase orders or supply agreements in which the purchaser specifies whether such products are to be supplied through a distributor or directly by the Company.

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

         No individual customer or affiliated group of customer accounts accounted for more than 10% of the Company's net sales in any of the past three fiscal years. Nevertheless, the Company estimates that in fiscal 1999, 1998 and 1997 a substantial portion of its products were sold to Owens & Minor, Inc., Allegiance Healthcare Corporation and McKesson General Medical, diversified distribution companies (the "Distributors"). Although the Distributors may be deemed in a technical sense to be major purchasers of the Company's products, the Distributors typically serve as a distributor under a purchase order or supply agreement between the customer and the Company and does not purchase for its own account. The Company, therefore, does not believe it is appropriate to categorize the Distributors as actual customers.

         The Company believes it has established an efficient system for marketing its products throughout the United States, and intends to utilize these existing sales methods and channels to market new products as they are developed or acquired.

Research and Development

         Product development costs charged to income were $446,000, $364,000 and $315,000 for the fiscal years ended March 31, 1999, 1998 and 1997, respectively.

Employees

         As of June 1, 1999, the Company had 223 full-time employees with 168 in manufacturing and distribution, 36 in marketing and sales, and 19 in administration. None of the Company's employees are represented by a labor union. The Company believes that its employee relations are satisfactory.

Raw Materials

         The principal raw materials used by the Company are a four-ply mesh gauze laparotomy sponge and cotton huck towel. Other materials and supplies used by the Company include gauze, gauze sponges, injection molded and thermoformed plastics, medical instruments, foam, medical grade magnets and a variety of packaging material. The Company presently purchases its principal cotton raw materials primarily from the Peoples Republic of China and to a lesser extent, India and is currently sourcing instruments from Pakistan. The Company's operating room towels which are imported from the Peoples Republic of China have been classified as a non-medical device by the U.S. Department of Customs, and therefore, are subject to import quota restrictions which could limit the Company's future ability to bring them into the country. The Company continually explores alternate sources of supply for all of its raw materials.

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

         The Company's QuanTech products, medical pouches and Acme Healthcare products are predominantly manufactured and/or assembled in the Company's Arden, North Carolina facility. Some of the medical and surgical specialty products sold by the Company are purchased from other manufacturers, which the Company believes are readily available from a variety of manufacturers and suppliers.

ITEM TWO - PROPERTIES

         The Company occupies approximately 19,100 square feet of general office and warehouse space at its facilities in New York and California under real estate leases expiring through fiscal 2001, with aggregate minimum annual rental commitments of approximately $224,652. The Company also owns a 205,000 square foot manufacturing, warehouse and distribution facility located on approximately 32 acres in Arden, North Carolina. Management believes that the Company's facilities are adequate to meet its current needs and should continue to be adequate for the foreseeable future. Set forth below is a summary of the facilities owned or leased by the Company.

    Location                                Primary Use            Square Feet
    --------                                -----------            -----------

Arden, North Carolina               Manufacturing/
                                    Warehouse/Distribution          205,000 (a)

Hauppauge, New York                 Executive Offices                 7,400 (b)

Farmingdale, New York               Warehouse                         3,700 (c)

Santa Ana, California               Warehouse                         8,000 (d)

-------------------------
(a) The principal manufacturing, distribution and warehouse facility of the Company is located on premises which the Company owns in Arden, North Carolina. An Industrial Revenue Bond in the amount of $5,320,000 was outstanding as of March 31, 1999, which was used to acquire and renovate the facility and acquired certain manufacturing equipment.
(b) Premises are leased through February 28, 2001 at a current annual rental of $179,700.
(c) Premises are leased on a month to month basis at an annual rental of $29,352.
(d) Premises are leased through January 14, 2000 at an annual rental of $44,160. Approximately 7,455 square feet are subleased to an unaffiliated third party at an annual rental of $28,560.

ITEM THREE - LEGAL PROCEEDINGS

         The Company is a party to several lawsuits arising out of the conduct of its business in the ordinary course. While the results of such lawsuits cannot be predicted with certainty, management does not expect that the ultimate liabilities, if any, will have a material adverse effect on the financial position or results of operations of the Company.

ITEM FOUR - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II

ITEM FIVE - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information required by this Item is set forth in registrant's 1999 Annual Report to Stockholders under the captions "Selected Financial Data" and "Stock Trading", which information is hereby incorporated herein by reference.

ITEM SIX - SELECTED FINANCIAL DATA

         The information required by this Item is set forth in registrant's 1999 Annual Report to Stockholders contained under the caption "Selected Financial Data", which information is hereby incorporated herein by reference.

ITEM SEVEN - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item is set forth in registrant's 1999 Annual Report to Stockholders contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", which information is hereby incorporated herein by reference.

                INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in the Company's "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report constitute forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Statements indicating the Company "plans", "expects", "estimates" or "believes" are forward-looking statements that involve known and unknown risks, including the Company's future economic performance and financial results. The forward-looking statements relate to (i) expansion of the Company's market share, (ii) the Company's growth into new markets, (iii) internal development of new products and product lines, (iv) procurement of export visas for operating room towels from China, which may impact their availability and pricing, and (v) retention of the Company's earnings for use in the operation and expansion of its business.

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

ITEM SEVEN (A) - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this Item is set forth in registrant's 1999 Annual Report to Stockholders contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", which information is hereby incorporated herein by reference.

ITEM EIGHT - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is set forth in registrant's 1999 Annual Report to Stockholders under the captions "Reports of Independent Certified Public Accountants", "Balance Sheets", "Statements of Earnings", "Statement of Shareholders' Equity", "Statements of Cash Flows" and "Notes to Financial Statements", which information is hereby incorporated herein by reference.

ITEM NINE - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

         The information required by Part III is incorporated by reference to the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in August 1999, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended March 31, 1999.

                                     PART IV

ITEM FOURTEEN - EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) (1) and (2)  List of Financial Statements and Financial Statement Schedules

         The following financial statements of Medical Action Industries Inc., included in its Annual Report to Stockholders for the year ended March 31, 1999, are incorporated by reference in Item 8:

         Balance Sheets at March 31, 1999 and 1998

         Statements of Earnings
         for the Years Ended March 31, 1999, 1998 and 1997

         Statement of Shareholders'
         Equity for the Years Ended March 31, 1999, 1998 and 1997

         Statements of Cash Flows
         for the Years Ended March 31, 1999, 1998 and 1997

         Notes to Financial Statements

         The following financial statement schedule of Medical Action Industries Inc. and Report of Independent Certified Public Accountants is included in
Item 14(d):

         Report of Independent Certified Public Accountants on Schedule

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

         2.3 Asset Purchase Agreement dated as of March 9, 1999 between Acme United Corporation and Registrant (Exhibit 2 to the Company's Current Report on Form 8-K dated April 1, 1999).

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

         10.1 1996 Non-Employee Director Stock Option Plan (Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 1997).

         10.2 Restricted Management Stock Bonus Plan, as amended (Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended March 31, 1988).

         10.3 1989 Non-Qualified Stock Option Plan, as amended (Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended March 31, 1990).

         10.4 1994 Stock Incentive Plan (Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996).

         10.5 Employment Agreement dated as of February 1, 1993 between the Registrant and Paul D. Meringolo (Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended March 31, 1993).

         10.6 Modification Agreement dated as of February 5, 1996 between the Registrant and Paul D. Meringolo (Exhibit 10 to the Company's Current Report on Form 8-K dated February 7, 1996).

         10.7 Modification Agreement dated as of May 28, 1997 between the Registrant and Paul D. Meringolo (Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended March 31, 1997).

         10.8 Joint Venture Agreement between the Registrant and Wujiang Medical & Health Articles Factory dated March 29, 1989 (Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended March 31, 1989).

         10.9 Revolving Credit Note and Agreement between the Registrant and a lending institution dated as of March 18, 1999 (Exhibit 10 to the Company's Current Report on Form 8-K dated April 1,
                  1999).

         10.10 Change in Control Agreement dated as of June 1, 1995 between the Registrant and certain executive officers (Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended March 31, 1995).

         23.1*    Consent of Grant Thornton LLP.

         23.2*    Consent of Ernst & Young LLP.

         27*      Financial Data Schedule

         99*      Additional Exhibit - Undertakings

(b)      Reports on Form 8-K:

         (i) Current report on Form 8-K dated April 1, 1999 re: Item 2 - Acquisition or Disposition of Assets.

         (ii) Amendment No. 1 to current report on Form 8-K dated May 28, 1999 re: Item 2 - Acquisition or Disposition of Assets.

(c)      Exhibits

         The response to this portion of Item 14 is submitted as a separate section of this report.

(d)      Financial Statement Schedules

         The response to this portion of Item 14 is submitted as a separate section of this report.

----------------------
         With the exception of the aforementioned information incorporated by reference in this Annual Report on Form 10-K, the Company's Annual Report to Stockholders for the year ended March 31, 1999 is not to be deemed "filed" as part of this report.

* Filed herewith

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of June, 1999.

                                   MEDICAL ACTION INDUSTRIES INC.

                                   By:   /s/ Paul D. Meringolo
                                         ---------------------------
                                         Paul D. Meringolo
                                         Chief Executive Officer
                                         And President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on June 18, 1999 by the following persons in the capacities indicated:


/s/ Paul D. Meringolo             Chief Executive Officer, President
---------------------             and Director
Paul D. Meringolo


/s/ Richard G. Satin              Vice President-Operations, General Counsel,
--------------------              Corporate Secretary and Director
Richard G. Satin


/s/ Bernard Wengrover             Director
---------------------
Bernard Wengrover


/s/ Philip F. Corso               Director
-------------------
Philip F. Corso


/s/ Thomas A. Nicosia             Director
---------------------
Thomas A. Nicosia

Report of Independent Certified Public Accountants on Schedule

Stockholders and Board of Directors
Medical Action Industries Inc.

In connection with our audit of the financial statements of Medical Action Industries Inc. referred to in our report dated May 28, 1999, which is included in the Annual Report to Shareholders and incorporated by reference in Part II of this form, we have also audited Schedule II for each of the two years in the period ended March 31, 1999. In our opinion, this schedule presents fairly, in all material respects, the information reuqired to be set forth therein.

                                        GRANT THORNTON LLP

Melville, New York
May 28, 1999

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                         MEDICAL ACTION INDUSTRIES INC.

-----------------------------------------------------------------------------------------------------------------
COL. A                                       COL. B                 COL. C                COL. D          COL. E
-----------------------------------------------------------------------------------------------------------------
                                                                  ADDITIONS
                                                                  ---------
                                                           Additions      Charged to     Other           Balance
                                            Balance at     Charged to     Other          Changes -       End
                                            Beginning      Costs and      Accounts -     Add (Deduct)    of
                                            Of Period      Expenses       Describe       Describe        Period
Description------------------------------------------------------------------------------------------------------

Year ended March 31, 1999
Deducted from asset accounts:
Allowance for doubtful accounts             $117,086       $27,000                       ($15,088)(1)    $128,998

Year ended March 31, 1998
Deducted from asset accounts:
Allowance for doubtful accounts             $112,239       $28,000                       ($23,153)(1)    $117,086

Year ended March 31, 1997
Deducted from asset accounts:
Allowance  for doubtful accounts            $110,953       $25,000                       ($23,714)(1)    $112,239


------------
(1)   Uncollectible accounts written off

         Exhibit Index
         -------------


         Exhibit No.

         23.1     Consent of Grant Thornton LLP.

         23.2     Consent of Ernst & Young LLP

         27       Financial Data Schedule

         99       Additional Exhibit - Undertakings