Form 10-Q
period 1999-06-30
MEDICAL ACTION INDUSTRIES INC
filed 1999-08-12
CIK 748270

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                                    Yes  X           No
                                       ----             ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,071,289 shares of common stock as of August 12, 1999.

                                    Form 10-Q
                                    ---------

                                    CONTENTS
                                    --------

PART I - FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Balance Sheets at June 30, 1999 (Unaudited) and March 31, 1999

         Statements of Earnings for the Three Months ended June 30, 1999 and 1998 (Unaudited)

         Statements of Cash Flows for the Three Months ended June 30, 1999 and 1999 (Unaudited)

         Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

PART II- OTHER INFORMATION
         -----------------

                         MEDICAL ACTION INDUSTRIES INC.
                         ------------------------------

                                 Balance Sheets
                                 --------------
                             (dollars in thousands)
                             ----------------------

                                     ASSETS
                                     ------


                                                                      June 30,               March 31,
                                                                        1999                   1999
                                                                        ----                   ----
                                                                    (Unaudited)

CURRENT ASSETS:

Cash                                                           $       117             $       672
Accounts receivable, less allowance for
doubtful accounts of $136 at
June 30, 1999 and $129 at March 31, 1999                             8,529                   6,066

Inventories                                                         13,943                  15,502
Prepaid expenses                                                       376                     300
Deferred income taxes                                                  118                     118
Other current assets                                                    61                      87
                                                               -------------           -------------

TOTAL CURRENT ASSETS:                                               23,144                  22,745

Property, plant and equipment, net                                   8,391                   8,371
Due from officers                                                      283                     283
Intangibles,
less accumulated amortization of $773
at June 30, 1999 and $657 at
March 31, 1999                                                       8,134                   8,205

Other Assets                                                           525                     549
                                                               ------------            ------------

TOTAL ASSETS:                                                  $    40,477               $  40,153
                                                               ============            ============

   The accompanying notes are an integral part of these financial statements.

                         MEDICAL ACTION INDUSTRIES INC.
                         ------------------------------
                                 Balance Sheets
                                 --------------
                             (dollars in thousands)
                             ----------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------


                                                                                 June 30,         March 31,
                                                                                   1999              1999
                                                                                   ----              ----
                                                                                (Unaudited)

CURRENT LIABILITIES:

Accounts payable                                                             $     2,030         $    1,880
Accrued expense, payroll and payroll taxes                                         1,355              1,088
Accrued income taxes                                                                 185
                                                                                                         -
Current portion of capital lease obligations                                         161                162
Notes payable to bank                                                              2,613              4,060
Other note payable                                                                    -               1,000
Current portion of long-term debt                                                    360                360
                                                                             ------------       ------------

TOTAL CURRENT LIABILITIES:                                                         6,704              8,550

Deferred income taxes                                                                496                496

Capital lease obligations, less                                                      220                251
current portion                                                                   14,236             12,960
                                                                              ----------         ----------
Long-term debt, less current portion
                                                                                  21,656             22,257
TOTAL LIABILITIES:

SHAREHOLDERS' EQUITY:

                                                                                     525                549
                                                                             ------------       ------------
Common stock 15,000,000 shares authorized %.001 par value; issued and outstanding 9,071,289 shares at June 30,1999 and
8,574,289 shares at March 31, 1999                                                     9                  8
Additional paid-in capital, net                                                    9,301              9,057
Retained earnings                                                                  9,511              8,831
                                                                             -----------        -----------

TOTAL SHAREHOLDERS' EQUITY:                                                       18,821             17,896
                                                                             -----------        -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY:                                  $    40,477         $   40,153
                                                                             ===========         ==========

   The accompanying notes are an integral part of these financial statements.

                         MEDICAL ACTION INDUSTRIES INC.
                         ------------------------------
                             Statements of Earnings
                             ----------------------
                  (dollars in thousands except per share data)


                                                                                     Three Months Ended
                                                                                           June 30,
                                                                                   1999               1999
                                                                                   ----               ----
                                                                                (Unaudited)     (Unaudited)

Net Sales                                                                     $  17,913          $  14,139

Cost of Sales                                                                    14,435             10,926
                                                                             ----------         ----------

Gross Profit                                                                      4,478              3,213

Selling, general and administrative

 expenses                                                                         3,130              2,359
Interest expense                                                                    234                170
                                                                             ----------         ----------

Income before income taxes                                                        1,114                684
Income tax expense                                                                  434                270
                                                                             ----------         ----------

Net income                                                                   $      680         $      414
                                                                             ==========         ==========

Basic and diluted earnings per share                                         $      .08         $      .05
                                                                             ==========         ==========

   The accompanying notes are an integral part of these financial statements.

                         MEDICAL ACTION INDUSTRIES INC.
                             Statement of Cash Flows
                             (dollars in thousands)


                                                                              Three Months Ended June 30,
                                                                                1999               1998
                                                                                ----               ----
                                                                             (Unaudited)       (Unaudited)

Operating activities
Net Income                                                                $      680         $      414
Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:

Depreciation and amortization                                                    315                220
Provision for doubtful accounts                                                    7                  6
Deferred compensation                                                             16                 29
Changes in operating assets and liabilities:

Accounts receivable                                                           (2,470)              (220)
Inventories                                                                    1,522             (1,747)
Prepaid expenses, and other current assets                                       (74)               (81)
Other assets                                                                       3                  4
Accounts payable                                                                 150                359
Income taxes payable                                                             399                201
Accrued expenses, payroll and payroll taxes                                      267                 93
                                                                          ----------         -----------

Net cash provided by (used in) operating activities                              815               (722)
                                                                          ----------         -----------
Investing Activities

 Purchase price and related acquisition costs                                     (8)                  -
 Purchase of property and equipment                                             (198)               (50)
                                                                          -----------        ------------

Net cash used in investing activities                                           (206)               (50)
                                                                          -----------        ------------
Financing Activities
Proceeds from revolving line of

 credit and long-term borrowings                                               1,961              1,295
Principal payments on revolving line of credit,
 long-term debt, other note payable

 and capital lease obligations                                                (3,164)              (616)
Proceeds from exercise of employee stock options                                  39                 82
                                                                          -----------         -----------
 Net cash (used in) provided by financing activities                          (1,164)               771
                                                                          -----------         -----------
 Decrease in cash                                                               (555)                (1)
Cash at beginning of year                                                        672                275
                                                                          -----------         -----------
Cash at end of period                                                     $      117          $     274
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

Note 1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three (3) month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended March 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for the year ended March 31, 1999.

Note 2.           INVENTORIES

Inventories, which are stated at the lower of cost (first-in, first-out) or market, consist of the following:

                                         June 30,               March 31,
                                          1999                    1999
                                          ----                    ----
                                       (Unaudited)             (Unaudited)
                                            (in thousands of dollars)

     Finished Goods                    $   5,693             $   6,740
     Work in Process                         148                     -
     Raw Materials                         8,102                 8,762
                                       ----------            ----------

     Total                             $  13,943              $ 15,502
                                       ==========            ==========

Note 3.           NET INCOME PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with the basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and conform to the Statement 128 requirements. The following table sets forth the computation of basic and diluted earnings per share for the three months ended June 30, 1999 and for the three months ended June 30, 1998.


                                                                             Three Months Ended
                                                                                June 30, 1999
                                                                                -------------
                                                                          1999                 1998
                                                                      (Unaudited)          (Unaudited)

                                                                        Dollars in thousands except
                                                                               per share data
Numerator:
----------

Net income for basic and dilutive earnings
per share                                                         $       680          $        414

Denominator:
------------

Denominator for basic earnings per share -
weighted average shares                                             8,614,558             8,349,892
                                                                  ------------        --------------

Effect of dilutive securities:

Employee stock options                                                359,365               651,420
Non-vested restricted stock                                            18,944                75,097
Warrants                                                               19,074                33,580
                                                                  -----------         -------------

Dilutive potential common shares                                      397,383               760,097
                                                                  -----------         -------------

Denominator for diluted earnings per share -
adjusted weighted average shares                                    9,011,941             9,109,989
                                                                  ===========         =============

Basic and diluted earnings per share                              $       .08         $         .05
                                                                  ===========         =============

Note 4.           ACQUISITIONS

On March 22, 1999, the company acquired certain assets of the medical products business of Acme United Corporation, a Connecticut Corporation ("Acme"), The purchase price for the assets acquired was $8,484,000 of which $7,476,000 was paid at or prior to closing, with the balance paid on or about June 15, 1999. Included in the payment at closing was the fair value of Warrants (valued at $73,500) to purchase 50,000 shares of its common stock at a purchase price of $2.84 per share.

The assets acquired included principally inventory, factory and office equipment and trademarks, used in the manufacture of Acme's medical products, including
(i) kit and tray products including suture removal trays, I.V. start kits and central line trays; (ii) net, padding, wound care and antiseptic products including Acu-Dyne(R), an anti-microbacterial solution of povidone iodine prep swabs and a line of proprietary Tubegauz(R) elastic netting used in dressing retention; and (iii) instrument packs which include a broad line of sterile instruments such as hemostats, scalpels and forceps. The acquisition has been accounted for as a purchase and the operations of Acme have been included in the Company's Statement of Earnings since the acquisition date. The excess of the purchase price and related expenses over the net tangible assets and trademarks acquired ("Goodwill") amounted to $5,524,000 and is being amortized over twenty
(20) years.

Proforma information is not presented as complete historical operating results of Acme are not available.

The following table summarizes the assets acquired from Acme:

Inventory.............................................           $2,147,000
Factory and Office Equipment..................                      336,000
Trademarks..........................................                447,000
Goodwill..............................................            5,524,000
                                                                -----------
                                                                 $8,484,000

Note 5.           EXERCISE OF EMPLOYEE STOCK OPTIONS

For the three (3) months ended June 30, 1999, 497,000 stock options were exercised by employees and officers of the Company in accordance with the Company's 1994 Stock Incentive Plan and the Company's 1989 Non-Qualified Stock Option Plan. The exercise price of the options exercised ranged from $.97 per share to $2.375 per share. Employees exercised 22,000 shares with cash proceeds of $39,490. Officers exercised 475,000 shares at the combined exercise price of $784,600. The exercise price for each of the options exercised by the officers has been loaned to the respective officer by the Company, which is evidenced by a non-interest bearing demand note and secured by the shares issued thereunder pursuant to a Pledge Agreement. The aggregate loan amount of $784,600 has been deducted from Shareholder's equity.

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

Important factors and risks that could cause actual results to differ materially from those referred to in the forward-looking statements include, but are not limited to, the effect of economic and market conditions, the impact of the consolidation throughout the healthcare supply chain, the impact of healthcare reform, opportunities for acquisitions and the Company's ability to effectively integrate acquired companies, the ability of the Company to maintain its gross profit margins, the ability to obtain additional financing to expand the Company's business, the failure of the Company to successfully compete with the Company's competitors that have greater financial resources, the loss of key management personnel or the inability of the Company to attract and retain qualified personnel, the availability and possible increases in raw material prices for operating room towels, the impact of current or pending legislation and regulation, as well as the risks described from time to time in the Company's filings with the Securities and Exchange Commission, which include this report on Form 10-Q and the Company's annual report on Form 10-K for the year ended March 31, 1999.

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

Results of Operations
---------------------

Three months ended June 30, 1999 compared to three months ended June 30, 1998
-----------------------------------------------------------------------------

Net sales for the three months ended June 30, 1999 increased 27% to $17,913,000 from $14,139,000 for the three months ended June 30, 1998. The increase in net sales was primarily attributed to $2,619,000 in net sales of the Acme product line acquired in March 1999; a $428,000, or 7%, increase in net sales of laparotomy sponges; and a $893,000, or 21%, increase in net sales of the operating room towel product line. Management believes that the increase in net sales of laparotomy sponges and the operating room towel product line was primarily due to greater domestic market penetration.

The Company presently obtains a portion of its raw materials for operating room towels from China. These operating room towels are designated as a textile, for which an export visa is required. These export visas could adversely impact the availability and pricing of operating room towels. In the event that these quota restrictions reduce the availability of operating room towels, the Company will accelerate its procurement of operating room towels from China and secure operating room towels from sources outside of China. Management presently anticipates that it will be able to meet the Company's requirements of operating room towels through fiscal 2000.

Gross profit for the three months ended June 30, 1999 increased 39% to $4,478,000 from $3,213,000 for the three months ended June 30, 1998. Gross profit as a percentage of net sales for the three months ended June 30, 1999 increased to 25% of net sales from 23% of net sales for the three months ended June 30, 1998. The increase in gross profit dollars and gross profit percentage was primarily attributable to the increase in net sales and increased manufacturing efficiencies.

Selling, general and administrative expenses for the three months ended June 30, 1999 increased 33% to $3,130,000 from $2,359,000 for the three months ended June 30, 1998. As a percentage of net sales, selling, general and administrative expenses remained at 17% for the three months ended June 30, 1999 and for the three months ended June 30, 1998. The increase in selling, general and administrative expense dollars was primarily attributable to increased commissions and distributor fees associated with increased sales volume and increased administrative costs as a result of the Acme product line acquisition.

Interest expense for the three months ended June 30, 1999 increased 38% to $234,000 from $170,000 for the three months ended June 30, 1998. This increase in interest expense was due to the interest expense associated with the acquisition of the Acme product line. Net income for the three months ended June 30, 1999 increased to $680,000 from $414,000 for the three months ended June 30, 1998. The increase in net income is attributable to the aforementioned increase in net sales and gross profits, which were partially offset by an increase in selling, general and administrative expenses and interest expense.

Liquidity and Capital Resources
-------------------------------

The Company had working capital of $16,440,000 with a current ratio of 3.5 at June 30, 1999 as compared to working capital of $14,195,000 with a current ratio of 2.7 at March 31, 1999. Total borrowings outstanding, including Industrial Revenue Bonds of $5,230,000, were $17,209,000 with a debt to equity ratio of .91 at June 30, 1999 as compared to $18,380,000 with a debt to equity ratio of 1.03 at March 31, 1999. The decrease in total borrowings outstanding at June 30, 1999 was primarily attributable to the reduction of the cash balance and net cash provided by operating activities.

The Company has financed its operations primarily through cash flow from operations and borrowings from its existing credit facilities. At June 30, 1999, the Company had a cash balance of $117,000 compared to $672,000 at March 31, 1999.

The Company's operating activities provided cash of $815,000 for the three (3) months ended June 30, 1999 as compared to ($722,000) cash used in operating activities for the three (3) months ended June 30, 1998. Net cash provided for the three (3) months ended June 30, 1999 consisted primarily of net income from operations, decreases in inventories, depreciation and amortization and increases in accrued expenses and income taxes payable. These sources of cash more than offset the increase in accounts receivable associated with increased sales.

Investing activities used net cash of $206,000 and $50,000 for the three (3) months ended June 30, 1999 and June 30, 1998, respectively. The principal uses for the three months (3) ended June 30, 1999 were purchases of property and equipment.

Financing activities used cash of ($1,164,000) for the three (3) months ended June 30, 1999 compared to $771,000 provided by financing activities for the three (3) months ended June 30, 1998. The cash used in financing activities along with the decrease in the cash balance was used to pay down the Company's debt in connection with its credit facilities and to pay off the note payable in connection with the Acme acquisition.

At June 30, 1999, the Company did not have any material commitments for capital expenditures.

The Company believes that the anticipated future cash flow from operations, coupled with its cash on hand and available funds under its revolving credit agreements, will be sufficient to meet working capital requirements.

The Company has substantially completed its program to prepare computer systems and applications for the Year 2000. The Company expects to incur additional; internal staff costs as well as consulting and other expenses related to enhancements necessary to complete the systems for the Year 2000. The Company is also communicating with customers and suppliers with whom it conducts business to help identify and resolve any potential Year 2000 issues. Management has not quantified the remaining Year 2000 compliance and related expenses to be incurred, however, management believes the remaining costs will not have a material affect on its financial position.

Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the prime rate of interest plus a spread of up to 1/4%, libor rate plus a spread of up to 2 1/2%, or at 1 1/4% over the prevailing bankers acceptance rate. The spread over prime and libor rates is determined based upon the Company's performance with regard to agreed upon financial ratios. The Company decides at its sole discretion as to whether borrowings will be at prime, libor or bankers acceptance rates. At June 30, 1999, $11,979,000 was outstanding under the credit facility. Changes in the prime rate, libor rates or bankers acceptance rates during fiscal 2000 will have a positive or negative effect on the Company's interest expense. Each 1% fluctuation in the interest rate will increase or decrease interest expense for the Company by approximately $120,000 on an annualized basis.

In addition, the Company is exposed to interest rate change market risk with respect to the proceeds received from the issuance and sale by the Buncombe County Industrial and Pollution Control Financing Authority Industrial Development Revenue Bonds. At June 30, 1999, $5,230,000 was outstanding for these Bonds. The Bonds bear interest at a variable rate determined weekly. During fiscal 1999, the interest rate on the Bonds approximated 3.5%. Each 1% fluctuation in interest rates will increase or decrease interest expense on the Bonds by approximately $52,000 on an annualized basis.

A significant portion of the Company's raw materials are purchased from China and to a lesser extent from India. All such purchases are transacted in U.S. dollars. The Company's financial results, therefore, could be impacted by factors such as changes in foreign currency, exchange rates or weak economic conditions in foreign countries in the procurement of such raw materials. To date, sales of the Company's products outside the United States have not been significant.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

                  (i) Amendment No. 1 dated May 28, 1999 to Current Report on Form 8-K relating to Item 7-Financial Statements, Pro Forma Financial Information and Exhibits

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MEDICAL ACTION INDUSTRIES INC.

Date: August 12, 1999               By:     /s/Richard G. Satin
      -------------------               ------------------------------
                                        Richard G. Satin, Vice President
                                        (Principal Accounting Officer)