Form 10-Q/A
period 1999-06-30
MEDICAL ACTION INDUSTRIES INC
filed 1999-09-01
CIK 748270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - Q/A

                               AMENDMENT TO REPORT
                    Filed pursuant to Section 13 or 15 (d) of
                       THE SECURITIES EXCHANGE ACT OF 1934

                         MEDICAL ACTION INDUSTRIES INC.
                         ------------------------------
               (Exact name of registrant as specified in charter)

                                 AMENDMENT NO. 1

         The undersigned registrant hereby amends the Statement of Earnings for the Three Months Ended June 30, 1999 to correct a typographical error in the cost of sales line only, of its Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 as set forth in the pages attached hereto:

         Item 1 - Financial Statements
         ------

         (a) Statement of Earnings for the Three Months Ended June 30, 1999 and 1998 (Unaudited)








         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                              MEDICAL ACTION INDUSTRIES INC.
                                              ------------------------------
                                                          (Registrant)

Date:   September 1, 1999            By:      /s/ Richard G. Satin
     --------------------                     ---------------------------------
                                              Richard G. Satin
                                              (Principal Accounting Officer)

                         MEDICAL ACTION INDUSTRIES INC.
                         ------------------------------
                             Statements of Earnings
                             ----------------------
                  (dollars in thousands except per share data)

                                                         Three Months Ended
                                                              June 30,
                                                      1999             1999
                                                      ----             ----
                                                   (Unaudited)     (Unaudited)

Net Sales                                       $  17,913          $  14,139

Cost of Sales                                      13,435             10,926
                                                ----------         ----------

Gross Profit                                        4,478              3,213

Selling, general and administrative
 expenses                                           3,130              2,359
Interest expense                                      234                170
                                                ----------       ------------

Income before income taxes                          1,114                 684
Income tax expense                                    434                 270
                                                ------------       -----------

Net income                                      $     680          $      414
                                                ===========        ===========

Basic and diluted earnings per share            $     .08          $      .05
                                                ============       ==========


   The accompanying notes are an integral part of these financial statements.