Form 10-Q
period 1999-09-30
MEDICAL ACTION INDUSTRIES INC
filed 1999-11-05
CIK 748270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999



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

                           Yes X                  No _

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,136,522 shares of common stock as of October 31, 1999.

                                    Form 10-Q

                                    CONTENTS

PART I -   FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheets at September 30, 1999 (Unaudited) and March 31, 1999

           Statements of Earnings for the Three and Six Months ended September 30, 1999 and September 30, 1998 (Unaudited)

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
                                   (Unaudited)

                                     ASSETS

                                                                      September 30,  March 31,
                                                                          1999         1999
                                                                      ------------   ---------
CURRENT ASSETS:

Cash                                                                    $   265       $   672
Accounts Receivable less allowance for doubtful accounts of
  $144 at September 30, 1999 and $129 at March 31, 1999                   8,395         6,066

Inventories                                                              13,965        15,502
Prepaid expenses                                                            410           300
Deferred income taxes                                                       118           118
Other current assets                                                        151            87
                                                                        -------       -------
TOTAL CURRENT ASSETS:                                                    23,304        22,745

Property, plant and equipment, net                                        8,313         8,371
Due from officers                                                           283           283
Intangibles,
less accumulated amortization of $889
 at September 30, 1999 and $657 at
 March 31, 1999                                                           7,841         8,205

Other Assets                                                                496           549
                                                                        -------       -------
TOTAL ASSETS:                                                           $40,237       $40,153
                                                                        =======       =======



              The accompanying notes are an integral part of these
                             financial statements.

                         MEDICAL ACTION INDUSTRIES INC.
                                 Balance Sheets
                             (dollars in thousands)
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                             September 30,    March 31,
                                                                1999            1999
                                                             -------------    ---------
CURRENT LIABILITIES:

Accounts payable                                               $ 2,129         $ 1,880
Accrued expenses, payroll and payroll taxes                      1,803           1,088
Current portion of capital lease obligations                       166             162
Notes payable to bank                                             --             4,060
Other note payable                                                --             1,000
Current portion of long-term debt                                  610             360
                                                               -------         -------

TOTAL CURRENT LIABILITIES:                                       4,708           8,550

Deferred income taxes                                              496             496

Capital lease obligations, less current portion                    193             251
Long-term debt, less current portion                            15,070          12,960
                                                               -------         -------
TOTAL LIABILITIES:                                              20,467          22,257

SHAREHOLDERS' EQUITY:

Common stock 15,000,000 shares authorized,
 $.001 par value; issued and outstanding
 9,136,522 shares at September 30, 1999 and
 8,574,289 shares at March 31, 1999                                  9               8
Additional paid-in capital, net                                  9,449           9,057
Retained earnings                                               10,312           8,831
                                                               -------         -------
TOTAL SHAREHOLDERS' EQUITY:                                     19,770          17,896
                                                               -------         -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY:                    $40,237         $40,153
                                                               =======         =======

                   The accompanying notes are an integral part
                         of these financial statements

                         MEDICAL ACTION INDUSTRIES INC.
                             Statements of Earnings
                  (dollars in thousands except per share data)
                                   (Unaudited)

                                                            Three Months Ended
                                                               September 30,
                                                             1999         1998
                                                             ----         ----

Net Sales                                                  $18,124      $14,502

Cost of Sales                                               13,455       11,133
                                                           -------      -------
Gross Profit                                                 4,669        3,369

Selling, general and administrative expenses                 3,142        2,403
Interest expense                                               215          155
                                                           -------      -------
Income before income taxes                                   1,312          811
Income tax expense                                             511          316
                                                           -------      -------
Net Income                                                 $   801      $   495
                                                           =======      =======
Net Income per share basic and diluted                     $   .09      $   .06
                                                           =======      =======

                 The accompanying notes are an integral part of
                          these financial statements.

                         MEDICAL ACTION INDUSTRIES INC.
                             Statements of Earnings
                  (dollars in thousands except per share data)
                                   (Unaudited)

                                                       Six Months Ended
                                                         September 30,
                                                      1999           1998
                                                      ----           ----

Net Sales                                          $36,037        $28,641

Cost of Sales                                       26,890         22,059
                                                   -------        -------

Gross Profit                                         9,147          6,582

Selling, general and administrative expenses         6,272          4,762
Interest expense                                       449            325
                                                   -------        -------

Income before income taxes                           2,426          1,495
Income tax expense                                     945            586
                                                   -------        -------

Net Income                                         $ 1,481        $   909
                                                   =======        =======

Net Income per share basic                         $   .17        $   .11
                                                   =======        =======

Net Income per share diluted                       $   .16        $   .10
                                                   =======        =======


              The accompanying notes are an integral part of these
                             financial statements.

                          MEDICAL ACTION INDUSTRIES INC
                             Statement of Cash Flows
                             (dollars in thousands)
                                   (Unaudited)

                                                             Six Months Ended
                                                              September 30,
                                                          1999           1998
                                                          ----           ----
                                                       (Unaudited)   (Unaudited)
OPERATING ACTIVITIES
 Net Income                                              $ 1,481      $   909
Adjustments to reconcile net income
 to net cash provided by operating activities:
 Depreciation and amortization                               630          447
 Provision for doubtful accounts                              15           13
 Deferred compensation                                        35           63
Changes in operating assets and liabilities:
 Accounts receivable                                      (2,344)         (35)
 Inventories                                               1,500         (771)
 Prepaid expenses and other current assets                  (107)        (104)
 Other assets                                                 11            6
 Accounts payable                                            354         (630)
 Income taxes payable                                        179          122
 Accrued expenses, payroll and payroll taxes                 715           93
                                                         -------      -------

NET CASH PROVIDED BY OPERATING ACTIVITIES                  2,469          113

INVESTING ACTIVITIES
 Purchase price and related acquisition costs                 64         --
 Purchase of property, plant and equipment                  (298)        (170)
 Loan to officers                                           --           (158)
                                                         -------      -------

NET CASH (USED IN) INVESTING ACTIVITIES                     (234)        (328)

FINANCING ACTIVITIES
Proceeds from revolving line of credit and long-term
 borrowings                                                6,464        1,333
Principal payments on revolving line of credit,
 long-term debt, and capital lease obligations            (9,217)      (1,510)
Proceeds from exercise of employee stock options             111          294
                                                         -------      -------

NET CASH (USED IN) PROVIDED BY FINANCING
  ACTIVITIES                                              (2,642)         117
                                                         -------      -------

DECREASE IN CASH                                            (407)         (98)
Cash at beginning of year                                    672          275
                                                         -------      -------
Cash at end of period                                    $   265      $   177
                                                         =======      =======

              The accompanying notes are an integral part of these
                             financial statements.

                  MEDICAL ACTION INDUSTRIES INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustment (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended March 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for the year ended March 31, 1999.

Note 2. INVENTORIES

Inventories, which are stated at the lower of cost (first-in, first-out) or market, consist of the following:

                            September 30,     March 31,
                               1999             1999
                               ----             ----
                                    (Unaudited)
                             (in thousands of dollars)

Finished Goods               $ 5,832          $ 6,740
Raw Materials                  8,133            8,762
                               -----            -----

Total                        $13,965          $15,502
                             =======          =======

Note 3. NET INCOME PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earning per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with the basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of option, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended September 30,1999 and for the three and six months ended September 30, 1998.


                                                Three Months Ended            Six Months Ended
                                                  September 30,                 September 30,
                                                  -------------                 -------------
                                            1999            1998             1999            1998
                                            ----            ----             ----            ----
                                         (Unaudited)     (Unaudited)      (Unaudited)    (Unaudited)

                                                           Dollars in thousands except
                                                                 per share data
Numerator:

Net Income for basic
and dilutive earnings
per share                                 $      801      $      495      $    1,481      $      909
                                          ==========      ==========      ==========      ==========

Denominator:

Denominator for basic
earnings per share -
weighted average shares                    9,102,137       8,436,192       8,860,847       8,393,042
                                          ----------      ----------      ----------      ----------

Effect of dilutive securities:

Employee stock options                       224,439         455,672         291,902         553,546
Non-vested restricted stock                    1,166          51,930           7,556          63,514
Warrants                                      14,722          23,026          16,898          28,303
                                          ----------      ----------      ----------      ----------

Dilutive potential common shares             240,327         530,628         316,356         645,363
                                          ----------      ----------      ----------      ----------

Denominator for diluted earnings per
share - adjusted weighted average
shares                                     9,342,464       8,966,820       9,177,203       9,038,405
                                          ==========      ==========      ==========      ==========

Basic earnings per share                  $      .09      $      .06      $      .17      $      .11
                                          ==========      ==========      ==========      ==========

Diluted earnings per share                $      .09      $      .06      $      .16      $      .10
                                          ==========      ==========      ==========      ==========


Note 4. ACQUISITIONS

On March 22, 1999 the Company acquired certain assets of the medical products business of Acme United Corporation, a Connecticut Corporation ("Acme"). The purchase price for the assets acquired was $8,307,000 of which $$7,476,000 was paid at or prior to closing, with the balance paid on or about June 15, 1999. Included in the payment at closing was the fair value of Warrants (valued at $73,500) to purchase 50,000 shares of its common stock at a purchase price of $2.84 per share.

The assets acquired included principally inventory, factory and office equipment and trademarks, used in the manufacture of Acme's medical products, including
(i) kit and tray products including suture removal trays, I.V. start kits and central line trays; (ii) net, padding, wound care and antiseptic products including Acu-Dyne(Registered), an antimicrobacterial solution of povidone iodine prep swabs and a line of proprietary Tubegauz(Registered) elastic netting used in dressing retention; and (iii) instrument packs which include a broad line of sterile instruments such as hemostats, scalpels and forceps. The acquisition has been accounted for as a purchase and the operations of Acme have been included in the Company's Statement of Earnings since the acquisition date. The excess of the purchase price and related expenses over the net tangible assets and trademarks acquired ("Goodwill") amounted to $5,377,000 and is being amortized over twenty (20) years.

Pro forma information is not presented as complete historical operating results of Acme are not available. The following table summarizes the assets acquired from Acme:

   Inventory....................................    $2,147,000
   Factory and Office Equipment.................       336,000
   Trademarks...................................       447,000
   Goodwill.....................................     5,377,000
                                                    ----------
                                                    $8,307,000
                                                    ==========

Note 5. EXERCISE OF WARRANTS AND EMPLOYEE STOCK OPTIONS

For the three (3) months ended September 30, 1999, 612,592 stock options and warrants were exercised in accordance with the Company's 1994 Stock Incentive Plan, the Company's 1989 Non-Qualified Stock Option Plan and pursuant to an Employment Agreement dated August 1994. The exercise price of the options and warrants exercised ranged from $.97 per share to $2.188 per share. Employees exercised 57,000 shares with cash proceeds of $111,000. Warrants to purchase 80,592 shares of common stock were exercised using cashless exercises pursuant to which 30,233 shares of the Company's common stock were issued in accordance with the Employment Agreement dated August 1994. Officers exercised 475,000 shares at the combined exercise price of $784,600. The exercise price for each of the options exercised by the officers has been loaned to the respective officer by the Company, which is evidenced by a non-interest bearing demand note and secured by the shares issued thereunder pursuant to a Pledge Agreement. The aggregate loan amount of $784,600 has been deducted from Shareholder's equity.

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

RESULTS OF OPERATIONS

Six months ended September 30, 1999 compared to six months ended September 30, 1998

Net sales for the six months ended September 30, 1999 increased 26% to $36,037,000 from $28,641,000 for the six months ended September 30, 1998. The increase in net sales was primarily attributable to $5,264,000 in net sales of the Acme product line acquired in March 1999; a $1,624,000, or 18%, increase in net sales of the operating room towel product line; and a $441,000, or 4%, increase in net sales of laparotomy sponges. Management believes that the increase in net sales of laparotomy sponges was due to increased penetration of international markets and the increase in the operating room towel product line was primarily due to greater domestic market penetration.

The Company presently obtains a portion of its raw materials for operating room towels from China. These operating room towels are designated as a textile, for which an export visa is required. The export visas could adversely impact the availability and pricing of operating room towels. In the event that these quota restrictions reduce the availability of operating room towels, the Company will accelerate its procurement of operating room towels from China and secure operating room towels from sources outside of China. Management presently anticipates that it will be able to meet the Company's requirements of operating room towels through fiscal 2000 without an adverse effect on pricing.

Gross profit for the six months ended September 30, 1999 increased 39% to $9,147,000 from $6,582,000 for the six months ended September 30, 1998. Gross profits as a percentage of net sales for the six months ended September 30, 1999 increased to 25% of net sales from 23% of net sales for the six months ended September 30, 1998. The increase in gross profit dollars and gross profit percentage was primarily attributable to the increase in net sales and increased manufacturing efficiencies.

Selling, general and administrative expenses for the six months ended September 30, 1999 increased 32% to $6,272,000 from $4,762,000 for the six months ended September 30, 1998. As a percentage of net sales, selling, general and administrative expenses remained at 17% for the six months ended September 30, 1999 and for the six months ended September 30, 1998. The increase in selling, general and administrative expense dollars was primarily attributable to increased commissions and distributor fees associated with increased sales volume and increased administrative costs as a result of the Acme product line acquisition.

Interest expense for the six months ended September 30, 1999 increased 38% to $449,000 from $325,000 for the six months ended September 30, 1998.

This increase in interest expense was due to the interest expense associated with the acquisition of the Acme product line. Net income for the six months ended September 30, 1999 increased to $1,481,000 from $909,000 for the six months ended September 30, 1998. The increase in net income is attributable to the aforementioned increase in net sales and gross profits, which were partially offset by an increase in selling, general and administrative expenses and interest expense.

Three months ended September 30, 1999 compared to three months ended September 30, 1998

Net sales for the three months ended September 30, 1999 increased 25% to $18,124,000 from $14,502,000 for the three months ended September 30, 1998. The increase in net sales was primarily attributed to $2,645,000 in net sales of the Acme product line acquired in March 1999 and a $732,000, or 16%, increase in net sales of the operating room towel product line. Management believes that the increase in net sales of the operating room towel product line was primarily due to greater domestic market penetration.

The Company presently obtains a portion of its raw materials for operating room towels from China. These operating room towels are designated as a textile, for which an export visa is required. These export visas could adversely impact the availability and pricing of operating room towels. In the event that these quota restrictions reduce the availability of operating room towels, the Company will accelerate its procurement of operating room towels from China and secure operating room towels from sources outside of China. Management presently anticipates that it will be able to meet the Company's requirements of operating room towels through fiscal 2000 without an adverse effect on pricing.

Gross profit for the three months ended September 30, 1999 increased 39% to $4,669,000 from $3,369,000 for the three months ended September 30, 1998. Gross profit as a percentage of net sales for the three months ended September 30, 1999 increased to 26% of net sales from 23% of net sales for the three months ended September 30, 1998. The increase in gross profit dollars and gross profit percentage was primarily attributable to the increase in net sales and increased manufacturing efficiencies.

Selling, general and administrative expenses for the three months ended September 30, 1999 increased 31% to $3,142,000 from $2,403,000 for the three months ended September 30, 1998. As a percentage of net sales, selling, general and administrative expenses remained at 17% for the three months ended September 30, 1999 and for the three months ended September 30, 1998. The increase in selling, general and administrative expense dollars was primarily attributable to increased commissions and distributor fees associated with increased sales volume and increased administrative costs as a result of the Acme product line acquisition.

Interest expense for the three months ended September 30, 1999 increased 39% to $215,000 from $155,000 for the three months ended September 30, 1998. This increase in interest expense was due to the interest expense associated with the acquisition of the Acme product line. Net income for the three months ended September 30, 1999 increased to $801,000 from $495,000 for the three months ended September 30, 1998. The increase in net income is attributable to the aforementioned increase in net sales and gross profits, which were partially offset by an increase in selling, general and administrative expenses and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $18,596,000 with a current ratio of 4.9 at September 30, 1999 as compared to working capital of $14,195,000 with a current ratio of 2.7 at March 31, 1999. Total bank borrowings outstanding, including Industrial Revenue Bonds of $5,140,000, were $15,680,000 with a debt to equity ratio of .79 at September 30, 1999 as compared to $18,380,000 with a debt to equity ratio of 1.03 at March 31, 1999. The decrease in total borrowings outstanding at September 30, 1999 was primarily attributable to the reduction of the cash balance and net cash provided by operating activities.

The Company has financed its operations primarily through cash flow from operations and borrowings from its existing credit facilities. At September 30, 1999, the Company had a cash balance of $265,000 compared to $672,000 at March 31, 1999.

The Company's operating activities provided cash of $2,469,000 for the six months ended September 30, 1999 as compared to $113,000 for the six months ended September 30, 1998. Net cash provided for the six months ended September 30, 1999 consisted primarily of net income from operations, decreases in inventories and increases in accrued expenses and accounts payable. These sources of cash more than offset the increase in accounts receivable associated with increased sales.

Investing activities used net cash of $234,000 and $328,000 for the six months ended September 30, 1999 and September 30, 1998, respectively. The principal uses for the six months ended September 30, 1999 were purchases of property and equipment.

Financing activities used cash of ($2,642,000) for the six months ended September 30, 1999 compared to $117,000 provided by financing activities for the six months ended September 30, 1998. The cash used in financing activities along with the decrease in the cash balance was used to pay down the Company's debt in connection with its credit facilities and to pay off the note payable in connection with the Acme acquisition.

At September 30, 1999, the Company did not have any material commitments for capital expenditures.

The Company believes that the anticipated future cash flow from operations, coupled with its cash on hand and available funds under its revolving credit agreements, will be sufficient to meet working capital requirements.

The Company has completed its program to prepare computer systems and applications for the Year 2000. The costs associated with this program did not have a material effect on its financial position and have been incurred. The Company is also communicating with customers and suppliers with whom it conducts business to help identify and resolve any potential Year 2000 issues.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the prime rate of interest plus a spread of up to 1/4%, libor rate plus a spread of up to 2 1/2%, or at 1 1/4% over the prevailing bankers acceptance rate. The spread over prime and libor rates is determined based upon the Company's performance with regard to agreed upon financial ratios. The Company decides at its sole discretion at to whether borrowings will be at prime, libor or bankers acceptance rates. At September 30, 1999, $10,265,000 was outstanding under the credit facility. Changes in the prime rate, libor rates or bankers acceptance rates during fiscal 2000 will have a positive or negative effect on the Company's interest expense. Each 1% fluctuation in the interest rate will increase or decrease interest expense for the Company by approximately $103,000 on an annualized basis.

In addition, the Company is exposed to interest rate change market risk with respect to the proceeds received from the issuance and sale by the Buncombe County Industrial and Pollution Control Financing Authority Industrial Development Revenue Bonds. At September 30, 1999, $5,140,000 was outstanding for these Bonds. The Bonds bear interest at a variable rate determined weekly. During fiscal 2000, the average interest rate on the Bonds has approximated 3.5%. Each 1% fluctuation in interest rates will increase or decrease interest expense on the Bonds by approximately $51,000 on an annualized basis.

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

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          A. The Registrant held its Annual Meeting of Stockholders on August 17, 1999.

          B. One Director was elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2002. The name of the Director and votes cast in favor of his election and shares withheld are as follows:

             Name                      Votes for         Votes Withheld
             ----                      ---------         --------------
             Dr. Philip F. Corso       6,661,499         70,646

             The stockholders also approved a proposal to ratify the selection of Grant Thornton LLP as independent certified public accountants of the Company for the fiscal year ended March 31, 2000; 6,584,740 shares voted in favor of the proposal, 136,960 shares voted against and 9,994 shares abstained from voting.

Item 5.   Other Information

          None

Item 6.  (a) Exhibits

             None

         (b) Reports on Form 8-K

               (i) Amendment No. 2 dated July 19, 1999 to Current Report on
                   Form-8K relating to Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits.

              (ii) Current Report on Form 8-K dated July 21, 1999 relating to
                   Item 5 - Other Events and Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits.

             (iii) Amendment No. 3 dated September 14, 1999 to Current Report on Form 8-K relating to Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MEDICAL ACTION INDUSTRIES INC.


Dated:                                  By: /s/ Richard G. Satin
       -------------                        ----------------------------
                                            Richard R. Satin, Vice President
                                            (Principal Accounting Officer)