Form 10-Q
period 1999-12-31
MEDICAL ACTION INDUSTRIES INC
filed 2000-02-11
CIK 748270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

                Yes X                                No _


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,156,522 shares of common stock as of January 31, 2000.

                                    Form 10-Q

                                    CONTENTS

                                                                                                            Page No.
                                                                                                            --------

PART I -          FINANCIAL INFORMATION
                  ---------------------

Item 1.           Financial Statements

                  Balance Sheets at December 31, 1999 (Unaudited) and March 31,1999                           3-4

                  Statements of Earnings for the Three and Nine Months ended December 31, 1999 and
                  December 31, 1998 (Unaudited)                                                               5-6

                  Statement of Cash Flows for the Nine Months ended December 31, 1999 and December
                  31, 1998 (Unaudited)                                                                          7

                  Notes to Financial Statements (Unaudited)                                                  8-10

Item 2.           Management's Discussion and Analysis of Results of Operations and Financial Condition     11-14

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                                14-15

PART II -         OTHER INFORMATION
                  -----------------                                                                            16

                         MEDICAL ACTION INDUSTRIES INC.
                                 Balance Sheets
                                 --------------
                             (dollars in thousands)
                                   (Unaudited)

                                     ASSETS

                                                     December 31,    March 31,
                                                          1999         1999
                                                     ------------    --------
CURRENT ASSETS:

Cash                                                    $   881      $  672
Accounts Receivable less allowance for doubtful
accounts of $150 at December 31, 1999 and $129 at
March 31, 1999                                            8,298       6,066

Inventories                                              13,442      15,502
Prepaid expenses                                            343         300
Deferred income taxes                                       118         118
Other current assets                                         90          87
                                                        --------     ------

TOTAL CURRENT ASSETS:                                    23,172      22,745

Property, plant and equipment, net                        8,296       8,371
Due from officers                                           381         283
Intangibles, less accumulated amortization of
$1,004 at December 31, 1999 and $657 at March 31,
1999                                                      7,736       8,205
Other Assets                                                465         549
                                                        -------      ------

TOTAL ASSETS:                                           $40,050     $40,153
                                                        =======     =======

   The accompanying notes are an integral part of these financial statements.

                         MEDICAL ACTION INDUSTRIES INC.
                         ------------------------------
                                 Balance Sheets
                                 --------------
                             (dollars in thousands)
                                   (Unaudited)
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                     December 31,  March 31,
                                                          1999        1999
                                                     ------------  ---------
CURRENT LIABILITIES:

Accounts payable                                       $ 1,724     $ 1,880
Accrued expenses, payroll and taxes                      1,652       1,088
Current portion of capital lease obligations               162         162
Notes payable to bank                                        -       4,060
Other note payable                                           -       1,000
Current portion of long-term debt                          860         360
                                                       -------     -------

TOTAL CURRENT LIABILITIES:                               4,398       8,550

Deferred income taxes                                      496         496

Capital lease obligations, less current portion            161         251
Long-term debt, less current portion                    14,330      12,960
                                                       -------     -------

TOTAL LIABILITIES:                                      19,385      22,257

SHAREHOLDERS' EQUITY:

Preferred stock 5,000,000 shares authorized,
 $.001 par value; none issued December 31, 1999 and
 March 31, 1999                                              -           -
Common stock 15,000,000 shares authorized, $.001 par
 value; issued and outstanding 9,136,522 shares at
 December 31, 1999 and 8,574,289 shares at
 March 31, 1999                                              9           8
Additional paid-in capital, net                          9,470       9,057
Retained earnings                                       11,186       8,831
                                                       -------     -------
TOTAL SHAREHOLDERS' EQUITY:                             20,665      17,896
                                                       -------     -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY:            $40,050     $40,153
                                                       =======     =======

    The accompanying notes are an integral part of these financial statements

                         MEDICAL ACTION INDUSTRIES INC.
                             Statements of Earnings
                             ----------------------
                  (dollars in thousands except per share data)
                                   (Unaudited)

                                                Three Months Ended
                                                   December 31,
                                               -------------------
                                                1999      1998
                                                ----      ----

Net Sales                                      $18,206   $14,667

Cost of Sales                                   13,458    11,218
                                               -------   -------

Gross Profit                                     4,748     3,449

Selling, general and administrative expenses     3,101     2,482
Interest expense                                   214       132
                                               -------   -------

Income before income taxes                       1,433       835
Income tax expense                                 558       333
                                               -------   -------

Net Income                                     $   875   $   502
                                               =======   =======

Net Income per share basic                     $   .10   $   .06
                                               =======   =======

Net Income per share diluted                   $   .09   $   .06
                                               =======   =======


    The accompanying notes are an integral part of these financial statements.

                         MEDICAL ACTION INDUSTRIES INC.
                             Statements of Earnings
                             ----------------------
                  (dollars in thousands except per share data)
                                   (Unaudited)

                                               Nine Months Ended
                                                  December 31,
                                                1999      1998
                                               -------   -------

Net Sales                                      $54,243   $43,308

Cost of Sales                                   40,348    33,277
                                               -------   -------

Gross Profit                                    13,895    10,031

Selling, general and administrative expenses     9,373     7,244
Interest expense                                   663       457
                                               -------   -------

Income before income taxes                       3,859     2,330
Income tax expense                               1,503       919
                                               -------   -------

Net Income                                     $ 2,356   $ 1,411
                                               =======   =======

Net Income per share basic                     $   .26   $   .17
                                               =======   =======

Net Income per share diluted                   $   .25   $   .16
                                               =======   =======


   The accompanying notes are an integral part of these financial statements.

                          MEDICAL ACTION INDUSTRIES INC
                             Statement of Cash Flows
                             -----------------------
                             (dollars in thousands)
                                   (Unaudited)
                                                     Nine Months Ended
                                                        December 31,
                                                     1999        1998
                                                     ----        ----


OPERATING ACTIVITIES
 Net Income                                        $ 2,356    $ 1,411
 Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                         971        678
 Provision for doubtful accounts                        21         20
 Deferred compensation                                  55         97
 Changes in operating assets and liabilities:
 Accounts receivable                                (2,253)      (707)
 Inventories                                         2,023      1,349
 Prepaid expenses and other current assets             (25)       (17)
 Other assets                                           20          7
 Accounts payable                                      (51)      (418)
 Income taxes payable                                  225        146
 Accrued expenses, payroll and payroll taxes           564        281
                                                   -------    -------

NET CASH PROVIDED BY OPERATING ACTIVITIES            3,906      2,847
                                                   -------    -------

INVESTING ACTIVITIES
 Purchase price and related acquisition
 cost adjustments                                       54       --
 Purchase of property, plant and equipment            (484)      (439)
 Loan to officers                                      (98)      (228)
                                                   -------    -------

NET CASH (USED IN) INVESTING ACTIVITIES               (528)      (667)
                                                   -------    -------

FINANCING ACTIVITIES
Proceeds from revolving line of credit and
long-term borrowings                                 6,864      2,320
Principal payments on revolving line of credit,
long-term debt, and capital lease obligations      (10,144)    (4,519)
Proceeds from exercise of employee stock options       111        294
                                                   -------    -------

NET CASH (USED IN) FINANCING ACTIVITIES             (3,169)    (1,905)
                                                   -------    -------

INCREASE IN CASH                                       209        275
Cash at beginning of year                              672        275
                                                   -------    -------

Cash at end of period                              $   881    $   550
                                                   =======     ======

   The accompanying notes are an integral part of these financial statements.

                  MEDICAL ACTION INDUSTRIES INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustment (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended March 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for the year ended March 31, 1999.

Note 2.   INVENTORIES

Inventories, which are stated at the lower of cost (first-in, first-out) or market, consist of the following:

                                    December 31,             March 31,
                                        1999                   1999
                                   --------------            ---------
                                                 (Unaudited)
                                          (in thousands of dollars)

Finished Goods                         $ 5,553                $ 6,740
Raw Materials                            7,889                  8,762
                                       -------                -------

Total                                  $13,442                $15,502
                                       =======                =======

Note 3.   NET INCOME PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earning per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with the basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of option, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended December 31,1999 and for the three and nine months ended December 31, 1998.



                                                    Three Months Ended                      Nine Months Ended
                                                        December 31,                           December 31,
                                               ----------------------------              -------------------------
                                                  1999                1998                1999                1998
                                                  ----                ----                ----                ----
                                               (Unaudited)         (Unaudited)         (Unaudited)        (Unaudited)

                                                            Dollars in thousands except per share data
Numerator:
Net Income for basic and dilutive
earnings per share                              $      875           $      502         $    2,356          $    1,411
                                                ==========           ==========         ==========          ==========
Denominator:
Denominator for basic
earnings per share--
weighted average shares                          9,136,522            8,533,664          8,952,739           8,439,916
                                                ----------           ----------         ----------          ----------

Effect of dilutive securities:
Employee stock options                             244,396              369,855            276,067             492,316
Non-vested restricted stock                             --               31,875              5,037              52,967
Warrants                                             6,586               17,909             13,460              24,838
                                                ----------           ----------         ----------          ----------

Dilutive potential common shares                   250,982              419,639            294,564             570,121
                                                ----------           ----------         ----------          ----------

Denominator for diluted earnings per
share--adjusted weighted average shares          9,387,504            8,953,303          9,247,303            9,010,037
                                                ==========            =========         ==========          ===========


Basic earnings per share                              $.10                 $.06               $.26                $.17
                                                      ====                 ====               ====                ====

Diluted earnings per share                            $.09                 $.06               $.25                $.16
                                                      ====                 ====               ====                ====

Note 4.   ACQUISITIONS

On March 22, 1999 the Company acquired certain assets of the medical products business of Acme United Corporation, a Connecticut Corporation ("Acme"). The purchase price for the assets acquired was $8,316,000 of which $7,476,000 was paid at or prior to closing, with the balance paid on or about June 15, 1999. Included in the payment at closing was the fair value of Warrants (valued at $73,500) to purchase 50,000 shares of its common stock at a purchase price of $2.84 per share.

The assets acquired included principally inventory, factory and office equipment and trademarks, used in the manufacture of Acme's medical products, including
(i) kit and tray products including suture removal trays, I.V. start kits and central line trays; (ii) net, padding, wound care and antiseptic products including Acu-Dyne(R), an anti-microbacterial solution of povidone iodine prep swabs and a line of proprietary Tubegauz(R) elastic netting used in dressing retention; and (iii) instrument packs which include a broad line of sterile instruments such as hemostats, scalpels and forceps. The acquisition has been accounted for as a purchase and the operations of Acme have been included in the Company's Statement of Earnings since the acquisition date. The excess of the purchase price and related expenses over the net tangible assets and trademarks acquired ("Goodwill") amounted to $5,386,000 and is being amortized over twenty
(20) years.

Pro forma information is not presented as complete historical operating results of Acme are not available. The following table summarizes the assets acquired from Acme:

Inventory....................................      $2,147,000
Factory and Office Equipment.................         336,000
Trademarks...................................         447,000
Goodwill.....................................       5,386,000
                                                   ----------
                                                   $8,316,000
                                                   ==========

Note 5.   EXERCISE OF WARRANTS AND EMPLOYEE STOCK OPTIONS

For the three (3) months ended December 31, 1999, no employee stock options or warrants were exercised. For the nine (9) months ended December 31, 1999, 612,592 stock options and warrants were exercised in accordance with the Company's 1994 Stock Incentive Plan, the Company's 1989 Non-Qualified Stock Option Plan and pursuant to an Employment Agreement dated August 1994. The exercise price of the options and warrants exercised ranged from $.97 per share to $2.188 per share. Employees exercised 57,000 shares with cash proceeds of $111,000. Warrants to purchase 80,592 shares of common stock were exercised using cashless exercises pursuant to which 30,233 shares of the Company's common stock were issued in accordance with the Employment Agreement dated August 1994. Officers exercised 475,000 shares at the combined exercise price of $784,600. The exercise price for each of the options exercised by the officers has been loaned to the respective officer by the Company, which is evidenced by a non-interest bearing demand note and secured by the shares issued thereunder pursuant to a Pledge Agreement. The loan amount of $784,600 has been deducted from Shareholder's equity, bringing the aggregate amount to $985,850 and $201,250 at December 31, 1999 and March 31, 1999, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  ---------------------------------------------

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

Important factors and risks that could cause actual results to differ materially from those referred to in the forward-looking statements include, but are not limited to, the effect of economic and market conditions, the impact of the consolidation throughout the healthcare supply chain, the impact of healthcare reform, opportunities for acquisitions and the Company's ability to lively integrate acquired companies, the ability of the Company to maintain its gross profit margins, the ability to obtain additional financing to expand the Company's business, the failure of the Company to successfully compete with the Company's competitors that have greater financial resources, the loss of key management personnel or the inability of the Company to attract and retain qualified personnel, the availability and possible increases in raw material prices for operating room towels, the impact of current or pending legislation and regulation, as well as the risks described from time to time in the Company's filings with the Securities and Exchange Commission, which include this report on Form 10-Q and the Company's annual report on Form 10-K for the year ended March 31, 1999.

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

Results of Operations
---------------------

Nine months ended December 31, 1999 compared to Nine Months ended December 31, 1998
------------------------------------------------------------------------------

Net sales for the nine months ended December 31, 1999 increased 25% to $54,243,000 from $43,308,000 for the nine months ended December 31, 1998. The increase in net sales was primarily attributable to a $7,554,000 in net sales of the Acme product line acquired in March 1999; a $2,424,000 or 18% increase in net sales of the operating room towel product line; and a $855,000 or 6% increase in net sales of laparotomy sponges. Management believes that the increase in net sales of laparotomy sponges was primarily due to increased penetration of international markets and the increase in the operating room towel product line was primarily due to greater domestic market penetration.

The Company presently obtains a portion of its raw materials for operating room towels from China. These operating room towels are designated as a textile, for which an export visa is required. The export visas could adversely impact the availability and pricing of operating room towels. In the event that these quota restrictions reduce the availability and pricing of operating room towels, the Company will accelerate its procurement of operating room towels from China and secure operating room towels from sources outside of China. Management presently anticipates that it will be able to meet the Company's requirements of operating room towels through fiscal 2000 without an adverse effect on pricing.

Gross profit for the nine months ended December 31, 1999 increased 39% to $13,895,000 from $10,031,000 for the nine months ended December 31, 1998. Gross profits as a percentage of net sales for the nine months ended December 31, 1999 increased to 26% of net sales from 23% of net sales for the nine months ended December 31, 1998. The increase in gross profit dollars and gross profit percentage was primarily attributable to the increase in net sales and increased manufacturing efficiencies.

Selling, general and administrative expenses for the nine months ended December 31, 1999 increased 29% to $9,373,000 from $7,244,000 for the nine months ended December 31, 1998. As a percentage of net sales, selling, general and administrative expenses remained at 17% for the nine months ended December 31, 1999 and for the nine months ended December 31, 1998. The increase in selling, general and administrative expense dollars was primarily attributable to increased commissions and distributor fees associated with increased sales volume and increased administrative costs as a result of the Acme product line acquisition.

Interest expense for the nine months ended December 31, 1999 increased 45% to $663,000 from $457,000 for the nine months ended December 31, 1998. This increase in interest expense was due to the interest expense associated with the acquisition of the Acme product line. Net income for the nine months ended December 31, 1999 increased to $2,356,000 from $1,411,000 for the nine months ended December 31, 1998. The increase in net income is attributable to the aforementioned increase in net sales and gross profits, which were partially offset by an increase in selling, general and administrative expenses and interest expense.

Three months ended December 31, 1999 compared to Three Months ended December 31, 1998
-------------------------------------------------------------------------------

Net sales for the three months ended December 31, 1999 increased 24% to $18,206,000 from $14,667,000 for the three months ended December 31, 1998. The increase in net sales was primarily attributed to $2,291,000 in net sales of the Acme product line acquired in March 1999, a $799,000 or 17% increase in net sales of the operating room towel product line and a $414,000 or 8% increase in net sales of laparotomy sponges. Management believes that the increase in net sales of the operating room towel product line was primarily due to greater domestic market penetration and the increase in net sales of the laparotomy sponges is due to greater domestic and international market penetration.

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

Gross profit for the three months ended December 31, 1999 increased 38% to $4,748,000 from $3,449,000 for the three months ended December 31, 1998. Gross profit as a percentage of net sales for the three months ended December 31, 1999 increased to 26% from 24% of net sales for the three months ended December 31, 1998. The increase in gross profit dollars and gross profit percentage was primarily attributable to the increase in net sales and increased manufacturing efficiencies.

Selling, general and administrative expenses for the three months ended December 31, 1999 increased 25% to $3,101,000 from $2,482,000 for the three months ended December 31, 1998. As a percentage of net sales, selling, general and administrative expenses remained at 17% for the three months ended December 31, 1999 and for the three months ended December 31, 1998. The increase in selling, general and administrative expense dollars and as a percentage of net sales was primarily attributable to increased commissions and distributor fees associated with increased sales volume and increased administrative costs as a result of the Acme product line acquisition.

Interest expense for the three months ended December 31, 1999 increased 62% to $214,000 from $132,000 for the three months ended December 31, 1998. This increase in interest expense was due to the interest expense associated with the acquisition of the Acme product line. Net income for the three months ended December 31, 1999 increased to $875,000 form $502,000 for the three months ended December 31, 1998. The increase in net income is attributable to the aforementioned increase in net sales and gross profits, which were partially offset by an increase in selling, general and administrative expenses and interest expense.

Liquidity and Capital Resources
-------------------------------

The Company had working capital of $18,774,000 with a current ratio of 5.3 at December 31, 1999 as compared to working capital of $14,195,000 with a current ratio of 2.7 at March 31, 1999. Total borrowings outstanding, including Industrial Revenue Bonds of $5,050,000, were $15,190,000 with a debt to equity ratio of .74 at December 31, 1999 as compared to $18,380,000 with a debt to equity ratio of 1.03 at March 31, 1999. The decrease in total borrowings outstanding at December 31, 1999 was primarily attributable to the net cash provided by operating activities.

The Company has financed its operations primarily through cash flow from operations and borrowings from its existing credit facilities. At December 31, 1999, the Company had a cash balance of $881,000 compared to $672,000 at March 31, 1999.

The Company's operating activities provided cash of $3,906,000 for the nine months ended December 31, 1999 as compared to $2,847,000 for the nine months ended December 31, 1998. Net cash provided for the nine months ended December 31, 1999 consisted primarily of net income from operations, decreases in inventories and increases in accrued expenses. These sources of cash more than offset the increase in accounts receivable associated with increased sales.

Financing activities used cash of ($3,169,000) for the nine months ended December 31, 1999 compared to ($1,905,000) used for the nine months ended December 31, 1998. The cash used in financing activities was used to pay down the Company's debt in connection with its credit facilities and to pay off the note payable in connection with the Acme acquisition.

At December 31, 1999, the Company did not have any material commitments for capital expenditures.

The Company believes that the anticipated future cash flow from operations coupled with its cash on hand and available funds under its revolving credit agreements, will be sufficient to meet working capital requirements.

The Company has completed its program to prepare computer systems and applications for the Year 2000. The costs associated with this program did not have a material effect on its financial position and have been incurred.

Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution, which is priced based on the prime rate of interest plus a spread of up to 1/4%, libor rate plus a spread of up to 2 1/2%, or at 1 1/4% over the prevailing bankers acceptance rate. The spread over prime and libor rates is determined based upon the Company's performance with regard to agreed upon financial ratios. The Company decides at its sole discretion as to whether borrowings will be at prime, libor or bankers acceptance rates. At December 31, 1999, $10,140,000 was outstanding under the credit facility. Changes in the prime rate, libor rates or bankers acceptance rates during fiscal 2000 will have a positive or negative effect on the Company's interest expense. Each 1% fluctuation in the interest rate will increase or decrease interest expense for the Company by approximately $101,000 on an annualized basis.

In addition, the Company is exposed to interest rate change market risk with respect to the proceeds received from the issuance and sale by the Buncombe County Industrial and Pollution Control Financing Authority Industrial Development Revenue Bonds. At December 31, 1999, $5,050,000 was outstanding for these Bonds. The Bonds bear interest at a variable rate determined weekly. During fiscal 2000, the average interest rate on the Bonds has approximated 3.6%. Each 1% fluctuation in interest rates will increase or decrease interest expense on the Bonds by approximately $51,000 on an annualized basis.

A significant portion of the Company's operations consists of purchasing certain raw materials from China and to a lesser extent from India. All such purchases are transacted in U.S. dollars. The Company's financial results, therefore, could be impacted by factors such as changes in foreign currency, exchange rates or weak economic conditions in foreign countries in the procurement of such raw materials. To date, sales of the Company's products outside the United States have not been significant.

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


                                         MEDICAL ACTION INDUSTRIES INC.




Dated:  February 10, 2000                By: /s/ Richard G. Satin
        -----------------                    --------------------
                                             Richard R. Satin, Vice President
                                             (Principal Accounting Officer)