Form 10-K
period 2000-03-31
MEDICAL ACTION INDUSTRIES INC
filed 2000-06-28
CIK 748270

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year ended March 31, 2000

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period ________to________

                           Commission File No. 0-13251

                         MEDICAL ACTION INDUSTRIES INC.

             (Exact name of registrant as specified in its charter)

          Delaware                                     11-2421849
 (State or other jurisdiction             (I.R.S. Employer  Identification No.)
 of incorporation or organization)

 150 Motor Parkway, Hauppauge, New York                    11788
 (Address of Principal Executive Office)                 (Zip Code)

 Registrant's telephone number, including area code:     (631) 231-4600

        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                       --
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

     The aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant as of June2, 2000 was approximately $32,000,000. As of June 2, 2000, registrant had outstanding 9,227,022 shares of Common Stock.

     Parts of the following documents are incorporated by reference to Parts I, II, III and IV of this Form 10-K Report: (1) Proxy Statement for registrant's 2000 Annual Meeting of Stockholders and (2) registrant's Annual Report to Stockholders for the fiscal year ended March 31, 2000.

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

         The products presently manufactured and/or marketed by the Company include:

         Disposable Laparotomy Sponges - Laparotomy sponges are designed primarily for use during surgical procedures in hospitals and health facilities. They are single use (disposable) and made of gauze and sold in varying sizes and utilized for a multitude of purposes. Laparotomy sponges cover exposed internal organs, isolating them from the part of the body being operated upon. They also absorb blood and act as a buffer between medical instruments and the skin, thereby reducing trauma to skin tissue caused by the medical instrument. Laparotomy sponges are sold in sterile packaging or as a non-sterile component to be used with other health care companies' products, primarily surgical pre-packaged procedure trays. The Company's laparotomy sponges contain an x-ray detectable element and loop handle in order to facilitate easy counting and identification in the operating room. For the fiscal years ended March 31, 2000, 1999 and 1998, laparotomy sponges accounted for 29%, 34% and 36%, respectively, of the Company's total sales.

         Absorbent Operating Room Towels - The Company's line of cotton absorbent operating room towels are used during surgery for drying hands, rolled up for propping instruments, on back tables and mayo stands for absorbing fluids, around the incision site for absorbing blood and to allow the surgeon to clip tubing and instruments close to the surgical site during the surgical procedure. Operating room towels are sold in sterile packaging for single (disposable) use and as a non-sterile component to be used with other health care companies' products, primarily surgical pre-packaged procedure trays. For the fiscal years ended March 31, 2000, 1999 and 1998, operating room towels accounted for 29%, 31% and 34%, respectively, of the Company's total sales.

         Gauze Sponges - Gauze sponges are used in the operating room as well as throughout the hospital. They are also used extensively throughout the alternate care market, including physicians' offices, health clinics, dentists' offices and in veterinary practices. The Company also introduced gauze fluffs, which are pre-folded gauze sponges used for compression and absorption of blood and other fluids.

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

         Disposable Surgical Light Handle Covers - Light Shields (TM) - A patented design assures a secure fit and acts as a sterile barrier on surgical light handles in the operating room. Light ShieldsTM are manufactured of a heavy gauge flexible plastic for the optimum assurance of a sterile barrier.

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

Patents and Trademarks

         The Company actively pursues a policy of seeking patent protection, both in the United States and abroad, for its proprietary technology. There can be no assurance that the Company's patents will not be violated or that any issued patents will provide protection that has commercial significance. Litigation may be necessary to protect the Company's patent position. Such litigation may be costly and time-consuming, and there can be no assurance that the Company will be successful in such litigation. Since no single patent covers product lines that constitute 5% or more of any sales of the Company for fiscal 2000, the Company does not believe that any violation of any patents owned by the Company would have a material adverse effect on it or its business prospects.

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

Competition

         There are many companies, both public and private, engaged in the development and marketing of disposable sterile and non-sterile surgical supplies, including laparotomy sponges. The Company is subject to various levels of competition based upon performance, quality and pricing. The Company's major competitors include large manufacturers, which have greater financial resources than the Company. The competitors differ based upon the products being sold. In the sale of sterile laparotomy sponges, where the Kendall Company, a subsidiary of Tyco Industries, Inc. and Medline Industries, Inc. are competitors, Medical Action's sales represent a significant share of the domestic market. The Company has a supply agreement with Allegiance Healthcare Corporation, a subsidiary of Cardinal Health, Inc., in which the Company's disposable sterile laparotomy sponges and disposable sterile operating room towels were designated as their "Best Value". The Company's primary competitors in the sale of sterile operating room towels, in which the Company is also the leading supplier in the domestic market, are Medline Industries, Inc. and DeRoyal, Inc. In the sale of medical pouches to the hospital market, where the Company is one of the leading suppliers, the Company's primary competitors include Tower Medical, a subsidiary of Rexam, PLC. In the sale of QuanTech products, where the Company's portion of the market is relatively insignificant, the Company's primary competitor is Devon Industries, Inc., a subsidiary of Tyco Industries, Inc.

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

Marketing and Distribution

         The Company's products are presently marketed and sold throughout the United States through a network of direct sales personnel and manufacturers' representatives. There are approximately 28 direct sales personnel and 5 manufacturers' representatives throughout the United States engaged in the sales and marketing of the Company's products. Sales are primarily made to distributors, who maintain sufficient inventory to service customer requirements. The Company's distribution network is comprised of hospital distributors, alternate care distributors, physician distributors, veterinary distributors, dental distributors and industrial safety distributors covering the entire United States and Canadian marketplace. The Company's products are typically purchased pursuant to purchase orders or supply agreements in which the purchaser specifies whether such products are to be supplied through a distributor or directly by the Company.

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

         In addition to private and public hospitals and health facilities, customers for the Company's products include group purchasing organizations and investor-owned hospital chains. With the emergence of these cooperative buying groups and chains as major purchasers of medical/surgical products, a significant portion of the Company's sales are dependent upon its ability to provide its products throughout a wide geographical area and to service substantially all members of the group or chain. The Company's present distributor-oriented marketing network has enabled it to become a selected source for many of the cooperative buying groups and chains. The Company records sales upon the shipment of inventory to the distributor, at which time title passes to the distributor. Pricing to its ultimate customer under these supply agreements is usually established for the contract period, which will typically be from one to three years. The Company views its ultimate customers as the medical professionals who use its products, rather than the distributors.

         No individual customer or affiliated group of customer accounts accounted for more than 10% of the Company's net sales in any of the past three fiscal years. Nevertheless, sales to Owens & Minor, Inc., Allegiance Healthcare Corporation and McKesson General Medical, diversified distribution companies (the "Distributors") accounted for approximately 27%, 24% and 11%, respectively, for the fiscal year ended March 31, 2000, 25%, 25% and 11% of net sales, respectively, for the fiscal year ended March 31, 1999 and 24%, 23% and 10%, respectively for the fiscal year ended March 31, 1998. Although the Distributors may be deemed in a technical sense to be major purchasers of the Company's products, the Distributors typically serve as a distributor under a purchase order or supply agreement between the customer and the Company and does not purchase for its own account. The Company, therefore, does not believe it is appropriate to categorize the Distributors as actual customers.

         The Company believes it has established an efficient system for marketing its products throughout the United States, and intends to utilize these existing sales methods and channels to market new products as they are developed or acquired.

Research and Development

         Product development costs charged to income were $519,000, $446,000 and $364,000 for the fiscal years ended March 31, 2000, 1999 and 1998, respectively.

Employees

         As of June 1, 2000, the Company had 250 full-time employees with 190 in manufacturing and distribution, 37 in marketing and sales, and 23 in administration. None of the Company's employees are represented by a labor union. The Company believes that its employee relations are satisfactory.

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

ITEM TWO - PROPERTIES

         The Company occupies approximately 7,945 square feet of general office space at its facilities in New York and California under real estate leases expiring through fiscal 2002, with aggregate minimum annual rental commitments of approximately $191,000. The Company also owns a 205,000 square foot manufacturing, warehouse and distribution facility located on approximately 32 acres in Arden, North Carolina. Management believes that the Company's facilities are adequate to meet its current needs and should continue to be adequate for the foreseeable future. The Company has agreed to acquire a 12,000 square foot building in Hauppauge, New York at a purchase price of $1,054,000, which will replace the executive office space presently occupied by the Company. The transaction is expected to close in November 2000, and will be financed by bank indebtedness. Set forth below is a summary of the facilities owned or leased by the Company.

           Location                                   Primary Use                           Square Feet
           --------                                   -----------                           -----------
    Arden, North Carolina                  Manufacturing/Warehouse/Distribution                    205,000 (a)

    Hauppauge, New York                    Executive Offices                                         7,400 (b)

    Santa Ana, California                  General Office                                              545 (c)

-------------------------
(a) The principal manufacturing, distribution and warehouse facility of the Company is located on premises, which the Company owns in Arden, North Carolina. An Industrial Revenue Bond in the amount of $4,960,000 was outstanding as of March 31, 2000, which was used to acquire and renovate the facility and acquired certain manufacturing equipment.
(b) Premises are leased through February 28, 2001 at a current annual rental of $186,000.
(c) Premises are leased through January 13, 2002 at an annual rental of $12,0000.

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

                                     PART II

ITEM FIVE - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information required by this Item is set forth in registrant's 2000 Annual Report to Stockholders under the captions "Selected Financial Data" and "Stock Trading", which information is hereby incorporated herein by reference.

ITEM SIX - SELECTED FINANCIAL DATA

         The information required by this Item is set forth in registrant's 2000 Annual Report to Stockholders contained under the caption "Selected Financial Data", which information is hereby incorporated herein by reference.

ITEM SEVEN - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item is set forth in registrant's 2000 Annual Report to Stockholders contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", which information is hereby incorporated herein by reference.

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

ITEM SEVEN (A) - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this Item is set forth in registrant's 2000 Annual Report to Stockholders contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", which information is hereby incorporated herein by reference.

ITEM EIGHT - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is set forth in registrant's 2000 Annual Report to Stockholders under the captions "Reports of Independent Certified Public Accountants", "Balance Sheets", "Statements of Earnings", "Statement of Shareholders' Equity", "Statements of Cash Flows" and "Notes to Financial Statements", which information is hereby incorporated herein by reference.

ITEM NINE - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

         The information required by Part III is incorporated by reference to the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in August 2000, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended March 31, 2000.

                                     PART IV

ITEM FOURTEEN - EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) (1) and (2)  List of Financial Statements and Financial Statement Schedules

         The following financial statements of Medical Action Industries Inc., included in its Annual

Report to Stockholders for the year ended March 31, 2000, are incorporated by reference in Item 8:

     Balance Sheets at March 31, 2000 and 1999

     Statements of Earnings for the Years Ended March 31, 2000, 1999 and 1998

     Statement of Shareholders Equity for the Years Ended March 31, 2000, 1999 and 1998

     Statements of Cash Flows for the Years Ended March 31, 2000, 1999 and 1998

     Notes to Financial Statements

     The following financial statement schedule and Report of Independent Certified Public Accountants of Medical Action Industries Inc. and subsidiary is included in Item 14(d):

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

     10.8 Modification Agreement dated as of July 21, 1999 between the Registrant and Paul D. Meringolo (Exhibit 10 to the Company's current report on Form 8-K dated July 30, 1999).

     10.9 Modification Agreement dated as of May 31, 2000 between the Registrant and Paul D. Meringolo (Exhibit 10 to the Company's current report on Form 8-K dated June 5, 2000).

     10.10 Joint Venture Agreement between the Registrant and Wujiang Medical & Health Articles Factory dated March 29, 1989 (Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended March 31,
          1989).

     10.11 Revolving Credit Note and Agreement between the Registrant and a lending institution dated as of March 18, 1999 (Exhibit 10 to the Company's Current Report on Form 8-K dated April 1, 1999).

     10.12 Change in Control Agreement dated as of June 1, 1995 between the Registrant and certain executive officers (Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended March 31,
          1995).

     23.1* Consent of Grant Thornton LLP.

     27*  Financial Data Schedule

     99*  Additional Exhibit - Undertakings

(b)      Reports on Form 8-K:

(i)      None

(c)      Exhibits

         The response to this portion of Item 14 is submitted as a separate section of this report.

(d)      Financial Statement Schedules

         The response to this portion of Item 14 is submitted as a separate section of this report.

----------------------
         With the exception of the aforementioned information incorporated by reference in this Annual Report on Form 10-K, the Company's Annual Report to Stockholders for the year ended March 31, 2000 is not to be deemed "filed" as part of this report.

*Filed herewith

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of June, 2000.

                         MEDICAL ACTION INDUSTRIES INC.

                                  By:      /s/ Paul D. Meringolo

                                           Paul D. Meringolo
                                           Chief Executive Officer and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on June 6, 2000 by the following persons in the capacities indicated:

/s/ Paul D. Meringolo                Chief Executive Officer, President
---------------------------          and Director
Paul D. Meringolo

/s/ Richard G. Satin                 Vice President-Operations, General Counsel,
---------------------------          Corporate Secretary and Director
Richard G. Satin

/s/ Bernard Wengrover                Director
---------------------------
Bernard Wengrover

/s/ Philip F. Corso                  Director
---------------------------
Philip F. Corso

/s/ Thomas A. Nicosia                Director
---------------------------
Thomas A. Nicosia

Report of Independent Certified Public Accountants on Schedule

Stockholders and Board of Directors
Medical Action Industries Inc.

In connection with our audit of the financial statements of Medical Action Industries Inc. referred to in our report dated May 19, 2000, which is included in the Annual Report to Shareholders and incorporated by reference in Part II of this form, we have also audited Schedule II for each of the three years in the period ended March 31, 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

                                                             GRANT THORNTON LLP

Melville, New York
May 19, 2000

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                -----------------


                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED March 31, 2000

                               ------------------



                         MEDICAL ACTION INDUSTRIES INC.
             (Exact name of registrant as specified in its charter)

                                  EXHIBIT INDEX


================================================================================

         Exhibit No.

         23       Consent of Grant Thornton LLP.

         27       Financial Data Schedule

         99       Additional Exhibit - Undertakings