Form 10-Q
period 2000-06-30
MEDICAL ACTION INDUSTRIES INC
filed 2000-08-08
CIK 748270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


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

                                 (631) 231-4600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X               No
                                 ---                 ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,227,022 shares of common stock as of August 11, 2000.

                              Form 10-Q
                              ---------

                              CONTENTS
                              --------

                                                                                                        Page No.
                                                                                                        --------
PART I -    FINANCIAL INFORMATION
            ---------------------

Item 1.     Financial Statements

            Balance Sheets at June 30, 2000 (Unaudited) and March 31, 2000                                 3-4


            Statements of Earnings for the Three Months ended June 30, 2000 and 1999 (Unaudited)             5


            Statements of Cash Flows for the Three Months ended June 30, 2000 and 1999 (Unaudited)           6


            Notes to Financial Statements (Unaudited)                                                      7-9


Item 2.     Management's Discussion and Analysis of Results of Operations and Financial Condition        10-13

Item 3.     Quantitative and Qualitative Disclosures about Market Risk                                      13

PART II -   OTHER INFORMATION                                                                               14
            -----------------

                         MEDICAL ACTION INDUSTRIES INC.
                         ------------------------------
                                 Balance Sheets
                                 --------------
                             (dollars in thousands)
                             ----------------------

                                     ASSETS
                                     ------

                                                  June 30,            March 31,
                                                      2000                2000
                                                      ----                ----
                                               (Unaudited)


CURRENT ASSETS:

Cash                                               $   265             $   602
Accounts receivable, less allowance for
doubtful accounts of $166 at
June 30, 2000 and $157 at March 31, 2000             8,562               7,739

Inventories                                         12,436              13,451
Prepaid expenses                                       382                 239
Deferred income taxes                                  117                 117
Other current assets                                    34                 143
                                                   -------             -------
TOTAL CURRENT ASSETS:                               21,796              22,291

Property, plant and equipment, net                   8,258               8,425
Due from officers                                      383                 383
Intangibles,
less accumulated amortization of $1,224
at June 30, 2000 and $1,111 at
March 31, 2000                                       7,516               7,629

Other assets                                           360                 426
                                                   -------             -------
TOTAL ASSETS:                                      $38,313             $39,154
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

                         MEDICAL ACTION INDUSTRIES INC.
                         ------------------------------
                                 Balance Sheets
                                 --------------
                             (dollars in thousands)
                             ----------------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                                             June 30,       March 31,
                                                                                 2000            2000
                                                                                 ----            ----
                                                                          (Unaudited)
CURRENT LIABILITIES:

Accounts payable                                                              $ 1,842         $ 2,879
Accrued expenses, payroll and payroll taxes                                     1,565           1,342
Accrued income taxes                                                              472            -
Current portion of capital lease obligations                                      168             174
Current portion of long-term debt                                               1,360           1,110
                                                                              -------         -------

TOTAL CURRENT LIABILITIES:                                                      5,407           5,505

Deferred income taxes                                                             568             568

Capital lease obligations, less current portion                                    58              85
Long-term debt, less current portion                                            9,465          11,245
                                                                              -------         -------

TOTAL LIABILITIES:                                                             15,498          17,403

SHAREHOLDERS' EQUITY:

Common stock 15,000,000 shares authorized $.001 par value; issued and outstanding 9,227,022 shares at June 30, 2000 and
9,198,022 shares at March 31, 2000                                                  9               9
Additional paid-in capital, net                                                 9,734           9,673
Retained earnings                                                              13,072          12,069
                                                                              -------         -------

TOTAL SHAREHOLDERS' EQUITY:                                                    22,815          21,751
                                                                              -------         -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY:                                   $38,313         $39,154
                                                                              =======         =======

   The accompanying notes are an integral part of these financial statements.

                         MEDICAL ACTION INDUSTRIES INC.
                         ------------------------------
                             Statements of Earnings
                             -----------------------
                  (dollars in thousands except per share data)

                                                                 Three Months Ended
                                                                       June 30,
                                                                 2000               1999
                                                                 ----               ----
                                                          (Unaudited)        (Unaudited)
Net Sales                                                    $ 18,808           $ 17,913

Cost of Sales                                                  13,619             13,435
                                                             --------           --------
Gross Profit                                                    5,189              4,478

Selling, general and administrative expenses                    3,388              3,130
Interest expense                                                  157                234
                                                             --------           --------

Income before income taxes                                      1,644              1,114
Income tax expense                                                641                434
                                                             --------           --------

Net income                                                   $  1,003           $    680
                                                             ========           ========

Basic and diluted earnings per share                         $    .11           $    .08
                                                             ========           ========

   The accompanying notes are an integral part of these financial statements.

                         MEDICAL ACTION INDUSTRIES INC.
                             Statement of Cash Flows
                             (dollars in thousands)


                                                                 Three Months Ended June 30,
                                                                     2000              1999
                                                                     ----              ----
                                                               (Unaudited)       (Unaudited)
OPERATING ACTIVITIES

Net Income                                                         $ 1,003          $   680
 Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
 Depreciation and amortization                                         343              315
 Provision for doubtful accounts                                         9                7
 Deferred compensation                                                --                 16
 Changes in operating assets and liabilities:
 Accounts receivable                                                  (832)          (2,470)
 Inventories                                                         1,015            1,522
 Prepaid expenses, and other current assets                           (142)             (74)
 Other assets                                                           45                3
 Accounts payable                                                   (1,037)             150
 Income taxes payable                                                  604              399
 Accrued expenses, payroll and payroll taxes                           223              267
                                                                   -------          -------
Net cash provided by operating activities                            1,231              815
                                                                   -------          -------

INVESTING ACTIVITIES
 Purchase price and related acquisition costs                         --                 (8)
 Purchase of property and equipment                                    (42)            (198)
                                                                   -------          -------
Net cash used in investing activities                                  (42)            (206)
                                                                   -------          -------

FINANCING ACTIVITIES
 Proceeds from revolving line of
  credit and long-term borrowings                                    1,205            1,961
 Principal payments on revolving line of credit,
  long-term debt, other note payable
  and capital lease obligations                                     (2,768)          (3,164)
 Proceeds from exercise of employee stock options                       37               39
                                                                   -------          -------
 Net cash used in financing activities                              (1,526)          (1,164)
                                                                   -------          -------
 Decrease in cash                                                     (337)            (555)
 Cash at beginning of year                                             602              672
                                                                   -------          -------
 Cash at end of period                                             $   265          $   117
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


Note 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three (3) month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended March 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for the year ended March 31, 2000.

Note 2. INVENTORIES

Inventories, which are stated at the lower of cost (first-in, first-out) or market, consist of the following:

                                          June 30,            March 31,
                                           2000                 2000
                                          -------             ---------
                                       (Unaudited)
                                           (in thousands of dollars)

      Finished Goods                       $ 5,244              $ 5,344
      Work in Process                           85                 -
      Raw Materials                          7,107                8,107
                                           -------              -------
      Total                                $12,436              $13,451
                                           =======              =======

Note 3. NET INCOME PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share is based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the year. Excluded from the calculation of earnings per share are options and warrants to purchase 5,816 and 106,903 shares for the three months ended June 30, 2000 and June 30, 1999, respectively, as their inclusion would not have been dilutive. The following table sets forth the computation of basic and diluted earnings per share for the three months ended June 30, 2000 and for the three months ended June 30, 1999.

                                                                   Three Months Ended
                                                                         June 30,
                                                                    ------------------
                                                                  2000                1999
                                                           (Unaudited)         (Unaudited)

                                                               Dollars in thousands except
                                                                      per share data
Numerator:
----------
Net income for basic and dilutive earnings
per share                                                     $  1,003             $   680
                                                              ========             =======

Denominator:
------------
Denominator for basic earnings per share -
weighted average shares                                      9,209,478           8,614,558
                                                             ---------           ---------

Effect of dilutive securities:

Employee stock options                                         331,788             359,365
Non-vested restricted stock                                       -                 18,944
Warrants                                                        11,051              19,074
                                                             ---------           ---------

Dilutive potential common shares                               342,839             397,383
                                                             ---------           ---------

Denominator for diluted earnings per share -
adjusted weighted average shares                             9,552,317           9,011,941
                                                             =========           =========

Basic and diluted earnings per share                           $   .11             $   .08
                                                               =======             =======

Note 4. EXERCISE OF EMPLOYEE STOCK OPTIONS

For the three (3) months ended June 30, 2000, 29,000 stock options were exercised by employees of the Company in accordance with the Company's 1989 Non-Qualified Stock Option Plan. The exercise price of the options exercised ranged from $.97 per share to $2.69 per share, the cash proceeds from these exercises was $36,701.

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

Important factors and risks that could cause actual results to differ materially from those referred to in the forward-looking statements include, but are not limited to, the effect of economic and market conditions, the impact of the consolidation throughout the healthcare supply chain, the impact of healthcare reform, opportunities for acquisitions and the Company's ability to effectively integrate acquired companies, the ability of the Company to maintain its gross profit margins, the ability to obtain additional financing to expand the Company's business, the failure of the Company to successfully compete with the Company's competitors that have greater financial resources, the loss of key management personnel or the inability of the Company to attract and retain qualified personnel, the availability and possible increases in raw material prices for operating room towels, the impact of current or pending legislation and regulation, as well as the risks described from time to time in the Company's filings with the Securities and Exchange Commission, which include this report on Form 10-Q and the Company's annual report on Form 10-K for the year ended March 31, 2000.

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

RESULTS OF OPERATIONS
---------------------

Three Months ended June 30, 2000 compared to Three Months ended June 30, 1999
-----------------------------------------------------------------------------

Net sales for the three months ended June 30, 2000 increased 5% to $18,808,000 from $17,913,000 for the three months ended June 30, 1999. The increase in net sales was primarily attributed to a $585,000 or 11% increase in net sales of the operating room towel product line. Management believes that the increase in net sales of the operating room towel product line was primarily due to greater domestic market penetration.

The Company presently obtains a portion of its raw materials for operating room towels from China. These operating room towels are designated as a textile, for which an export visa is required. These export visas could adversely impact the availability and pricing of operating room towels. In the event that these quota restrictions reduce the availability of operating room towels, the Company will accelerate its procurement of operating room towels from China and secure operating room towels from sources outside of China. Management presently anticipates that it will be able to meet the Company's requirements of operating room towels through fiscal 2001.

Gross profit for the three months ended June 30, 2000 increased 16% to $5,189,000 from $4,478,000 for the three months ended June 30, 1999. Gross profit as a percentage of net sales for the three months ended June 30, 2000 increased to 28% of net sales from 25% of net sales for the three months ended June 30, 1999. The increase in gross profit dollars and gross profit percentage was primarily attributable to the increase in net sales, increased manufacturing efficiencies at the Company's manufacturing facility in North Carolina and a decrease in raw material costs.

Selling, general and administrative expenses for the three months ended June 30, 2000 increased 8% to $3,388,000 from $3,130,000 for the three months ended June 30, 1999. As a percentage of net sales, selling, general and administrative expenses increased to 18% for the three months ended June 30, 2000 from 17% for the three months ended June 30, 1999. The increase in selling, general and administrative expense dollars and as a percentage of sales was primarily attributable to increased commissions and distributor fees.

Interest expense for the three months ended June 30, 2000 decreased 33% to $157,000 from $234,000 for the three months ended June 30, 1999. The decrease in interest expense was attributable to a decrease in the average principal loan balances during the quarter ended June 30, 2000, as compared to the quarter ended June 30, 1999. The decrease in principal loan balances outstanding was primarily attributable to net cash provided from operating activities from July 1, 1999 through June 30, 2000.

Net income for the three months ended June 30, 2000 increased to $1,003,000 from $680,000 for the three months ended June 30, 1999. The increase in net income is attributable to the aforementioned increase in net sales and gross profit and decrease in interest expense, which were partially offset by an increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company had working capital of $16,389,000 with a current ratio of 4.0 at June 30, 2000 as compared to working capital of $16,786,000 with a current ratio of 4.0 at March 31, 2000. Total borrowings outstanding, including Industrial Revenue Bonds of $4,870,000, were $10,825,000 with a debt to equity ratio of .47 at June 30, 2000 as compared to $12,355,000 with a debt to equity ratio of .57 at March 31, 2000. The decrease in total borrowings outstanding at June 30, 2000 was primarily attributable to the reduction of the cash balance and net cash provided by operating activities.

The Company has financed its operations primarily through cash flow from operations and borrowings from its existing credit facilities. At June 30, 2000, the Company had a cash balance of $265,000 compared to $602,000 at March 31, 2000.

The Company's operating activities provided cash of $1,231,000 for the three (3) months ended June 30, 2000 as compared to $815,000 provided for the three (3) months ended June 30, 1999. Net cash provided for the three (3) months ended June 30, 2000 consisted primarily of net income from operations, decreases in inventories, depreciation and amortization and increases in accrued expenses and income taxes payable. These sources of cash more than offset the increase in accounts receivable associated with increased sales.

Investing activities used net cash of $42,000 and $206,000 for the three (3) months ended June 30, 2000 and June 30, 1999, respectively. The principal uses for the three months (3) ended June 30, 2000 were purchases of property and equipment.

Financing activities used cash of $1,526,000 for the three (3) months ended June 30, 2000 compared to $1,164,000 used for the three (3) months ended June 30, 1999. The cash used in financing activities along with the decrease in the cash balance was used to pay down the Company's debt in connection with its credit facilities.

At June 30, 2000, the Company had the following material commitments for capital expenditures. On February 28, 2000, the Company entered into a contract to purchase approximately 1.4 acres of land located in Hauppauge, New York and an existing 12,000 square foot building located thereon (the "Hauppauge Facility"). The purchase price for the Hauppauge Facility is $1,054,400, which upon the signing of the contract, the Company paid $50,000 as a down payment. The balance was paid at Closing, which occurred on July 6, 2000. The Company has also entered into an agreement for building improvements and office construction on the Hauppauge Facility for approximately $261,000. A deposit of $81,550 was made for this agreement in February 2000. The

Hauppauge Facility will replace the current leased facility in Hauppauge, New York as the Company's corporate headquarters. The deposit and subsequent purchase made for the Hauppauge Facility was financed from funds from its existing credit facility.

The Company believes that the anticipated future cash flow from operations, coupled with its cash on hand and available funds under its revolving credit agreements, will be sufficient to meet working capital requirements.

Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the prime rate of interest plus a spread of up to 1/4%, libor rate plus a spread of up to 2 1/2%, or at 1 1/4% over the prevailing bankers acceptance rate. The spread over prime and libor rates is determined based upon the Company's performance with regard to agreed upon financial ratios. The Company decides at its sole discretion as to whether borrowings will be at prime, libor or bankers acceptance rates. At June 30, 2000, $5,955,000 was outstanding under the credit facility. Changes in the prime rate, libor rates or bankers acceptance rates during fiscal 2000 will have a positive or negative effect on the Company's interest expense. Each 1% fluctuation in the interest rate will increase or decrease interest expense for the Company by approximately $60,000 on an annualized basis.

In addition, the Company is exposed to interest rate change market risk with respect to the proceeds received from the issuance and sale by the Buncombe County Industrial and Pollution Control Financing Authority Industrial Development Revenue Bonds. At June 30, 2000, $4,870,000 was outstanding for these Bonds. The Bonds bear interest at a variable rate determined weekly. During the quarter ended June 30, 2000, the interest rate on the Bonds approximated 4.7%. Each 1% fluctuation in interest rates will increase or decrease interest expense on the Bonds by approximately $49,000 on an annualized basis.

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

Item 2.   Changes in Securities

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4    Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   (a)  Exhibits and Reports on Form 8-K

               None

          (b)  Reports on Form 8-K

               (i) Current Report on Form 8-K dated June 5, 2000 relating to
                   Item 5-Other Events and Item 7-Financial Statements, Pro Forma Financial Information and Exhibits

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      MEDICAL ACTION INDUSTRIES INC.


Dated:  August 10, 2000               By:  /s/ Richard G. Satin
        ---------------                    --------------------
                                           Richard G. Satin, Vice President
                                           (Principal Accounting Officer)