Form 10-Q
period 2000-09-30
MEDICAL ACTION INDUSTRIES INC
filed 2000-11-03
CIK 748270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


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

                   800 Prime Place, Hauppauge, New York 11788
                    (Address of Principal Executive Offices)

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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,243,022 shares of common stock as of October 30, 2000.

                                    FORM 10-Q

                                    CONTENTS

                                                                                                          PAGE NO.:
                                                                                                          ---------
PART 1 -             FINANCIAL INFORMATION

Item 1.              Financial Statements

                     Balance Sheets at September 30, 2000 (Unaudited) and March 31, 2000                     3-4

                     Statements of Earnings for the Three and Six Months Ended September 30, 2000 and
                     September 30, 1999 (Unaudited)                                                          5-6

                     Statements of Cash Flows for the Six Months Ended September 30, 2000 and
                     September 30, 1999 (Unaudited)                                                           7

                     Notes to Financial Statements (Unaudited)                                               8-9

Item 2.              Management's Discussion and Analysis of Results of Operations and Financial
                     Condition                                                                              10-13

Item 3.              Quantitative and Qualitative Disclosure about Market Risk                               13

PART II -            OTHER INFORMATION                                                                       14


                         MEDICAL ACTION INDUSTRIES INC.
                                 Balance Sheets
                             (dollars in thousands)

                                     ASSETS

                                                                                     September 30,          March 31,
                                                                                              2000               2000
                                                                                     -------------          ---------
                                                                                      (unaudited)
CURRENT ASSETS:

Cash                                                                                         $ 136              $ 602
Accounts receivable less allowance for doubtful accounts of $175 at September
30, 2000 and $157 at March 31, 2000                                                          8,470              7,739

Inventories                                                                                 12,943             13,451
Prepaid expenses                                                                               397                239
Deferred income taxes                                                                          117                117
Other current assets                                                                            37                143
                                                                                           -------            -------

TOTAL CURRENT ASSETS:                                                                       22,100             22,291

Property, plant and equipment, net                                                           9,607              8,425
Due from officers                                                                              383                383
Intangibles, less accumulated amortization of $1,338 at September 30, 2000
and $1,111 at March 31, 2000                                                                 7,402              7,629

Other assets                                                                                   330                426
                                                                                           -------            -------

TOTAL ASSETS:                                                                              $39,822            $39,154
                                                                                           =======            =======




   The accompanying notes are an integral part of these financial statements.

                         MEDICAL ACTION INDUSTRIES INC.
                                 Balance Sheets
                             (dollars in thousands)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                     September 30,          March 31,
                                                                                              2000               2000
                                                                                     -------------          ---------
                                                                                      (unaudited)
CURRENT LIABILITIES:

Accounts payable                                                                           $ 1,812            $ 2,879
Accrued expenses, payroll and payroll taxes                                                  1,910              1,342
Accrued income taxes                                                                           172                 --
Current portion of capital lease obligations                                                   160                174
Current portion on long-term debt                                                            1,360              1,110
                                                                                           -------            -------

TOTAL CURRENT LIABILITIES:                                                                   5,414              5,505

Deferred income taxes                                                                          568                568

Capital lease obligations, less current portion                                                 32                 85
Long-term debt, less current portion                                                         9,875             11,245
                                                                                           -------            -------

TOTAL LIABILITIES:                                                                          15,889             17,403

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

Common stock 15,000,000 shares authorized, $.001 par value; issued and outstanding 9,243,022 shares at September 30, 2000 and 9,198,022 shares at
March 31, 2000                                                                                   9                  9
Additional paid-in capital, net                                                              9,801              9,673
Retained earnings                                                                           14,123             12,069
                                                                                            ------             ------

TOTAL SHAREHOLDERS' EQUITY:                                                                 23,933             21,751
                                                                                            ------             ------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY:                                                  $39,822            $39,154
                                                                                           =======            =======



   The accompanying notes are an integral part of these financial statements.

                         MEDICAL ACTION INDUSTRIES INC.
                              Statement of Earnings
                  (dollars in thousands except per share data)
                                   (Unaudited)

                                                           Three Months Ended
                                                              September 30,
                                                          2000                1999
                                                       -------             -------
Net sales                                              $19,083             $18,124

Cost of sales                                           13,577              13,455
                                                       -------             -------

Gross profit                                             5,506               4,669

Selling, general and administrative expenses             3,542               3,142
Interest expense                                           161                 215
                                                       -------             -------

Income before income taxes                               1,803               1,312
Income tax expense                                         752                 511
                                                       -------             -------

Net income                                              $1,051               $ 801
                                                        ======               =====

Net income per share basic and diluted                   $ .11               $ .09
                                                         =====               =====



   The accompanying notes are an integral part of these financial statements.

                         MEDICAL ACTION INDUSTRIES INC.
                              Statement of Earnings
                  (dollars in thousands except per share data)
                                   (Unaudited)

                                                                  Six Months Ended
                                                                    September 30,
                                                               2000                1999
                                                            -------             -------
Net sales                                                   $37,891             $36,037

Cost of sales                                                27,196              26,890
                                                            -------             -------

Gross profit                                                 10,695               9,147

Selling, general and administrative expenses                  6,930               6,272
Interest expense                                                318                 449
                                                            -------             -------

Income before income taxes                                    3,447               2,426
Income tax expense                                            1,393                 945
                                                            -------             -------

Net income                                                  $ 2,054             $ 1,481
                                                            =======             =======

Net income per share basic                                    $ .22              $  .17
                                                              =====              ======

Net income per share diluted                                  $ .21              $  .16
                                                              =====              ======




   The accompanying notes are an integral part of these financial statements.

                         MEDICAL ACTION INDUSTRIES INC.
                             Statement of Cash Flows
                             (dollars in thousands)
                                   (Unaudited)

                                                                         Six Months Ended
                                                                           September 30,
                                                                         2000       1999
                                                                         ----       ----
OPERATING ACTIVITIES
 Net Income                                                            $ 2,054    $ 1,481
Adjustments to reconcile net income to net cash provided by
 operating activities:
 Depreciation and amortization                                             689        630
 Provision for doubtful accounts                                            18         15
 Deferred compensation                                                      18         35
Changes in operating assets and liabilities:
 Accounts receivable                                                      (748)    (2,344)
 Inventories                                                               508      1,500
 Prepaid expense and other current assets                                 (160)      (107)
 Other assets                                                               53         11
 Accounts payable                                                       (1,067)       354
 Income taxes payable                                                      304        179
 Accrued expenses, payroll and payroll taxes                               567        715
                                                                       -------    -------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                2,236      2,469

INVESTING ACTIVITIES
 Purchase price and related acquisition costs                             --           64
 Purchase of property, plant and equipment                              (1,601)      (298)
                                                                       -------    -------
NET CASH USED IN INVESTING ACTIVITIES                                   (1,601)      (234)

FINANCING ACTIVITIES
 Proceeds from revolving line of credit and long term borrowings         1,955      6,464
 Principal payments on revolving line of credit, long term debt, and
  capital lease obligations                                             (3,141)    (9,217)
 Proceeds from exercise of employee stock options                           85        111
                                                                       -------    -------

NET CASH USED IN FINANCING ACTIVITIES                                   (1,101)    (2,642)
                                                                       -------    -------

DECREASE IN CASH                                                          (466)      (407)
 Cash at beginning of year                                                 602        672
                                                                       -------    -------
 Cash at end of period                                                 $   136    $   265
                                                                       =======    =======



    The accompanying notes are an integral part of these financial statements

                  MEDICAL ACTION INDUSTRIES INC.AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustment (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six (6) month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended March 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for the year ended March 31, 2000.

Note 2. INVENTORIES

Inventories, which are stated at the lower of cost (first-in, first-out) or market, consist of the following:

                                     September 30,          March 31,
                                              2000               2000
                                     -------------          ---------
                                          (in thousands of dollars)
Finished Goods                              $6,024             $5,344
Work in Process                                 95                 --
Raw Materials                                6,824              8,107
                                          --------           --------

Total                                     $ 12,943           $ 13,451
                                          ========           ========

Note 3. NET INCOME PER SHARE

Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the year. Excluded from the calculation of earnings per share are options and warrants to purchase 80,000 and 455,500 shares for the three months ended September 30, 2000 and September 30, 1999, respectively, as their inclusion would not have been dilutive. The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended September 30, 2000 and for September 30, 1999, respectively.

                  MEDICAL ACTION INDUSTRIES INC.AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
Note 3. (continued)

                                                  Three Months Ended                 Six Months Ended
                                                      September 30,                      September 30,
                                                 2000              1999              2000            1999
                                                 ----              ----              ----            ----
                                                               (dollars in thousands except
                                                                       per share data)
Numerator:

Net income for basic and
 dilutive earnings per share                      $1,051             $801           $ 2,054         $1,481
                                                  ======             ====           =======         ======

Denominator:

Denominator for basic earnings
 per share - weighted average shares           9,232,511        9,102,137         9,220,995      8,860,847
                                               ---------        ---------         ---------      ---------

Effect of dilutive securities

Employee stock options                           370,668          224,439           351,228        291,902
Non-vested restricted stock                           --            1,166                --          7,556
Warrants                                          17,809           14,722            14,430         16,898
                                                  ------           ------            ------         ------

Dilutive potential common shares                 388,477          240,327           365,658        316,356
                                                 -------          -------           -------        -------

Denominator for diluted earnings per
 share - adjusted weighted average
 shares                                        9,620,988        9,342,464         9,586,653      9,177,203
                                               =========        =========         =========      =========

Basic earnings per share                            $.11             $.09              $.22           $.17
                                                    ====             ====              ====           ====

Diluted earnings per share                          $.11             $.09              $.21            $16
                                                    ====             ====              ====            ===


Note 4. EXERCISE OF EMPLOYEE STOCK OPTIONS

For the three and six months ended September 30, 2000, 16,000 and 45,000 stock options, respectively, were exercised by employees of the Company in accordance with the Company's 1989 Non-Qualified Stock Option Plan. The exercise price of the options exercised ranged from $2.63 per share to $3.38 per share, for the three months ended September 30, 2000 and from $.97 per share to $3.38 per share, for the six months ended September 30, 2000. The cash proceeds for the three months and six months ended September 30, 2000 from these exercises was $48,925 and $85,655, respectively.

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

RESULTS OF OPERATIONS

Six months ended September 30, 2000 compared to six months ended September 30, 1999

Net sales for the six months ended September 30, 2000 increased 5% to $37,891,000 from $36,037,000 for the six months ended September 30, 1999. The increase in net sales was primarily attributable to a $833,000, or 16% increase in net sales of the Acme product line; a $499,000, or 5% increase in net sales of the operating room towel product line; and a $328,000, or 33% increase in net sales of the Dayhill product line. Management believes that the increase in net sales of the Acme product line, operating room towel product line and the Dayhill product line was primarily due to greater domestic market penetration.

The Company presently obtains a portion of its raw material for operating room towels from China. These operating room towels are designated as a textile, for which an export visa is required. The export visas could adversely impact the availability and pricing of operating room towels. In the event that these quota restrictions reduce the availability of operating room towels, the Company will accelerate its procurement of operating room towels from China and secure operating room towels from sources outside of China. Management presently anticipates that it will be able to meet the Company's requirements of operating room towels through fiscal 2001 without an adverse effect on pricing.

Gross profit for the six months ended September 30, 2000 increased 17% to $10,695,000 from $9,147,000 for the six months ended September 30, 1999. Gross profits as a percentage of net sales for the six months ended September 30, 2000 increased to 28% of net sales from 25% of net sales for the six months ended September 30, 1999. The increase in gross profit dollars and gross profit percentage was primarily attributable to the increase in net sales and increased manufacturing efficiencies at the Company's manufacturing facility in North Carolina and a decrease in raw material costs.

Selling, general and administrative expenses for the six months ended September 30, 2000 increased 10% to $6,930,000 from $6,272,000 for the six months ended September 30, 1999. As a percentage of net sales, selling, general and administrative expenses increased to 18% for the six months ended September 30, 2000, an increase from 17% of net sales for the six months ended September 30, 1999. The increase in selling, general and administrative expense dollars and as a percentage of sales was primarily attributable to increased buying group commissions, salesman commissions and distributor fees.

Interest expense for the six months ended September 30, 2000 decreased 29% to $318,000 from $449,000 for the six months ended September 30, 1999. The decrease in interest expense was attributable to a decrease in the average principal loan balances during the six months ended September 30, 2000 as compared to the six months ended September 30, 1999. The decrease in principal loan balances outstanding was primarily attributable to net cash provided from operating activities from October 1, 1999 through September 30, 2000. Net income for the six months ended September 30, 2000 increased to $2,054,000 from $1,481,000 for the six months ended September 30, 1999. The increase in net income is attributable to the aforementioned increase in net sales, gross profits, and a decrease in interest expense, which were partially offset by an increase in selling, general and administrative expenses.

Three Months ended September 30, 2000 compared to Three Months ended September 30, 1999

Net sales for the three months ended September 30, 2000 increased 5% to $19,083,000 from $18,124,000 for the three months ended September 30, 1999. The increase in net sales was primarily attributed to a $356,000 or 13% increase in net sales of the Acme product line; a $198,000 or 37% increase in the Dayhill product line; a $143,000 or 3% increase in net sales of the laparotomy sponge product line; and a $168,000 or 19% increase in net sales of the gauze sponge product line. Management believes that the increase in net sales of the Acme product line, Dayhill product line, laparotomy sponge product line and the gauze sponge product line was primarily due to greater domestic market penetration.

Gross profit for the three months ended September 30, 2000 increased 18% to $5,506,000 from $4,669,000 for the three months ended September 30, 1999. Gross profit as a percentage of net sales for the three months ended September 30, 2000 increased to 29% of net sales from 26% of net sales for the three months ended September 30, 1999. The increase in gross profit dollars and gross profit percentage was primarily attributable to the increase in net sales, increased manufacturing efficiencies at the Company's manufacturing facility in North Carolina and a decrease in raw material costs.

Selling, general and administrative expenses for the three months ended September 30, 2000 increased 13% to $3,542,000 from $3,142,000 for the three months ended September 30, 1999. As a percentage of net sales, selling, general and administrative expenses increased to 19% for the three months ended September 30, 2000 from 17% for the three months ended September 30, 1999. The increase in selling, general and administrative expense dollars and as a percentage of sales was primarily attributable to increased commissions and distributor fees.

Interest expense for the three months ended September 30, 2000 decreased 25% to $161,000 from $215,000 for the three months ended September 30, 1999. The decrease in interest expense was attributable to a decrease in the average principal loan balances during the quarter ended September 30, 2000, as compared to the quarter ended September 30, 1999. The decrease in principal loan balances outstanding was primarily attributable to net cash provided from operating activities from October 1, 1999 through September 30, 2000.

Net income for the three months ended September 30, 2000 increased to $1,051,000 from $801,000 for the three months ended September 30, 1999. The increase in net income is attributable to the aforementioned increase in net sales and gross profit and decrease in interest expense, which were partially offset by an increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $16,686,000 with a current ratio of 4.1 at September 30, 2000 as compared to working capital of $16,786,000 with a current ratio of 4.0 at March 31, 2000. Total borrowings outstanding, including Industrial Revenue Bonds of $4,780,000, were $11,235,000 with a debt to equity ratio of .47 at September 30, 2000 as compared to $12,355,000 with a debt to equity ratio of .57 at March 31, 2000. The decrease in total borrowings outstanding at September 30, 2000 was primarily attributable to the reduction of the cash balance and net cash provided by operating activities.

The Company has financed its operations primarily through cash flow from operations and borrowings from its existing credit facilities. At September 30, 2000, the Company had a cash balance of $136,000 compared to $602,000 at March 31, 2000.

The Company's operating activities provided cash of $2,236,000 for the six months ended September 30, 2000 as compared to $2,469,000 provided for the six months ended September 30, 1999. Net cash provided for the six months ended September 30, 2000 consisted primarily of net income from operations, decreases in inventories, depreciation and amortization and increases in accrued expenses and income taxes payable. These sources of cash more than offset the increase in accounts receivable associated with increased sales.

Investing activities used net cash of $1,601,000 and $234,000 for the six months ended September 30, 2000 and September 30, 1999, respectively. The principal uses for the six months ended September 30, 2000 were purchases of a building, property, equipment, furniture and fixtures.

Financing activities used cash of $1,101,000 for the six months ended September 30, 2000 compared to $2,642,000 used for the six months ended September 30, 1999. The cash used in financing activities along with the decrease in the cash balance was used to pay down the Company's debt in connection with its credit facilities.

At September 30, 2000, the Company did not have any material commitments for capital expenditures.

The Company believes that the anticipated future cash flow from operations, coupled with its cash on hand and available funds under its revolving credit agreements, will be sufficient to meet working capital requirements.

Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the prime rate of interest plus a spread of up to 1/4%, libor rate plus a spread of up to 2 1/2%, or at 1 1/4% over the prevailing bankers acceptance rate. The spread over prime and libor rates is determined based upon the Company's performance with regard to agreed upon financial ratios. The Company decides at its sole discretion as to whether borrowings will be at prime, libor or bankers acceptance rates. At September 30, 2000, $6,455,000 was outstanding under the credit facility. Changes in the prime rate, libor rates or bankers acceptance rates during fiscal 2000 will have a positive or negative effect on the Company's interest expense. Each 1% fluctuation in the interest rate will increase or decrease interest expense for the Company by approximately $65,000 on an annualized basis.

In addition, the Company is exposed to interest rate change market risk with respect to the proceeds received from the issuance and sale by the Buncombe County Industrial and Pollution Control Financing Authority Industrial Development Revenue Bonds. At September 30, 2000, $4,780,000 was outstanding for these Bonds. The Bonds bear interest at a variable rate determined weekly. During the quarter ended September 30, 2000, the interest rate on the Bonds approximated 5.6%. Each 1% fluctuation in interest rates will increase or decrease interest expense on the Bonds by approximately $48,000 on an annualized basis.

A significant portion of the Company's raw materials is purchased from China and to a lesser extent from India. All such purchases are transacted in U.S. dollars. The Company's financial results, therefore, could be impacted by factors such as changes in foreign currency, exchange rates or weak economic conditions in foreign countries in the procurement of such raw materials. To date, sales of the Company's products outside the United States have not been significant.

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

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4    Submission of Matters to a Vote of Security Holders

          A. The Registrant held its Annual Meeting of Stockholders on August 15, 2000.

          B. Two Directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2003. The names of the Directors and votes cast in favor of their election and shares withheld are as follows:

               Name                            Votes for        Votes Withheld
               ----                            ---------        --------------
               Dr. Thomas A. Nicosia           7,436,523        347,825
               Richard G. Satin                7,436,523        347,825

          The stockholders also approved a proposal to ratify the appointment of Grant Thornton LLP as independent certified public accountants of the Company for the fiscal year ended March 31, 2001; 7,440,531 shares voted in favor of the proposal, 337,255 shares voted against and 6,562 shares abstained from voting .

Item 5.   Other Information

          None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           MEDICAL ACTION INDUSTRIES INC.


Dated:  November 3, 2000              By:  /s/ Richard G. Satin
        ----------------                   --------------------
                                           Richard G. Satin, Vice President
                                           (Principal Accounting Officer)