Form 10-Q
period 2000-12-31
MEDICAL ACTION INDUSTRIES INC
filed 2001-02-07
CIK 748270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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


                                 (631) 231-4600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

           Yes [X]                                No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,192,622 shares of common stock as of January 31, 2001.

                                    FORM 10-Q
                                    ---------

                                    CONTENTS
                                    --------

                                                                          Page
                                                                          ----
                                                                           No.
                                                                           ---

PART I -   FINANCIAL INFORMATION
           ---------------------

Item 1.    Condensed Financial Statements

           Balance Sheets at December 31, 2000 (Unaudited) and
           March 31, 2000                                                  3-4

           Statements of Earnings for the Three and Nine Months
           ended December 31, 2000 and December 31, 1999 (Unaudited)       5-6

           Statements of Cash Flows for the Nine Months ended
           December 31, 2000 and December 31, 1999 (Unaudited)             7

           Notes to Financial Statements (Unaudited)                       8-9

Item 2.    Management's Discussion and Analysis of Results of
           Operations and Financial Condition                              10-13

Item 3.    Quantitative and Qualitative Disclosures about Market Risk      13-14

PART II -  OTHER INFORMATION                                               15
           -----------------

                         MEDICAL ACTION INDUSTRIES INC.
                         ------------------------------
                                 Balance Sheets
                                 --------------
                             (dollars in thousands)
                                   (Unaudited)

                                     ASSETS
                                     ------

                                                                                     December 31,           March 31,
                                                                                             2000                2000
                                                                                     ------------           ---------
CURRENT ASSETS:
Cash                                                                                      $   305             $   602
Accounts receivable less allowance for doubtful accounts of $184 at
December 31, 2000 and $157 at March 31, 2000                                                9,260               7,739

Inventories                                                                                13,875              13,451
Prepaid expenses                                                                              381                 239
Deferred income taxes                                                                         117                 117
Other current assets                                                                           76                 143
                                                                                          -------             -------

TOTAL CURRENT ASSETS:                                                                      24,014              22,291

Property, plant and equipment, net                                                          9,658               8,425
Due from officers                                                                             383                 383
Intangibles, less accumulated amortization of $1,451 at
December 31, 2000 and $1,111 at March 31, 2000                                              7,289               7,629
Other assets                                                                                  319                 426
                                                                                          -------             -------

TOTAL ASSETS:                                                                             $41,663             $39,154
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

                         MEDICAL ACTION INDUSTRIES INC.
                         ------------------------------
                                 Balance Sheets
                                 --------------
                             (dollars in thousands)
                                   (Unaudited)



                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                                                       December 31,         March 31,
                                                                                               2000              2000
                                                                                       ------------         ---------
CURRENT LIABILITIES:

Accounts payable                                                                            $ 1,869           $ 2,879
Accrued expenses, payroll and taxes                                                           2,005             1,342
Accrued income taxes                                                                            169                --
Current portion of capital lease obligations                                                    153               174
Current portion of long-term debt                                                             1,360             1,110
                                                                                            -------           -------

TOTAL CURRENT LIABILITIES:                                                                    5,556             5,505

Deferred income taxes                                                                           568               568

Capital lease obligations, less current portion                                                   6                85
Long-term debt, less current portion                                                         10,605            11,245
                                                                                            -------           -------

TOTAL LIABILITIES:                                                                           16,735            17,403

COMMITMENTS

SHAREHOLDERS' EQUITY:

Common stock 15,000,000 shares authorized, $.001 par value;
issued and outstanding 9,207,422 shares at December 31, 2000
and 9,198,022 shares at March 31, 2000                                                            9                 9
Additional paid in capital, net                                                               9,695             9,673
Retained earnings                                                                            15,224            12,069
                                                                                            -------           -------

TOTAL SHAREHOLDERS' EQUITY:                                                                  24,928            21,751
                                                                                            -------           -------

TOTAL LIABILTIES AND SHAREHOLDERS' EQUITY:                                                  $41,663           $39,154
                                                                                            =======           =======

              The accompanying notes are an integral part of these
                             financial statements.

                         MEDICAL ACTION INDUSTRIES INC.
                         ------------------------------
                             Statements of Earnings
                             ----------------------
              (dollars in thousands except earnings per share data)
                                   (Unaudited)

                                                       Three Months Ended
                                                            December 31,
                                                        2000            1999
                                                     -------         -------
Net sales                                            $18,534         $18,206

Cost of sales                                         12,910          13,458
                                                     -------         -------

Gross profit                                           5,624           4,748

Selling, general and administrative expenses           3,659           3,101
Interest expense                                         162             214
Interest income                                           42              --
                                                     -------         -------

Income before income taxes                             1,845           1,433
Income tax expense                                       744             558
                                                     -------         -------

Net income                                           $ 1,101         $   875
                                                     =======         =======

Net income per share basic                           $   .12         $   .10
                                                     =======         =======

Net income per share diluted                         $   .12         $   .09
                                                     =======         =======



              The accompanying notes are an integral part of these
                            financial statements.

                         MEDICAL ACTION INDUSTRIES INC.
                         ------------------------------
                             Statements of Earnings
                             ----------------------
                  (dollars in thousands except per share data)
                                   (Unaudited)

                                                          Nine Months Ended
                                                            December 31,
                                                       2000              1999
                                                    -------           -------
Net sales                                           $56,425           $54,243

Cost of sales                                        40,106            40,348
                                                    -------           -------

Gross profit                                         16,319            13,895

Selling, general and administrative expenses         10,589             9,373
Interest expense                                        480               663
Interest income                                          42                --
                                                    -------           -------

Income before income taxes                            5,292             3,859
Income tax expense                                    2,137             1,503
                                                    -------           -------

Net income                                          $ 3,155           $ 2,356
                                                    =======           =======

Net income per share basic                          $   .34           $   .26
                                                    =======           =======

Net income per share diluted                        $   .33           $   .25
                                                    =======           =======



              The accompanying notes are an integral part of these
                             financial statements.

                         MEDICAL ACTION INDUSTRIES INC.
                         ------------------------------
                            Statements of Cash Flows
                            ------------------------
                             (dollars in thousands)
                                   (Unaudited)

                                                                           Nine Months Ended
                                                                             December 31,
                                                                          2000        1999
                                                                        --------    --------
OPERATING ACTIVITIES

 Net income                                                             $  3,155    $  2,356
Adjustments to reconcile net income to net cash provided by operating activities:

 Depreciation and amortization                                             1,048         971
 Provision for doubtful accounts                                              27          21

 Deferred compensation                                                        36          55
 Loss on sale of property and equipment                                        2        --
Changes in operating assets and liabilities:
 Accounts receivable                                                      (1,548)     (2,253)
 Inventories                                                                (424)      2,023
 Prepaid expenses and other current assets                                  (183)        (25)
 Other assets                                                                 43          20

 Accounts payable                                                         (1,010)        (51)
 Income taxes payable                                                        314         225
 Accrued expenses, payroll and payroll taxes                                 663         564
                                                                        --------    --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                  2,123       3,906
                                                                        --------    --------

INVESTING ACTIVITIES

 Purchase price and related acquisition cost adjustments                    --            54
 Purchase of property, plant and equipment                                (1,878)       (484)
 Loan to officers                                                           --           (98)
                                                                        --------    --------

NET CASH USED IN INVESTING ACTIVITIES                                     (1,878)       (528)
                                                                        --------    --------

FINANCING ACTIVITIES

 Proceeds from revolving line of credit and long-term borrowings           3,980       6,864
 Principal payments on revolving line of credit, long-term debt and
  capital lease obligations                                               (4,470)    (10,144)
 Proceeds from exercise of employee stock options                            101         111
 Repurchases of company common stock                                        (153)       --
                                                                        --------    --------

NET CASH USED IN FINANCING ACTIVITIES                                       (542)     (3,169)
                                                                        --------    --------
(DECREASE) INCREASE IN CASH                                                 (297)        209
 Cash at beginning of year                                                   602         672
                                                                        --------    --------
 Cash at end of period                                                  $    305    $    881
                                                                        ========    ========


              The accompanying notes are an integral part of these
                             financial statements.

                  MEDICAL ACTION INDUSTRIES INC.AND SUBSIDIARY
                  --------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Unaudited)

Note 1.             BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustment (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended March 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for the year ended March 31, 2000.

Note 2.             INVENTORIES

Inventories, which are stated at the lower of cost (first-in, first-out) or market, consist of the following:

                           December 31,    March 31,
                                  2000         2000
                           ------------    ---------
                              (in thousands of dollars)
Finished Goods                  $ 6,085      $ 5,344
Work in Process                      33         --
Raw Materials                     7,757        8,107
                                -------      -------
Total                           $13,875      $13,451
                                =======      =======

Note 3.             NET INCOME PER SHARE

Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options or warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. Excluded from the calculation of earnings per share are options and warrants to purchase 147,500 and 343,500 shares for the three and nine months ended December 31, 2000 and December 31, 1999, respectively, as their inclusion would not have been dilutive. The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended December 31, 2000 and for December 31, 1999, respectively.

                  MEDICAL ACTION INDUSTRIES INC.AND SUBSIDIARY
                  --------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Unaudited)

Note 3. (continued)

                                                               Three Months Ended                 Nine Months Ended
                                                                  December 31,                      December 31,
                                                             2000             1999              2000          1999
                                                          ---------        ---------         ---------      ---------
                                                                     (dollars in thousands except
                                                                            per share data)
Numerator:
----------

Net income for basic and
 dilutive earnings per share                              $   1,101        $     875         $   3,155      $   2,356
                                                          =========        =========         =========      =========

Denominator:
------------

Denominator for basic earnings
 per share - weighted average shares                      9,239,015        9,136,522         9,227,001      8,952,739
                                                          ---------        ---------         ---------      ---------

Effect of dilutive securities

Employee stock options                                      264,312          244,396           322,240        276,067
Non-vested restricted stock                                      --               --                --          5,037
Warrants                                                      8,939            6,586            12,616         13,460
                                                          ---------        ---------         ---------      ---------

Dilutive potential common shares                            273,251          250,982           334,856        294,564
                                                          ---------        ---------         ---------      ---------

Denominator for diluted earnings per
 share - adjusted weighted average
 shares                                                   9,512,266        9,387,504         9,561,857      9,247,303
                                                          =========        =========         =========      =========

Basic earnings per share                                  $     .11        $     .10         $     .34      $     .26
                                                          =========        =========         =========      =========

Diluted earnings per share                                $     .11        $     .09         $     .33      $     .25
                                                          =========        =========         =========      =========

Note 4.             STOCKHOLDERS' EQUITY

For the three and nine months ended December 31, 2000, 10,000 and 55,000 stock options, respectively, were exercised by employees of the Company in accordance with the Company's 1989 Non-Qualified Stock Option Plan. The exercise price of the options exercised was $1.50 per share, for the three months ended December 31, 2000 and from $.97 per share to $3.38 per share for the nine months ended December 31, 2000. The cash proceeds for the three and nine months ended December 31, 2000 from these exercises was $15,000 and $100,655, respectively.

For the three and nine months ended December 31, 2000, the Company repurchased and retired 45,600 shares of the Company's common stock at an average price of $3.35 per share.

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

RESULTS OF OPERATIONS
---------------------
Nine months ended December 31, 2000 compared to Nine Months ended
-----------------------------------------------------------------
December 31, 1999
-----------------

Net sales for the nine months ended December 31, 2000 increased 4% to $56,425,000 from $54,243,000 for the nine months ended December 31, 1999. The increase in net sales was primarily attributable to a $1,336,000, or 14% increase in net sales of the Acme product line; a $506,000, or 3% increase in net sales of the operating room towel product line; and a $485,000, or 30% increase in net sales of the Dayhill product line. Management believes that the increase in net sales of the Acme product line, operating room towel product line and the Dayhill product line was primarily due to greater domestic market penetration.

The Company presently obtains a portion of its raw material for operating room towels from China. These operating room towels are designated as a textile, for which an export visa is required. The export visas could adversely impact the availability and pricing of operating room towels. In the event that these quota restrictions reduce the availability of operating room towels, the Company will accelerate its procurement of operating room towels from China and secure operating room towels from sources outside of China. Management presently anticipates that it will be able to meet the Company's requirements of operating room towels through fiscal 2002 without an adverse effect on pricing.

Gross profit for the nine months ended December 31, 2000 increased 17% to $16,319,000 from $13,895,000 for the nine months ended December 31, 1999. Gross profits as a percentage of net sales for the nine months ended December 31, 2000 increased to 29% of net sales from 26% of net sales for the nine months ended December 31, 1999. The increase in gross profit dollars and gross profit percentage was primarily attributable to the increase in net sales, increased manufacturing efficiencies at the Company's manufacturing facility in North Carolina and a decrease in raw material costs.

Selling, general and administrative expenses for the nine months ended December 31, 2000 increased 13% to $10,589,000 from $9,373,000 for the nine months ended December 31, 1999. As a percentage of net sales, selling, general and administrative expenses increased to 19% for the nine months ended December 31, 2000, an increase from 17% of net sales for the nine months ended December 31, 1999. The increase in selling, general and administrative expense dollars and as a percentage of sales was primarily attributable to increased buying group commissions, salesman commissions and distributor fees.

Interest expense for the nine months ended December 31, 2000 decreased 28% to $480,000 from $663,000 for the nine months ended December 31, 1999. The decrease in interest expense was attributable to a decrease in the average principal loan balances during the nine months ended December 31, 2000 as compared to the nine months ended December 31, 1999. The decrease in principal loan balances outstanding was primarily attributable to net cash provided from operating activities from January 1, 2000 through December 31, 2000. Net income for the nine months ended December 31, 2000 increased to $3,155,000 from $2,356,000 for the nine months ended December 31, 1999. The increase in net income is attributable to the aforementioned increase in net sales, gross profits, and a decrease in interest expense, which were partially offset by an increase in selling, general and administrative expenses.

Three Months ended December 31, 2000 compared to Three Months
-------------------------------------------------------------
ended December 31, 1999
-----------------------

Net sales for the three months ended December 31, 2000 increased 2% to $18,534,000 from $18,206,000 for the three months ended December 31, 1999. In general, the Company believes that net sales for the three months ended December 31, 1999 were positively impacted by increased demand from its customers as a precaution for potential Y2K problems which, however, resulted in lower than anticipated net sales in the fourth quarter of fiscal 2000. The increase in net sales was primarily attributed to a $504,000 or 22% increase in net sales of the Acme product line and a $158,000 or 25% increase in net sales of the Dayhill product line. These increases were partially offset by $396,000 or 7.4% decrease in net sales of the laparotomy sponge product line. Management believes that the increase in net sales of the Acme product line and the Dayhill product line was primarily due to greater domestic market penetration. The decrease in net sales of laparotomy sponges, where the Company has dominant market share was caused by increased competition. Unit sales of laparotomy sponges decreased by 5% and average selling prices decreased by 2% for the three months ended December 31, 2000 when compared to the three months ended December 31, 1999.

Gross profit for the three months ended December 31, 2000 increased 18% to $5,624,000 from $4,748,000 for the three months ended December 31, 1999. Gross profit as a percentage of net sales for the three months ended December 31, 2000 increased to 30% of net sales from 26% of net sales for the three months ended December 31, 1999. The increase in gross profit dollars and gross profit percentage was primarily attributable to the increase in net sales, increased manufacturing efficiencies at the Company's manufacturing facility in North Carolina and a decrease in raw material costs.

Selling, general and administrative expenses for the three months ended December 31, 2000 increased 18% to $3,659,000 from $3,101,000 for the three months ended December 31, 1999. As a percentage of net sales, selling, general and administrative expenses increased to 20% for the three months ended December 31, 2000 from 17% for the three months ended December 31, 1999. The increase in selling, general and administrative expense dollars and as a percentage of sales was primarily attributable to increased buying group commissions, salesman commissions and distributor fees.

Interest expense for the three months ended December 31, 2000 decreased 24% to $162,000 from $214,000 for the three months ended December 31, 1999. The decrease in interest expense was attributable to a decrease in the average principal loan balances during the quarter ended December 31, 2000, as compared to the quarter ended December 31, 1999. The decrease in principal loan balances outstanding was primarily attributable to net cash provided from operating activities from January 1, 2000 through December 31, 2000.

Net income for the three months ended December 31, 2000 increased to $1,101,000 from $875,000 for the three months ended December 31, 1999. The increase in net income is attributable to the aforementioned increase in net sales and gross profit and decrease in interest expense, which were partially offset by an increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company had working capital of $18,458,000 with a current ratio of 4.3 at December 31, 2000 as compared to working capital of $16,786,000 with a current ratio of 4.0 at March 31, 2000. Total borrowings outstanding, including Industrial Revenue Bonds of $4,690,000, were $11,965,000 with a debt to equity ratio of .48 at December 31, 2000 as compared to $12,355,000 with a debt to equity ratio of .57 at March 31, 2000. The decrease in total borrowings outstanding at December 31, 2000 was primarily attributable to the reduction of the cash balance and net cash provided by operating activities.

The Company has financed its operations primarily through cash flow from operations and borrowings from its existing credit facilities. At December 31, 2000, the Company had a cash balance of $305,000 compared to $602,000 at March 31, 2000.

The Company's operating activities provided cash of $2,123,000 for the nine months ended December 31, 2000 as compared to $3,906,000 provided for the nine months ended December 31, 1999. Net cash provided for the nine months ended December 31, 2000 consisted primarily of net income from operations, depreciation and amortization and increases in accrued expenses and income taxes payable. These sources of cash more than offset the increase in accounts receivable associated with increased sales, increased inventories and a reduction of accounts payable.

Investing activities used net cash of $1,878,000 and $528,000 for the nine months ended December 31, 2000 and December 31, 1999, respectively. The principal use for the nine months ended December 31, 2000 was for the purchase of the Company's new Corporate Headquarters.

Financing activities used cash of $542,000 for the nine months ended December 31, 2000 compared to $3,169,000 for the nine months ended December 31, 1999. The cash used in financing activities along with the decrease in the cash balance was used to pay down the Company's debt in connection with its credit facilities.

At December 31, 2000, the Company did not have any material commitments for capital expenditures.

The Company believes that the anticipated future cash flow from operations, coupled with its cash on hand and available funds under its revolving credit agreements, will be sufficient to meet working capital requirements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the prime rate of interest plus a spread of up to 1/4%, libor rate plus a spread of up to 2 1/2%, or at 1 1/4% over the prevailing bankers acceptance rate. The spread over prime and libor rates is determined based upon the Company's performance with regard to agreed upon financial ratios. The Company decides at its sole discretion as to whether borrowings will be at prime, libor or bankers acceptance rates. At December 31, 2000, $7,275,000 was outstanding under the credit facility. Changes in the prime rate, libor rates or bankers acceptance rates during fiscal 2000 will have a positive or negative effect on the Company's interest expense. Each 1% fluctuation in the interest rate will increase or decrease interest expense for the Company by approximately $73,000 on an annualized basis.

In addition, the Company is exposed to interest rate change market risk with respect to the proceeds received from the issuance and sale by the Buncombe County Industrial and Pollution Control Financing Authority Industrial Development Revenue Bonds. At December 31, 2000, $4,690,000 was outstanding for these Bonds. The Bonds bear interest at a variable rate determined weekly. During the quarter ended December 31, 2000, the interest rate on the Bonds approximated 4.6%. Each 1% fluctuation in interest rates will increase or decrease interest expense on the Bonds by approximately $47,000 on an annualized basis.

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

Dated: January 7, 2001                      By: /s/ Richard G. Satin
       ---------------                          --------------------
                                                Richard G. Satin, Vice President
                                                (Principal Accounting Officer)