Form 10-K
period 2001-03-31
MEDICAL ACTION INDUSTRIES INC
filed 2001-06-27
CIK 748270

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD ________TO________

                           COMMISSION FILE NO. 0-13251

                         MEDICAL ACTION INDUSTRIES INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                  11-2421849
   (STATE OR OTHER JURISDICTION            (I.R.S. EMPLOYER  IDENTIFICATION NO.)
   OF INCORPORATION OR ORGANIZATION)

   800 PRIME PLACE, HAUPPAUGE, NEW YORK                  11788
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)            (ZIP CODE)

   REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:       (631) 231-4600

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

THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY NONAFFILIATES OF THE REGISTRANT AS OF JUNE 20, 2001 WAS APPROXIMATELY $60,000,000. AS OF JUNE 20, 2001, REGISTRANT HAD OUTSTANDING 9,059,900 SHARES OF COMMON STOCK.

PARTS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE TO PARTS I, II, III AND IV OF THIS FORM 10-K REPORT: (1) PROXY STATEMENT FOR REGISTRANT'S 2001 ANNUAL MEETING OF STOCKHOLDERS AND (2) REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR THE FISCAL YEAR ENDED MARCH 31, 2001.

================================================================================

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

     THE PRODUCTS PRESENTLY MANUFACTURED AND/OR MARKETED BY THE COMPANY INCLUDE:

     DISPOSABLE LAPAROTOMY SPONGES - LAPAROTOMY SPONGES ARE DESIGNED PRIMARILY FOR USE DURING SURGICAL PROCEDURES IN HOSPITALS AND HEALTH FACILITIES. THEY ARE SINGLE USE (DISPOSABLE) AND MADE OF GAUZE AND SOLD IN VARYING SIZES AND UTILIZED FOR A MULTITUDE OF PURPOSES. LAPAROTOMY SPONGES COVER EXPOSED INTERNAL ORGANS, ISOLATING THEM FROM THE PART OF THE BODY BEING OPERATED UPON. THEY ALSO ABSORB BLOOD AND ACT AS A BUFFER BETWEEN MEDICAL INSTRUMENTS AND THE SKIN, THEREBY REDUCING TRAUMA TO SKIN TISSUE CAUSED BY THE MEDICAL INSTRUMENT. LAPAROTOMY SPONGES ARE SOLD IN STERILE PACKAGING OR AS A NON-STERILE COMPONENT TO BE USED WITH OTHER HEALTH CARE COMPANIES' PRODUCTS, PRIMARILY SURGICAL PRE-PACKAGED PROCEDURE TRAYS. THE COMPANY'S LAPAROTOMY SPONGES CONTAIN AN X-RAY DETECTABLE ELEMENT AND LOOP HANDLE IN ORDER TO FACILITATE EASY COUNTING AND IDENTIFICATION IN THE OPERATING ROOM. FOR THE FISCAL YEARS ENDED MARCH 31, 2001, 2000 AND 1999, LAPAROTOMY SPONGES ACCOUNTED FOR 27%, 29% AND 34%, RESPECTIVELY, OF THE COMPANY'S TOTAL SALES.

     ABSORBENT OPERATING ROOM TOWELS - THE COMPANY'S LINE OF COTTON ABSORBENT OPERATING ROOM TOWELS ARE USED DURING SURGERY FOR DRYING HANDS, ROLLED UP FOR PROPPING INSTRUMENTS, ON BACK TABLES AND MAYO STANDS FOR ABSORBING FLUIDS, AROUND THE INCISION SITE FOR ABSORBING BLOOD AND TO ALLOW THE SURGEON TO CLIP TUBING AND INSTRUMENTS CLOSE TO THE SURGICAL SITE DURING THE SURGICAL PROCEDURE. OPERATING ROOM TOWELS ARE SOLD IN STERILE PACKAGING FOR SINGLE (DISPOSABLE) USE AND AS A NON-STERILE COMPONENT TO BE USED WITH OTHER HEALTH CARE COMPANIES' PRODUCTS, PRIMARILY SURGICAL PRE-PACKAGED PROCEDURE TRAYS. FOR THE FISCAL YEARS ENDED MARCH 31, 2001, 2000 AND 1999, OPERATING ROOM TOWELS ACCOUNTED FOR 29%, 29% AND 31%, RESPECTIVELY, OF THE COMPANY'S TOTAL SALES.

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

     DISPOSABLE SURGICAL LIGHT HANDLE COVERS - LIGHT SHIELDS(TM) - A PATENTED DESIGN ASSURES A SECURE FIT AND ACTS AS A STERILE BARRIER ON SURGICAL LIGHT HANDLES IN THE OPERATING ROOM. LIGHT SHIELDS(TM) ARE MANUFACTURED OF A HEAVY GAUGE FLEXIBLE PLASTIC FOR THE OPTIMUM ASSURANCE OF A STERILE BARRIER.

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

     BOWIE DICK TEST PACK:    TESTS FOR RESIDUAL AIR LEFT IN AN AUTOCLAVE FROM
                              AIR LEAKS,  INSUFFICIENT VACUUM OR POOR STEAM
                              QUALITY.

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

     INSTRUMENT PACKS - INCLUDES A BROAD ARRAY OF NEEDLE HOLDERS, HEMOSTATS, VARIOUS PROCEDURAL SCISSORS, SCALPELS AND FORCEPS.

PATENTS AND TRADEMARKS
----------------------

     THE COMPANY ACTIVELY PURSUES A POLICY OF SEEKING PATENT PROTECTION, BOTH IN THE UNITED STATES AND ABROAD, FOR ITS PROPRIETARY TECHNOLOGY. THERE CAN BE NO ASSURANCE THAT THE COMPANY'S PATENTS WILL NOT BE VIOLATED OR THAT ANY ISSUED PATENTS WILL PROVIDE PROTECTION THAT HAS COMMERCIAL SIGNIFICANCE. LITIGATION MAY BE NECESSARY TO PROTECT THE COMPANY'S PATENT POSITION. SUCH LITIGATION MAY BE COSTLY AND TIME-CONSUMING, AND THERE CAN BE NO ASSURANCE THAT THE COMPANY WILL BE SUCCESSFUL IN SUCH LITIGATION. SINCE NO SINGLE PATENT COVERS PRODUCT LINES THAT CONSTITUTE 5% OR MORE OF ANY SALES OF THE COMPANY FOR FISCAL 2001, THE COMPANY DOES NOT BELIEVE THAT ANY VIOLATION OF ANY PATENTS OWNED BY THE COMPANY WOULD HAVE A MATERIAL ADVERSE EFFECT ON IT OR ITS BUSINESS PROSPECTS.

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

COMPETITION
-----------

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

HEALTHCARE REFORM
-----------------

     IN RECENT YEARS, SEVERAL COMPREHENSIVE HEALTHCARE REFORM PROPOSALS WERE INTRODUCED IN THE U.S. CONGRESS. THE INTENT OF THE PROPOSALS WAS, GENERALLY, TO EXPAND HEALTHCARE COVERAGE FOR THE UNINSURED AND REDUCE THE GROWTH OF TOTAL HEALTHCARE EXPENDITURES. WHILE NONE OF THE PROPOSALS WERE ADOPTED, HEALTHCARE REFORM MAY AGAIN, BE ADDRESSED BY THE CURRENT U.S. CONGRESS. WHILE THE COMPANY CANNOT PREDICT WHETHER ANY HEALTHCARE REFORM LEGISLATION WILL BE APPROVED OR WHAT EFFECT, IF ANY, THAT SUCH HEALTHCARE REFORM LEGISLATION WILL HAVE ON THE COMPANY OR ITS OPERATIONS, THE COMPANY BELIEVES THAT BASED ON THE INTENT OF SUCH PROPOSALS, HEALTHCARE LEGISLATION MAY HAVE SOME BENEFICIAL EFFECTS ON ITS BUSINESS BY INCREASING THE AVAILABILITY OF HEALTHCARE.

REGULATION
----------

     AS A MANUFACTURER OF MEDICAL DEVICES, THE COMPANY IS SUBJECT TO REGULATION BY, AMONG OTHER GOVERNMENTAL ENTITIES, THE U.S. FOOD AND DRUG ADMINISTRATION ("FDA") AND THE CORRESPONDING AGENCIES OF THE STATES AND FOREIGN COUNTRIES IN WHICH THE COMPANY SELLS ITS PRODUCTS. THESE REGULATIONS GOVERN THE INTRODUCTION OF NEW MEDICAL DEVICES, THE OBSERVANCE OF CERTAIN STANDARDS WITH RESPECT TO THE MANUFACTURE, TESTING AND LABELING OF SUCH DEVICES, THE MAINTENANCE OF CERTAIN RECORDS, THE TRACKING OF DEVICES AND OTHER MATTERS. ALL MEDICAL DEVICES ARE REQUIRED TO BE REGISTERED WITH THE FDA. THE COMPANY MUST UPDATE ITS ESTABLISHMENT AND LISTING INFORMATION ON AN ANNUAL BASIS.

     PURSUANT TO THE FOOD, DRUG AND COSMETIC ACT ("FDC ACT"), MEDICAL DEVICES INTENDED FOR HUMAN USE ARE CLASSIFIED INTO THREE CATEGORIES, CLASSES I, II AND III, ON THE BASIS OF THE CONTROLS DEEMED NECESSARY BY THE FDA TO REASONABLY ASSURE THEIR SAFETY AND EFFECTIVENESS. CLASS I DEVICES ARE SUBJECT TO GENERAL CONTROLS (FOR EXAMPLE, LABELING, PREMARKET NOTIFICATION AND ADHERENCE TO GOOD MANUFACTURING PRACTICE REGULATIONS) AND CLASS II DEVICES ARE SUBJECT TO GENERAL AND SPECIAL CONTROLS (FOR EXAMPLE, PERFORMANCE STANDARDS, POST-MARKET SURVEILLANCE, PATIENT REGISTRIES AND FDA GUIDELINES). GENERALLY, CLASS III DEVICES ARE THOSE WHICH MUST RECEIVE PREMARKET APPROVAL ("PMA") FROM THE FDA TO ENSURE THEIR SAFETY AND EFFECTIVENESS (FOR EXAMPLE, LIFE-SUSTAINING, LIFE-SUPPORTING AND IMPLANTABLE DEVICES, OR NEW DEVICES WHICH HAVE NOT BEEN FOUND SUBSTANTIALLY EQUIVALENT TO LEGALLY MARKETED DEVICES. CLASS I DEVICES, UNLESS EXEMPT, AND CLASS II DEVICES REQUIRE PREMARKET NOTIFICATION CLEARANCE PURSUANT TO SECTION 510(K) OF THE FDC ACT. CLASS III DEVICES ARE REQUIRED TO HAVE A PMA. A 510(K) PREMARKET NOTIFICATION CLEARANCE INDICATES THAT THE FDA AGREES WITH AN APPLICANT'S DETERMINATION THAT THE PRODUCT FOR WHICH CLEARANCE HAS BEEN SOUGHT IS SUBSTANTIALLY EQUIVALENT TO ANOTHER MEDICAL DEVICE THAT HAS BEEN PREVIOUSLY MARKETED. TO DATE, ALL OF THE COMPANY'S PRODUCTS HAVE RECEIVED 510(K) CLEARANCES OR ARE EXEMPT FROM THE 510(K) CLEARANCE PROCESS.

     IN ADDITION TO REQUIRING CLEARANCE OR APPROVAL FOR NEW PRODUCTS, THE FDA MAY REQUIRE CLEARANCE OR APPROVAL PRIOR TO MARKETING PRODUCTS THAT ARE MODIFICATIONS OF EXISTING PRODUCTS. THE FDC ACT PROVIDES THAT NEW 510(K) CLEARANCES ARE REQUIRED WHEN, AMONG OTHER THINGS, THERE IS A MAJOR CHANGE OR MODIFICATION IN THE INTENDED USE OF THE DEVICE OR A CHANGE OR MODIFICATION TO A LEGALLY MARKETED DEVICE THAT COULD SIGNIFICANTLY AFFECT ITS SAFETY OR EFFECTIVENESS. A MANUFACTURER IS EXPECTED TO MAKE THE INITIAL DETERMINATION AS TO WHETHER A PROPOSED CHANGE TO A CLEARED DEVICE OR TO ITS INTENDED USE IS OF A KIND THAT WOULD NECESSITATE THE FILING OF A NEW 510(K) NOTIFICATION.

     THE COMPANY IS ALSO REQUIRED TO REGISTER WITH THE FDA AS A DEVICE MANUFACTURER AND TO COMPLY WITH THE FDA'S GOOD MANUFACTURING PRACTICES UNDER THE QUALITY SYSTEM REGULATIONS ("GMP/QSR"). THESE REGULATIONS REQUIRE THAT THE COMPANY MANUFACTURE ITS PRODUCTS AND MAINTAIN ITS RECORDS IN A PRESCRIBED MANNER WITH RESPECT TO MANUFACTURING, TESTING AND CONTROL ACTIVITIES. THE COMPANY'S MANUFACTURING, QUALITY CONTROL AND QUALITY ASSURANCE PROCEDURES AND DOCUMENTS ARE INSPECTED AND EVALUATED PERIODICALLY BY THE FDA.

     THE EUROPEAN UNION HAS PROMULGATED RULES, UNDER THE MEDICAL DEVICES DIRECTIVE, OR MDD, WHICH REQUIRE MEDICAL DEVICES TO BEAR THE "CE MARK". THE CE MARK IS AN INTERNATIONAL SYMBOL OF ADHERENCE TO QUALITY ASSURANCE STANDARDS. THE COMPANY RECEIVED ISO9001/EN46001 CERTIFICATION FOR ITS ARDEN, NORTH CAROLINA MANUFACTURING FACILITY AND HAS INSTITUTED ALL THE SYSTEMS NECESSARY TO MEET THE MEDICAL DEVICE DIRECTIVE, THUS ACQUIRING THE ABILITY TO AFFIX THE CE MARK TO CERTAIN PRODUCTS.

SALES, MARKETING AND CUSTOMERS
------------------------------

     THE COMPANY'S PRODUCTS ARE PRESENTLY MARKETED AND SOLD PRIMARILY TO ACUTE CARE FACILITIES THROUGHOUT THE UNITED STATES THROUGH A NETWORK OF DIRECT SALES PERSONNEL AND MANUFACTURERS' REPRESENTATIVES. IN ADDITION, THE COMPANY IS EXPANDING ITS TARGET MARKETS TO INCLUDE PHYSICIAN, DENTAL AND VETERINARY OFFICES. THERE ARE APPROXIMATELY 32 DIRECT SALES PERSONNEL AND 3 MANUFACTURERS' REPRESENTATIVES THROUGHOUT THE UNITED STATES ENGAGED IN THE SALES AND MARKETING OF THE COMPANY'S PRODUCTS. SALES ARE PRIMARILY MADE TO INDEPENDENT DISTRIBUTORS, WHO MAINTAIN SUFFICIENT INVENTORY TO SERVICE CUSTOMER REQUIREMENTS. THE COMPANY'S DISTRIBUTION NETWORK IS COMPRISED OF HOSPITAL DISTRIBUTORS, ALTERNATE CARE DISTRIBUTORS, PHYSICIAN DISTRIBUTORS, VETERINARY DISTRIBUTORS, DENTAL DISTRIBUTORS AND INDUSTRIAL SAFETY DISTRIBUTORS COVERING THE ENTIRE UNITED STATES AND CERTAIN INTERNATIONAL MARKETPLACES. THE COMPANY'S PRODUCTS ARE TYPICALLY PURCHASED PURSUANT TO PURCHASE ORDERS OR SUPPLY AGREEMENTS IN WHICH THE PURCHASER SPECIFIES WHETHER SUCH PRODUCTS ARE TO BE SUPPLIED THROUGH A DISTRIBUTOR OR DIRECTLY BY THE COMPANY.

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

     NO INDIVIDUAL CUSTOMER OR AFFILIATED GROUP OF CUSTOMER ACCOUNTS ACCOUNTED FOR MORE THAN 10% OF THE COMPANY'S NET SALES IN ANY OF THE PAST THREE FISCAL YEARS. NEVERTHELESS, SALES TO OWENS & MINOR, INC., ALLEGIANCE HEALTHCARE CORPORATION AND MCKESSON GENERAL MEDICAL, DIVERSIFIED DISTRIBUTION COMPANIES (THE "DISTRIBUTORS") ACCOUNTED FOR APPROXIMATELY 31%, 23% AND 12%, RESPECTIVELY, FOR THE FISCAL YEAR ENDED MARCH 31, 2001, 27%, 24% AND 11% OF NET SALES, RESPECTIVELY, FOR THE FISCAL YEAR ENDED MARCH 31, 2000 AND 25%, 25% AND 11%, RESPECTIVELY FOR THE FISCAL YEAR ENDED MARCH 31, 1999. ALTHOUGH THE DISTRIBUTORS MAY BE DEEMED IN A TECHNICAL SENSE TO BE MAJOR PURCHASERS OF THE COMPANY'S PRODUCTS, THE DISTRIBUTORS TYPICALLY SERVE AS A DISTRIBUTOR UNDER A PURCHASE ORDER OR SUPPLY AGREEMENT BETWEEN THE CUSTOMER AND THE COMPANY AND DOES NOT PURCHASE FOR ITS OWN ACCOUNT. THE COMPANY, THEREFORE, DOES NOT BELIEVE IT IS APPROPRIATE TO CATEGORIZE THE DISTRIBUTORS AS ACTUAL CUSTOMERS.

     THE COMPANY BELIEVES IT HAS ESTABLISHED AN EFFICIENT SYSTEM FOR MARKETING ITS PRODUCTS THROUGHOUT THE UNITED STATES, AND INTENDS TO UTILIZE THESE EXISTING SALES METHODS AND CHANNELS TO MARKET NEW PRODUCTS AS THEY ARE DEVELOPED OR ACQUIRED.

RESEARCH AND DEVELOPMENT
------------------------

     PRODUCT DEVELOPMENT COSTS CHARGED TO INCOME WERE $457,000, $519,000 AND $446,000 FOR THE FISCAL YEARS ENDED MARCH 31, 2001, 2000 AND 1999, RESPECTIVELY.

EMPLOYEES
---------

     AS OF JUNE 1, 2001, THE COMPANY HAD 230 FULL-TIME EMPLOYEES WITH 168 IN MANUFACTURING AND DISTRIBUTION, 43 IN MARKETING AND SALES, AND 19 IN ADMINISTRATION. NONE OF THE COMPANY'S EMPLOYEES ARE REPRESENTED BY A LABOR UNION. THE COMPANY BELIEVES THAT ITS EMPLOYEE RELATIONS ARE SATISFACTORY.

RAW MATERIALS
-------------

     THE PRINCIPAL RAW MATERIALS USED BY THE COMPANY ARE A FOUR-PLY MESH GAUZE LAPAROTOMY SPONGE AND COTTON HUCK TOWEL. OTHER MATERIALS AND SUPPLIES USED BY THE COMPANY INCLUDE GAUZE, GAUZE SPONGES, INJECTION MOLDED AND THERMOFORMED PLASTICS, MEDICAL INSTRUMENTS, FOAM, MEDICAL GRADE MAGNETS AND A VARIETY OF PACKAGING MATERIAL. SEVERAL OF THESE RAW MATERIALS ARE SUPPLIED FROM VENDORS OUTSIDE THE UNITED STATES. THE COMPANY PRESENTLY PURCHASES ITS PRINCIPAL COTTON RAW MATERIALS PRIMARILY FROM THE PEOPLES REPUBLIC OF CHINA AND TO A LESSER EXTENT, INDIA AND IS CURRENTLY SOURCING INSTRUMENTS FROM PAKISTAN, A PORTION OF ITS THERMOFORM PLASTICS FROM TAIWAN, PACKAGING MATERIAL FROM THE UNITED KINGDOM AND NEEDLE COUNTERS FROM THE PEOPLE'S REPUBLIC OF CHINA.

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

BACKLOG
-------

     THE COMPANY DOES NOT BELIEVE THAT ITS BACKLOG FIGURES ARE NECESSARILY INDICATIVE OF ITS BUSINESS SINCE MOST HOSPITALS AND HEALTH RELATED FACILITIES ORDER THEIR PRODUCTS ON A CONTINUOUS BASIS AND NOT PURSUANT TO ANY CONTRACTUAL ARRANGEMENTS. SINCE TYPICAL SHIPMENT TIMES RANGE FROM TWO TO FIVE DAYS, THE COMPANY MUST MAINTAIN SUFFICIENT INVENTORIES OF ALL PRODUCTS AT ALL TIMES.

MANUFACTURING
-------------

     THE COMPANY CURRENTLY PURCHASES ITS LAPAROTOMY SPONGES, BURN DRESSINGS, OPERATING ROOM TOWELS AND NEEDLE COUNTERS FROM THE PEOPLES REPUBLIC OF CHINA. DURING THE PAST FEW YEARS, THE COMPANY ALSO PURCHASED CERTAIN OF THESE PRODUCTS, TO A LESSER EXTENT, FROM A NUMBER OF DIFFERENT COUNTRIES, INCLUDING MEXICO AND THE DOMINICAN REPUBLIC. AFTER THESE PRODUCTS ARE MANUFACTURED, THEY ARE SHIPPED TO THE COMPANY'S MANUFACTURING FACILITY IN ARDEN, NORTH CAROLINA, WHERE THEY ARE PACKAGED.

     THE COMPANY'S QUANTECH PRODUCTS, MEDICAL POUCHES AND ACME HEALTHCARE PRODUCTS ARE PREDOMINANTLY MANUFACTURED AND/OR ASSEMBLED IN THE COMPANY'S ARDEN, NORTH CAROLINA MANUFACTURING FACILITY. SOME OF THE MEDICAL AND SURGICAL SPECIALTY PRODUCTS SOLD BY THE COMPANY ARE PURCHASED FROM OTHER MANUFACTURERS, WHICH THE COMPANY BELIEVES ARE READILY AVAILABLE FROM A VARIETY OF MANUFACTURERS AND SUPPLIERS.

ITEM TWO - PROPERTIES
---------------------

     THE COMPANY OCCUPIES APPROXIMATELY 545 SQUARE FEET OF GENERAL OFFICE SPACE AT ITS FACILITY IN CALIFORNIA UNDER A REAL ESTATE LEASE EXPIRING ON JANUARY 13, 2002. THE COMPANY ALSO OWNS A 205,000 SQUARE FOOT MANUFACTURING, WAREHOUSE AND DISTRIBUTION FACILITY LOCATED ON APPROXIMATELY 32 ACRES IN ARDEN, NORTH CAROLINA AND A 12,000 SQUARE FOOT GENERAL OFFICE BUILDING ON APPROXIMATELY 1.4 ACRES IN HAUPPAUGE, NEW YORK. MANAGEMENT BELIEVES THAT THE COMPANY'S FACILITIES ARE ADEQUATE TO MEET ITS CURRENT NEEDS AND SHOULD CONTINUE TO BE ADEQUATE FOR THE FORESEEABLE FUTURE. SET FORTH BELOW IS A SUMMARY OF THE FACILITIES OWNED OR LEASED BY THE COMPANY.


    LOCATION                       PRIMARY USE                                 SQUARE FEET
    --------                       -----------                                 -----------
    ARDEN, NORTH CAROLINA          MANUFACTURING/WAREHOUSE/DISTRIBUTION        205,000 (A)

    HAUPPAUGE, NEW YORK            EXECUTIVE OFFICES                            12,000 (B)

    SANTA ANA, CALIFORNIA          GENERAL OFFICE                                  545 (C)

-------------------------
(A) THE PRINCIPAL MANUFACTURING, DISTRIBUTION AND WAREHOUSE FACILITY OF THE COMPANY IS LOCATED ON PREMISES, WHICH THE COMPANY OWNS IN ARDEN, NORTH CAROLINA. AN INDUSTRIAL REVENUE BOND IN THE AMOUNT OF $4,600,000 WAS OUTSTANDING AS OF MARCH 31, 2001, WHICH WAS USED TO ACQUIRE AND RENOVATE THE FACILITY AND ACQUIRED CERTAIN MANUFACTURING EQUIPMENT.

(B) THE HAUPPAUGE, NEW YORK CORPORATE OFFICES WERE ACQUIRED BY THE COMPANY IN JULY 2000, NO MORTGAGE INDEBTEDNESS WAS INCURRED WITH RESPECT TO THE PREMISES.

(C)  PREMISES ARE LEASED THROUGH JANUARY 13, 2002 AT AN ANNUAL RENTAL OF
     $12,0000.

ITEM THREE - LEGAL PROCEEDINGS
------------------------------

     THE COMPANY IS A PARTY TO SEVERAL LAWSUITS ARISING OUT OF THE CONDUCT OF ITS BUSINESS IN THE ORDINARY COURSE. WHILE THE RESULTS OF SUCH LAWSUITS CANNOT BE PREDICTED WITH CERTAINTY, MANAGEMENT DOES NOT EXPECT THAT THE ULTIMATE LIABILITIES, IF ANY, WILL HAVE A MATERIAL ADVERSE EFFECT ON THE FINANCIAL POSITION OR RESULTS OF OPERATIONS OF THE COMPANY.

ITEM FOUR - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------------------

     NO MATTERS WERE SUBMITTED TO A VOTE OF SECURITY HOLDERS DURING THE FOURTH QUARTER OF THE FISCAL YEAR.

                                     PART II

ITEM FIVE - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-----------------------------------------------------------------------------
MATTERS
-------

     THE INFORMATION REQUIRED BY THIS ITEM IS SET FORTH IN REGISTRANT'S 2001 ANNUAL REPORT TO STOCKHOLDERS UNDER THE CAPTIONS "SELECTED FINANCIAL DATA" AND "STOCK TRADING", WHICH INFORMATION IS HEREBY INCORPORATED HEREIN BY REFERENCE.

ITEM SIX - SELECTED FINANCIAL DATA
----------------------------------

     THE INFORMATION REQUIRED BY THIS ITEM IS SET FORTH IN REGISTRANT'S 2001 ANNUAL REPORT TO STOCKHOLDERS CONTAINED UNDER THE CAPTION "SELECTED FINANCIAL DATA", WHICH INFORMATION IS HEREBY INCORPORATED HEREIN BY REFERENCE.

ITEM SEVEN - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
----------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

     THE INFORMATION REQUIRED BY THIS ITEM IS SET FORTH IN REGISTRANT'S 2001 ANNUAL REPORT TO STOCKHOLDERS CONTAINED UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", WHICH INFORMATION IS HEREBY INCORPORATED HEREIN BY REFERENCE.

                INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
                ------------------------------------------------

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

ITEM SEVEN (A) - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
---------------------------------------------------------------------------

     THE INFORMATION REQUIRED BY THIS ITEM IS SET FORTH IN REGISTRANT'S 2001 ANNUAL REPORT TO STOCKHOLDERS CONTAINED UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", WHICH INFORMATION IS HEREBY INCORPORATED HEREIN BY REFERENCE.

ITEM EIGHT - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------

     THE INFORMATION REQUIRED BY THIS ITEM IS SET FORTH IN REGISTRANT'S 2001 ANNUAL REPORT TO STOCKHOLDERS UNDER THE CAPTIONS "REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS", "BALANCE SHEETS", "STATEMENTS OF EARNINGS", "STATEMENT OF SHAREHOLDERS' EQUITY", "STATEMENTS OF CASH FLOWS" AND "NOTES TO FINANCIAL STATEMENTS", WHICH INFORMATION IS HEREBY INCORPORATED HEREIN

BY REFERENCE.

ITEM NINE - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
---------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     NONE.

                                    PART III

     THE INFORMATION REQUIRED BY PART III IS INCORPORATED BY REFERENCE TO THE COMPANY'S DEFINITIVE PROXY STATEMENT IN CONNECTION WITH ITS ANNUAL MEETING OF STOCKHOLDERS SCHEDULED TO BE HELD IN AUGUST 2001, TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WITHIN 120 DAYS FOLLOWING THE END OF THE COMPANY'S FISCAL YEAR ENDED MARCH 31, 2001.

                                     PART IV

ITEM FOURTEEN - EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------------

(A) (1) AND (2)  LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                 --------------------------------------------------------------

     THE FOLLOWING FINANCIAL STATEMENTS OF MEDICAL ACTION INDUSTRIES INC., INCLUDED IN ITS ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED MARCH 31, 2001, ARE INCORPORATED BY REFERENCE IN ITEM 8:

     BALANCE SHEETS AT MARCH 31, 2001 AND 2000

     STATEMENTS OF EARNINGS FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999

     STATEMENT OF SHAREHOLDERS EQUITY FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999

     STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999

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

     23.1*    CONSENT OF GRANT THORNTON LLP.

     99*      ADDITIONAL EXHIBIT - UNDERTAKINGS

(B)  REPORTS ON FORM 8-K:
     --------------------

         (I)      NONE

(C)  EXHIBITS
     --------

     THE RESPONSE TO THIS PORTION OF ITEM 14 IS SUBMITTED AS A SEPARATE SECTION OF THIS REPORT.

(D)  FINANCIAL STATEMENT SCHEDULES
     -----------------------------

     THE RESPONSE TO THIS PORTION OF ITEM 14 IS SUBMITTED AS A SEPARATE SECTION OF THIS REPORT.

----------------------

     WITH THE EXCEPTION OF THE AFOREMENTIONED INFORMATION INCORPORATED BY REFERENCE IN THIS ANNUAL REPORT ON FORM 10-K, THE COMPANY'S ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED MARCH 31, 2001 IS NOT TO BE DEEMED "FILED" AS PART OF THIS REPORT.

*FILED HEREWITH

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THIS 22ND DAY OF JUNE, 2001.

                         MEDICAL ACTION INDUSTRIES INC.

                                       BY: /S/ PAUL D. MERINGOLO
                                           -------------------------------------
                                           PAUL D. MERINGOLO
                                           CHIEF EXECUTIVE OFFICER AND PRESIDENT

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON JUNE 22, 2001 BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED:


/S/ PAUL D. MERINGOLO                CHIEF EXECUTIVE OFFICER, PRESIDENT AND
----------------------------         DIRECTOR
PAUL D. MERINGOLO


/S/ RICHARD G. SATIN                 VICE PRESIDENT-OPERATIONS, GENERAL COUNSEL,
----------------------------         CORPORATE SECRETARY AND DIRECTOR
RICHARD G. SATIN


/S/ BERNARD WENGROVER                DIRECTOR
----------------------------
BERNARD WENGROVER


/S/ PHILIP F. CORSO                  DIRECTOR
----------------------------
PHILIP F. CORSO


/S/ THOMAS A. NICOSIA                DIRECTOR
----------------------------
THOMAS A. NICOSIA

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE

STOCKHOLDERS AND BOARD OF DIRECTORS
MEDICAL ACTION INDUSTRIES INC.

IN CONNECTION WITH OUR AUDIT OF THE FINANCIAL STATEMENTS OF MEDICAL ACTION INDUSTRIES INC. REFERRED TO IN OUR REPORT DATED MAY 18, 2001, WHICH IS INCLUDED IN THE ANNUAL REPORT TO SHAREHOLDERS AND INCORPORATED BY REFERENCE IN PART II OF THIS FORM, WE HAVE ALSO AUDITED SCHEDULE II FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED MARCH 31, 2001. IN OUR OPINION, THIS SCHEDULE, WHEN CONSIDERED IN RELATION TO THE BASIC FINANCIAL STATEMENTS TAKEN AS A WHOLE, PRESENTS FAIRLY, IN ALL MATERIAL RESPECTS, THE INFORMATION REQUIRED TO BE SET FORTH THEREIN.

                                                 GRANT THORNTON LLP

MELVILLE, NEW YORK
MAY 18, 2001

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                -----------------


                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001


                                -----------------



                         MEDICAL ACTION INDUSTRIES INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                                  EXHIBIT INDEX

================================================================================

     EXHIBIT NO.

     23       CONSENT OF GRANT THORNTON LLP.

     99       ADDITIONAL EXHIBIT - UNDERTAKINGS

     EXHIBIT 23

     CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

WE CONSENT TO THE INCORPORATION BY REFERENCE IN THIS ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2001 OF OUR REPORT DATED MAY 18, 2001, INCLUDED IN THE 2001 ANNUAL REPORT TO STOCKHOLDERS OF MEDICAL ACTION INDUSTRIES INC.

WE ALSO CONSENT TO THE INCORPORATION BY REFERENCE IN THE REGISTRATION STATEMENT (FORM S-8 NO. 33-11046) PERTAINING TO THE 1984 INCENTIVE STOCK OPTION PLAN AND RESTRICTED MANAGEMENT STOCK BONUS PLAN AND REGISTRATION STATEMENTS (FORM S-8 NO. 33-41765, FORM S-8 NO. 33-66038, FORM S-8 NO. 333-14993 AND FORM S-8 NO.
333-65585) PERTAINING TO THE 1989 NON-QUALIFIED STOCK OPTION PLAN AND THE 1994 STOCK INCENTIVE PLAN AND REGISTRATION STATEMENT (FORM S-8 NO. 333-35015) PERTAINING TO THE 1996 NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN OF MEDICAL ACTION INDUSTRIES INC. OF OUR REPORTS DATED MAY 18, 2001, INCLUDED AND INCORPORATED BY REFERENCE IN THIS ANNUAL REPORT ON FORM 10-K OF MEDICAL ACTION INDUSTRIES INC. FOR THE YEAR ENDED MARCH 31, 2001.

                                                GRANT THORNTON LLP

MELVILLE, NEW YORK
MAY 18, 2001

EXHIBIT 99

THE FOLLOWING UNDERTAKINGS ARE INCORPORATED INTO THE COMPANY'S REGISTRATION STATEMENTS ON FORM S-8 (REGISTRATION NOS. 33-11046, 33-41765, 33-66038, 333-14993, 333-35015 AND 333-65585).

(A) THE UNDERSIGNED REGISTRANT HEREBY UNDERTAKES:

     (1) TO FILE, DURING ANY PERIOD IN WHICH OFFERS OR SALES ARE BEING MADE, A POST-EFFECTIVE AMENDMENT TO THIS REGISTRATION STATEMENT.

         (I) TO INCLUDE ANY PROSPECTUS REQUIRED BY SECTION 10(A)(3) OF THE SECURITIES ACT OF 1933;

         (II) TO REFLECT IN THE PROSPECTUS ANY FACT OR EVENTS ARISING AFTER THE EFFECTIVE DATE OF THE REGISTRATION STATEMENT (OR THE MOST RECENT POST-EFFECTIVE AMENDMENT THEREOF) WHICH, INDIVIDUALLY OR IN THE AGGREGATE, REPRESENT A FUNDAMENTAL CHANGE IN THE INFORMATION SET FORTH IN THE REGISTRATION STATEMENT;

         (III) TO INCLUDE ANY MATERIAL INFORMATION WITH RESPECT TO THE PLAN OF DISTRIBUTION NOT PREVIOUSLY DISCLOSED IN THE REGISTRATION STATEMENT OR ANY MATERIAL CHANGE TO SUCH INFORMATION IN THE REGISTRATION STATEMENT;

     PROVIDED, HOWEVER, THAT PARAGRAPHS (A)(1)(I) AND (A)(1)(II) DO NOT APPLY IF THE REGISTRATION STATEMENT IS ON FORM S-3 OR FORM S-8, AND THE INFORMATION REQUIRED TO BE INCLUDED IN A POST-EFFECTIVE AMENDMENT BY THOSE PARAGRAPHS IS CONTAINED IN PERIODIC REPORTS FILED BY THE REGISTRANT PURSUANT TO SECTION 13 OR
SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 THAT ARE INCORPORATED BY REFERENCE IN THE REGISTRATION STATEMENT.

     (2) THAT, FOR THE PURPOSE OF DETERMINING ANY LIABILITY UNDER THE SECURITIES ACT OF 1933, EACH SUCH POST-EFFECTIVE AMENDMENT SHALL BE DEEMED TO BE A NEW REGISTRATION STATEMENT RELATING TO THE SECURITIES OFFERED THEREIN, AND THE OFFERING THEREOF.

     (3) TO REMOVE FROM REGISTRATION BY MEANS OF A POST-EFFECTIVE AMENDMENT ANY OF THE SECURITIES BEING REGISTERED WHICH REMAIN UNSOLD AT THE TERMINATION OF THE OFFERING.

(B) THE UNDERSIGNED REGISTRANT HEREBY UNDERTAKES THAT, FOR PURPOSES OF DETERMINING ANY LIABILITY UNDER THE SECURITIES ACT OF 1933, EACH FILING OF THE REGISTRANT'S ANNUAL REPORT PURSUANT TO SECTION 13(A) OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (AND, WHERE APPLICABLE, EACH FILING OF AN EMPLOYEE BENEFIT PLAN'S ANNUAL REPORT PURSUANT TO SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934) THAT IS INCORPORATED BY REFERENCE IN THE REGISTRATION

STATEMENT SHALL BE DEEMED TO BE A NEW REGISTRATION STATEMENT RELATING TO THE SECURITIES OFFERED THEREIN, AND THE OFFERING OF SUCH SECURITIES AT THAT TIME SHALL BE DEEMED TO BE THE INITIAL BONA FIDE OFFERING THEREOF.

INSOFAR AS INDEMNIFICATION FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933 MAY BE PERMITTED TO DIRECTORS, OFFICERS AND CONTROLLING PERSONS OF THE REGISTRANT PURSUANT TO THE FOREGOING PROVISIONS, OR OTHERWISE, THE REGISTRANT HAS BEEN ADVISED THAT IN THE OPINION OF THE SECURITIES AND EXCHANGE COMMISSION SUCH INDEMNIFICATION IS AGAINST PUBLIC POLICY AS EXPRESSED IN THE ACT AND IS, THEREFORE, UNENFORCEABLE. IN THE EVENT THAT A CLAIM FOR INDEMNIFICATION AGAINST SUCH LIABILITIES (OTHER THAN THE PAYMENT BY THE REGISTRANT OF EXPENSES INCURRED OR PAID BY A DIRECTOR, OFFICER OR CONTROLLING PERSON OF THE REGISTRANT IN THE SUCCESSFUL DEFENSE OF ANY ACTION, SUIT OR PROCEEDING) IS ASSERTED BY SUCH DIRECTOR, OFFICER OR CONTROLLING PERSON IN CONNECTION WITH THE SECURITIES BEING REGISTERED, THE REGISTRANT WILL, UNLESS IN THE OPINION OF ITS COUNSEL THE MATTER HAS BEEN SETTLED BY CONTROLLING PRECEDENT, SUBMIT TO A COURT OF APPROPRIATE JURISDICTION THE QUESTION WHETHER SUCH INDEMNIFICATION BY IT IS AGAINST PUBLIC POLICY AS EXPRESSED IN THE ACT AND WILL BE GOVERNED BY THE FINAL ADJUDICATION OF SUCH ISSUE.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                         MEDICAL ACTION INDUSTRIES INC.


---------------------------------------------------------------------------------------------------------------------------
     COL. A                            COL. B                   COL. C                     COL. D           COL. E
---------------------------------------------------------------------------------------------------------------------------

                                                     ADDITIONS
                                                     ---------

                                                         ADDITIONS     CHARGED TO
                                      BALANCE AT        CHARGED TO        OTHER         OTHER CHANGES       BALANCE
                                      BEGINNING          COSTS AND      ACCOUNTS-      - ADD(DEDUCT)        END OF
      DESCRIPTION                     OF PERIOD          EXPENSES       DESCRIBE          DESCRIBE          PERIOD
---------------------------------------------------------------------------------------------------------------------------
YEAR ENDED MARCH 31, 2001               $156,998           $36,000                             -             $192,998
DEDUCTED FROM ASSET ACCOUNTS:
ALLOWANCE FOR DOUBTFUL ACCOUNTS

YEAR ENDED MARCH 31, 2000               $128,998           $28,000                             -             $156,998
DEDUCTED FROM ASSET ACCOUNTS:
ALLOWANCE FOR DOUBTFUL ACCOUNTS

YEAR ENDED MARCH 31, 1999
DEDUCTED FROM ASSET ACCOUNTS:
ALLOWANCE FOR DOUBTFUL ACCOUNTS         $117,086           $27,000                       ($15,088) (1)       $128,998

-------------------
(1) UNCOLLECTIBLE ACCOUNTS WRITTEN OFF

---------------------------------------------------------------------------------------------------------------------------