Form 10-Q
period 2001-06-30
MEDICAL ACTION INDUSTRIES INC
filed 2001-08-09
CIK 748270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


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


                Yes [X]                  No [ ]



         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,152,922 shares of common stock as of August 7, 2001.

                                    FORM 10-Q

                                    CONTENTS


                                                                                  Page No.
                                                                                  --------
PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

         Balance Sheets at June 30, 2001 (Unaudited) and March 31, 2001                3-4

         Statements of Earnings for the Three Months ended June 30, 2001 and
         2000 (Unaudited)                                                                5

         Statements of Cash Flows for the Three Months ended June 30, 2001 and
         2000 (Unaudited)                                                                6

         Notes to Financial Statements (Unaudited)                                    7-10

Item 2.  Management's Discussion and Analysis of Results of Operations and
         Financial Condition                                                         11-13


Item 3.  Quantitative and Qualitative Disclosures about Market Risk                     14

PART II -OTHER INFORMATION                                                              15

                         MEDICAL ACTION INDUSTRIES INC.
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                               June 30,          March 31,
                                                   2001               2001
                                              ---------          ---------
                                            (Unaudited)
CURRENT ASSETS:

Cash                                          $     576          $     639
                                              ---------          ---------
Accounts receivable, less allowance for
doubtful accounts of $204 at
June 30, 2001 and $193 at March 31, 2001          9,280              8,606

Inventories                                      10,892             12,547
Prepaid expenses                                    409                284
Deferred income taxes                               211                211
Other current assets                                 80                 56
                                              ---------          ---------

TOTAL CURRENT ASSETS:                            21,448             22,343

Property, plant and equipment, net                9,468              9,617
Due from officers                                   382                383
Goodwill                                          6,773              6,773
Trademarks                                          402                402

Other assets                                        257                286
                                              ---------          ---------

TOTAL ASSETS:                                 $  38,730          $  39,804
                                              =========          =========











   The accompanying notes are an integral part of these financial statements.

                         MEDICAL ACTION INDUSTRIES INC.
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                    June 30,          March 31,
                                                        2001               2001
                                                   ---------          ---------
                                                 (Unaudited)

CURRENT LIABILITIES:

Accounts payable                                    $  2,001           $  2,109
Accrued expenses, payroll and payroll taxes            1,639              1,788
Accrued income taxes                                     691                316
Current portion of capital lease obligations              52                 83
Current portion of long-term debt                      1,360              1,360
                                                   ---------          ---------

TOTAL CURRENT LIABILITIES:                             5,743              5,656

Deferred income taxes                                    600                600

Capital lease obligations, less current portion            2                  2
Long-term debt, less current portion                   6,130              7,625
                                                   ---------          ---------

TOTAL LIABILITIES:                                    12,475             13,883

SHAREHOLDERS' EQUITY:

Common stock 15,000,000 shares authorized
$.001 par value; issued and outstanding
9,072,150 shares at June 30, 2001 and
9,155,115 shares at March 31, 2001                         9                  9
Additional paid-in capital, net                        8,428              9,436
Retained earnings                                     17,818             16,476
                                                   ---------          ---------

TOTAL SHAREHOLDERS' EQUITY:                           26,255             25,921
                                                   ---------          ---------

COMMITMENTS

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY:        $  38,730          $  39,804
                                                   =========          =========



   The accompanying notes are an integral part of these financial statements.

                         MEDICAL ACTION INDUSTRIES INC.
                             STATEMENTS OF EARNINGS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                      Three Months Ended
                                                            June 30,
                                                         2001            2000
                                                   ----------     -----------
                                                  (Unaudited)     (Unaudited)

Net Sales                                         $    20,089     $    18,808

Cost of Sales                                          14,072          13,619
                                                   ----------     -----------

Gross Profit                                            6,017           5,189

Selling, general and administrative expenses            3,755           3,388
Interest expense                                           84             157
Interest (income)                                         (18)              -
                                                   ----------     -----------

Income before income taxes                              2,196           1,644
Income tax expense                                        854             641
                                                   ----------     -----------

Net income                                         $    1,342     $     1,003
                                                   ==========     ===========

Net income per share basic                         $      .15     $       .11
                                                   ==========     ===========

Net income per share diluted                       $      .14     $       .11
                                                   ==========     ===========



The accompanying notes are an integral part of these financial statements.

                         MEDICAL ACTION INDUSTRIES INC.
                             STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                    Three Months Ended June 30,
                                                        2001               2000
                                                   ----------         ---------
                                                  (Unaudited)        (Unaudited)
OPERATING ACTIVITIES

Net Income                                         $   1,342          $   1,003
 Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
 Depreciation and amortization                           254                343
 Provision for doubtful accounts                          11                  9
 Deferred compensation                                    22                  -
 Changes in operating assets and liabilities:
 Accounts receivable                                    (685)              (832)
 Inventories                                           1,655              1,015
 Prepaid expenses, and other current assets             (149)              (142)
 Other assets                                              8                 45
 Accounts payable                                       (108)            (1,037)
 Income taxes payable                                    575                604
 Accrued expenses, payroll and payroll taxes            (149)               223
                                                   ----------         ---------
Net cash provided by operating activities              2,776              1,231
                                                   ----------         ---------

INVESTING ACTIVITIES
 Principal payment received for loans to officers          1                  -
 Purchase of property and equipment                      (84)               (42)
                                                   ----------         ---------
Net cash used in investing activities                    (83)               (42)
                                                   ----------         ---------

FINANCING ACTIVITIES
 Proceeds from revolving line of
  credit and long-term borrowings                        360              1,205
 Principal payments on revolving line of credit,
  long-term debt and capital lease obligations        (1,886)            (2,768)
 Repurchases of Company common stock                  (1,333)                 -
 Proceeds from exercise of employee stock options        103                 37
                                                   ----------         ---------
 Net cash used in financing activities                (2,756)            (1,526)
                                                   ----------         ---------
 Decrease in cash                                        (63)              (337)
 Cash at beginning of year                               639                602
                                                   ----------         ---------
 Cash at end of period                             $     576          $     265
                                                   ==========         =========


   The accompanying notes are an integral part of these financial statements.

                  MEDICAL ACTION INDUSTRIES INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-Q for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three (3) month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for the year ended March 31, 2001.

NOTE 2. INVENTORIES

Inventories, which are stated at the lower of cost (first-in, first-out) or market, consist of the following:

                                                June 30,              March 31,
                                                    2001                   2001
                                                --------               --------
                                                         (Unaudited)
                                                  (in thousands of dollars)


Finished Goods                                  $  5,995               $  5,671
Work in Process                                      105                    -
Raw Materials                                      4,792                  6,876
                                                --------               --------

Total                                           $ 10,892               $ 12,547
                                                ========               ========


NOTE 3. NET INCOME PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share is based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average prices during the periods. Excluded from the calculation of earnings per share are options and warrants to purchase 5,816 shares for the three months ended June 30, 2000, as their inclusion would not have been dilutive. The following table sets forth the computation of basic and diluted earnings per share for the three months ended June 30, 2001 and for the three months ended June 30, 2000.

                                                        Three Months Ended
                                                             June 30,
                                                             --------
                                                              2001          2000
                                                       (Unaudited)   (Unaudited)


                                                     Dollars in thousands except
                                                            per share data


Numerator:

Net income for basic and dilutive earnings
per share                                              $    1,342     $    1,003
                                                       ==========     ==========

Denominator:

Denominator for basic earnings per share -
weighted average shares                                 9,106,051      9,209,478
                                                       ----------     ----------

Effect of dilutive securities:

Employee and director stock options                       711,071        331,788
Warrants                                                   59,973         11,051
                                                       ----------     ----------

Dilutive potential common shares                          771,044        342,839
                                                       ----------     ----------

Denominator for diluted earnings per share -
adjusted weighted average shares                        9,877,095      9,552,317
                                                       ==========     ==========

Basic earnings per share                               $      .15     $      .11
                                                       ==========     ==========

Diluted earnings per share                             $      .14     $      .11
                                                       ==========     ==========

NOTE 4. STOCKHOLDERS' EQUITY

For the three (3) months ended June 30, 2001, 116,500 stock options were exercised by employees of the Company in accordance with the Company's 1989 Non-Qualified Stock Option Plan. The exercise price of the options exercised ranged from $1.69 per share to $3.94 per share, the net cash proceeds from these exercises were $102,712.

On April 6, 2001, the Company made a loan to an officer, which totaled $125,675. The loan, which involves the purchase of the Company's common stock bears interest at 7% and is due on May 1, 2006. The loan has been deducted from Shareholders' equity.

Pursuant to an Employment Agreement, the Board of Directors approved the issuance of a five-year warrant to purchase 35,000 shares of the Company's common stock to a former principal stockholder of Dayhill Corporation, at $3.94 per share, the market value on the date of grant. In June 2001, the warrant was exercised through the cashless exercise provision in the agreement, pursuant to which 17,321 shares of the Company's common stock were issued.

For the three months ended June 30, 2001, the Company repurchased and retired 211,300 shares of the Company's common stock at an average price of $6.31 per share, bringing the cumulative total to 350,100 shares at an average price of $5.39 per share.

NOTE 5. ACCOUNTING FOR BUSINESS COMBINATIONS, INTANGIBLE ASSETS AND GOODWILL

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Buisness Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test.

The Company has adopted as of April 1, 2001, the provisions of SFAS Nos. 141 and
142. Therefore, annual and quarterly amortization of goodwill of $452,000 and $113,000 are no longer recognized. By September 30, 2001, the Company will perform a transitional fair value based impairment test and if the fair value is less than the recorded value at April 1, 2001, the Company will record an impairment loss in the first quarter, as a cumulative effect of a change in accounting principle.

The following table presents a reconciliation of net income and earnings-per-share amounts, as reported in the financial statements, to those amounts adjusted for goodwill and intangible asset amortization determined in accordance with the provisions of SFAS No. 142.

                                                     Three Months Ended
                                                          June 30,
                                                          --------
                                                        2001                2000
                                                 (Unaudited)         (Unaudited)

                                                   Dollars in thousands except
                                                        per share data



Reported net income                              $    1,342          $    1,003
 Add back:  goodwill amortization                         0                 107
 Add back:  trademarks amortization                       0                   6
 Income tax effect                                        0                 (44)
                                                 ----------          ----------
Adjusted net income                              $    1,342          $    1,072
                                                 ==========          ==========

BASIC EARNINGS PER SHARE:
 Reported net income                             $      .15          $      .11
 Goodwill amortization                                  .00                 .01
 Trademarks amortization                                .00                 .00
 Income tax effect                                      .00                 .00
                                                 ----------          ----------
 Adjusted net income                             $      .15          $      .12
                                                 ==========          ==========

DILUTED EARNINGS PER SHARE:
 Reported net income                             $      .14          $      .11
 Goodwill amortization                                  .00                 .01
 Trademarks amortization                                .00                 .00
 Income tax effect                                      .00                 .00
                                                 ----------          ----------

 Adjusted net income                             $      .14          $      .11
                                                 ==========          ==========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD-LOOKING STATEMENT

This report on Form 10-Q contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the future economic performance and financial results of the Company. The forward-looking statements relate to (i) the expansion of the Company's market share, (ii) the Company's growth into new markets, (iii) the development of new products and product lines to appeal to the needs of the Company's customers, and (iv) the retention of the Company's earnings for use in the operation and expansion of the Company's business.

Important factors and risks that could cause actual results to differ materially from those referred to in the forward-looking statements include, but are not limited to, the effect of economic and market conditions, the impact of the consolidation throughout the healthcare supply chain, the impact of healthcare reform, opportunities for acquisitions and the Company's ability to effectively integrate acquired companies, the ability of the Company to maintain its gross profit margins, the ability to obtain additional financing to expand the Company's business, the failure of the Company to successfully compete with the Company's competitors that have greater financial resources, the loss of key management personnel or the inability of the Company to attract and retain qualified personnel, the availability and possible increases in raw material prices for operating room towels, the impact of current or pending legislation and regulation, as well as the risks described from time to time in the Company's filings with the Securities and Exchange Commission, which include this report on Form 10-Q and the Company's annual report on Form 10-K for the year ended March 31, 2001.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Net sales for the three months ended June 30, 2001 increased 7% to $20,089,000 from $18,808,000 for the three months ended June 30, 2000. The increase in net sales was primarily attributed to a $406,000 or 69% increase in net sales of the collection systems/biohazardous bags, a $431,000 or 9% increase in nets sales of laparotomy sponges, and a $326,000 or 6% increase in net sales of operating room towels. Management believes that the increase in net sales of the collection systems/biohazardous bags, laparotomy sponges and operating room towel product lines was primarily due to greater domestic market penetration.

Gross profit for the three months ended June 30, 2001 increased 16% to $6,017,000 from $5,189,000 for the three months ended June 30, 2000. Gross profit as a percentage of net sales for the three months ended June 30, 2001 increased to 30% of net sales from 28% of net sales for the three months ended June 30, 2000. The increase in gross profit dollars and gross profit percentage was primarily attributable to the increase in net sales and increased manufacturing efficiencies at the Company's manufacturing facility in North Carolina.

Selling, general and administrative expenses for the three months ended June 30, 2001 increased 11% to $3,755,000 from $3,388,000 for the three months ended June 30, 2000. As a percentage of net sales, selling, general and administrative expenses increased to 19% for the three months ended June 30, 2001 from 18% for the three months ended June 30, 2000. The increase in selling, general and administrative expense dollars and as a percentage of net sales was primarily attributable to increased selling expenses associated with achieving higher sales. The increased selling expenses more than offset the $113,000 of goodwill amortization no longer recognized, as the Company, effective April 1, 2001, has adopted the provisions of SFAS No.'s 141 and 142. The increase in selling expenses consisted primarily of increased commissions and salaries.

Interest expense for the three months ended June 30, 2001 decreased 46% to $84,000 from $157,000 for the three months ended June 30, 2000. The decrease in interest expense was attributable to a decrease in the average principal loan balances and interest rates during the quarter ended June 30, 2001, as compared to the quarter ended June 30, 2000. The decrease in principal loan balances outstanding was primarily attributable to net cash provided from operating activities from July 1, 2000 through June 30, 2001.

Net income for the three months ended June 30, 2001 increased to $1,342,000 from $1,003,000 for the three months ended June 30, 2000. The increase in net income is attributable to the aforementioned increase in net sales and gross profit and decrease in interest expense, which were partially offset by an increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $15,705,000 with a current ratio of 3.7 at June 30, 2001 as compared to working capital of $16,687,000 with a current ratio of 4.0 at March 31, 2001. Total borrowings outstanding, including Industrial Revenue Bonds of $4,510,000, were $7,490,000 with a debt to equity ratio of .29 at June 30, 2001 as compared to $8,985,000 with a debt to equity ratio of .35 at March 31, 2001. The decrease in total borrowings outstanding at June 30, 2001 was primarily attributable net cash provided by operating activities.

The Company has financed its operations primarily through cash flow from operations and borrowings from its existing credit facilities. At June 30, 2001 the Company had a cash balance of $576,000 compared to $639,000 at March 31, 2001.

The Company's operating activities provided cash of $2,776,000 for the three (3) months ended June 30, 2001 as compared to $1,231,000 for the three (3) months ended June 30, 2000. Net cash provided for the three (3) months ended June 30, 2001 consisted primarily of net income from operations, decreases in inventories, depreciation and amortization and increases in income taxes payable. These sources of cash more than offset the increase in accounts receivable associated with increased sales, increases in prepaid expenses and other current assets and decreases in accounts payable and accrued expenses.

Investing activities used net cash of $83,000 and $42,000 for the three (3) months ended June 30, 2001 and June 30, 2000, respectively. The principal uses for the three (3) months ended June 30, 2001 were purchases of property and equipment.

Financing activities used cash of $2,756,000 for the three (3) months ended June 30, 2001 compared to $1,526,000 for the three (3) months ended June 30, 2000. The cash used in financing activities along with the decrease in the cash balance was used for net principal payments on its existing credit facilities and capital lease obligations of $1,526,000 and the repurchase of the Company's common stock of $1,333,000.

At June 30, 2001, the Company had no material commitments for capital expenditures.

The Company believes that the anticipated future cash flow from operations, coupled with its cash on hand and available funds under its revolving credit agreements, will be sufficient to meet working capital requirements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the prime rate of interest plus a spread of up to 1/4%, LIBOR rate plus a spread of up to 2 1/2%, or at 1 1/4% over the prevailing bankers' acceptance rate. The spread over prime and LIBOR rates is determined based upon the Company's performance with regard to agreed upon financial ratios. The Company decides at its sole discretion as to whether borrowings will be at prime, LIBOR or bankers' acceptance rates. At June 30, 2001, $2,980,000 was outstanding under the credit facility. Changes in the prime rate, LIBOR rates or bankers' acceptance rates during fiscal 2002 will have a positive or negative effect on the Company's interest expense. Each 1% fluctuation in the interest rate will increase or decrease interest expense for the Company by approximately $30,000 on an annualized basis.

In addition, the Company is exposed to interest rate change market risk with respect to the proceeds received from the issuance and sale by the Buncombe County Industrial and Pollution Control Financing Authority Industrial Development Revenue Bonds. At June 30, 2001, $4,510,000 was outstanding for these Bonds. The Bonds bear interest at a variable rate determined weekly. During the quarter ended June 30, 2001, the interest rate on the Bonds approximated 3.5%. Each 1% fluctuation in interest rates will increase or decrease interest expense on the Bonds by approximately $45,000 on an annualized basis.

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



                                         MEDICAL ACTION INDUSTRIES INC.


Dated:  August 9, 2001                   By:  /s/ Richard G. Satin
                                              --------------------
                                              Richard G. Satin, Vice President
                                              (Principal Accounting Officer)