Form 10-Q
period 2001-09-30
MEDICAL ACTION INDUSTRIES INC
filed 2001-11-09
CIK 748270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,317,672 shares of common stock as of September 30, 2001.

                                    FORM 10-Q

                                    CONTENTS


                                                                                                                PAGE
                                                                                                                ----
                                                                                                                 NO.
                                                                                                                 ---
PART I -          FINANCIAL INFORMATION

ITEM 1.           Condensed Financial Statements

                  Balance Sheets at September 30, 2001 (Unaudited) and March 31, 2001                            3-4

                  Statements of Earnings for the Three Months ended September 30, 2001 and 2000
                  (Unaudited)                                                                                      5

                  Statements of Earnings for the Six Months ended September 30, 2001 and 2000
                  (Unaudited)                                                                                      6

                  Statements of Cash Flows for the Six Months ended September 30, 2001 and 2000
                  (Unaudited)                                                                                      7

                  Notes to Financial Statements (Unaudited)                                                     8-11

ITEM 2.           Management's Discussion and Analysis of Results of Operations and Financial Condition        12-15

ITEM 3.           Quantitative and Qualitative Disclosures about Market Risk                                      15

PART II -         OTHER INFORMATION                                                                               16
                  -----------------

                         MEDICAL ACTION INDUSTRIES INC.
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                                     SEPTEMBER 30,          MARCH 31,
                                                                                              2001               2001
                                                                                       -----------            --------
                                                                                       (UNAUDITED)

CURRENT ASSETS:

Cash                                                                                         $ 221              $ 639
Accounts receivable less allowance for doubtful accounts of $214 at September
30, 2001 and $193 at March 31, 2001                                                         10,607              8,606

Inventories                                                                                 11,276             12,547
Prepaid expenses                                                                               392                284
Deferred income taxes                                                                          211                211
Other current assets                                                                           105                 56
                                                                                            ------             -------

TOTAL CURRENT ASSETS:                                                                       22,182             22,343

Property, plant and equipment, net                                                           9,453              9,617
Due from officers                                                                              382                383
Goodwill                                                                                     6,773              6,773
Trademarks                                                                                     402                402

Other assets                                                                                   236                286
                                                                                            ------             ------

TOTAL ASSETS:                                                                              $40,058            $39,804
                                                                                           =======            =======



              The accompanying notes are an integral part of these
                             financial statements.

                         MEDICAL ACTION INDUSTRIES INC.
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                     SEPTEMBER 30,          MARCH 31,
                                                                                              2001               2001
                                                                                          --------            -------
                                                                                       (UNAUDITED)
CURRENT LIABILITIES:

Accounts payable                                                                           $ 2,544            $ 2,109
Accrued expenses, payroll and payroll taxes                                                  1,720              1,788
Accrued income taxes                                                                           312                316
Current portion of capital lease obligations                                                    26                 83
Current portion on long-term debt                                                            1,110              1,360
                                                                                           -------            -------

TOTAL CURRENT LIABILITIES:                                                                   5,712              5,656

Deferred income taxes                                                                          600                600

Capital lease obligations, less current portion                                                  2                  2
Long-term debt, less current portion                                                         4,955              7,625
                                                                                           -------            --------

TOTAL LIABILITIES:                                                                          11,269             13,883

SHAREHOLDERS' EQUITY:

Common stock 15,000,000 shares authorized, $.001 par value; issued and outstanding 9,249,422 shares at September 30, 2001 and 9,155,115 shares at
March 31, 2001                                                                                   9                  9
Additional paid-in capital, net                                                              9,371              9,436
Retained earnings                                                                           19,409             16,476
                                                                                            ------             ------

TOTAL SHAREHOLDERS' EQUITY:                                                                 28,789             25,921
                                                                                            ------             ------

COMMITMENTS

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY:                                                  $40,058            $39,804
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

                         MEDICAL ACTION INDUSTRIES INC.
                              STATEMENT OF EARNINGS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                         THREE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                             2001                2000
                                                                                           ------              ------
Net sales                                                                                $20,855              $19,083

Cost of sales                                                                              14,305              13,577
                                                                                          -------              ------

Gross profit                                                                                6,550               5,506

Selling, general and administrative expenses                                                3,924               3,542
Interest expense                                                                               55                 161
Interest income                                                                               (21)                  -
                                                                                          -------              ------

Income before income taxes                                                                  2,592               1,803
Income tax expense                                                                          1,002                 752
                                                                                          -------              ------

Net income                                                                                 $1,590              $1,051
                                                                                           ======              ======
Net income per share basic                                                                 $  .17              $  .11
                                                                                           ======              ======

Net income per share diluted                                                               $  .16              $  .11
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

                         MEDICAL ACTION INDUSTRIES INC.
                              STATEMENT OF EARNINGS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                              Six Months Ended
                                                                                                September 30,
                                                                                             2001                2000
                                                                                           ------              ------
Net sales                                                                                 $40,944              $37,891

Cost of sales                                                                              28,377               27,196
                                                                                          -------              ------

Gross profit                                                                               12,567              10,695

Selling, general and administrative expenses                                                7,679               6,930
Interest expense                                                                              139                 318
Interest income                                                                               (39)                  -
                                                                                           ------               ------

Income before income taxes                                                                  4,788               3,447
Income tax expense                                                                          1,856               1,393
                                                                                           ------               ------

Net income                                                                                $ 2,932             $ 2,054
                                                                                          =======             =======

Net income per share basic                                                                $   .32             $   .22
                                                                                          =======             =======

Net income per share diluted                                                              $   .29             $   .21
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

                         MEDICAL ACTION INDUSTRIES INC.
                             STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                            SIX MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                         2001              2000
                                                                                         ----              ----
OPERATING ACTIVITIES
 Net Income                                                                         $        2,932   $        2,054
Adjustments to reconcile net income to net cash provided by
 operating activities:
 Depreciation and amortization                                                                 509              689
 Provision for doubtful accounts                                                                21               18
 Deferred compensation                                                                          24               18
Changes in operating assets and liabilities:
 Accounts receivable                                                                        (2,022)            (748)
 Inventories                                                                                  1,271             508
 Prepaid expense and other current assets                                                     (157)            (160)
 Other assets                                                                                    7               53
 Accounts payable                                                                              435           (1,067)
 Income taxes payable                                                                          852              304
 Accrued expenses, payroll and payroll taxes                                                  (68)              567
                                                                                    -------------    --------------
Net cash provided by operating activities                                                   3,804             2,236
                                                                                    -------------    --------------

INVESTING ACTIVITIES
 Principal payment received for loans to officers                                               1                -
 Purchase of property, plant and equipment                                                   (302)           (1,601)
                                                                                    -------------    --------------
Net cash used in investing activities                                                        (301)           (1,601)
                                                                                    -------------    --------------

FINANCING ACTIVITIES
 Proceeds from revolving line of credit and long term borrowings                              775             1,955
 Principal payments on revolving line of credit, long term debt, and
  capital lease obligations                                                                (3,752)           (3,141)
 Repurchases of Company Common Stock                                                       (1,333)                -
 Proceeds from exercise of employee stock options                                             389                85
                                                                                    -------------    --------------
Net cash used in financing activities                                                      (3,921)           (1,101)
                                                                                    -------------    --------------
Decrease in cash                                                                             (418)             (466)
 Cash at beginning of year                                                                    639               602
                                                                                    -------------    --------------
 Cash at end of period                                                              $         221    $          136
                                                                                    ===============  ==============


    The accompanying notes are an integral part of these financial statements

                  MEDICAL ACTION INDUSTRIES INC. AND SUBSIDIARY
                  ---------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (UNAUDITED)

Note 1.                    BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-Q for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six (6) month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for the year ended March 31, 2001.

Note 2.                    INVENTORIES

Inventories, which are stated at the lower of cost (first-in, first-out) or market, consist of the following:

                                                   September 30,                   March 31,
                                                            2001                        2001
                                                       ---------                   ---------
                                                    (unaudited)
                                                    (in thousands of dollars)

Finished Goods                                            $6,428                      $5,671
Work in Process                                               71                           -
Raw Materials                                              4,777                       6,876
                                                        --------                     -------

Total                                                   $ 11,276                    $ 12,547
                                                        ========                    ========

NOTE 3.                    NET INCOME PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share is based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average prices during the periods. Excluded from the calculation of earnings per share are options and warrants to purchase 80,000 shares for the three months ended September 30, 2000, as their inclusion would not have been dilutive. The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended September 30, 2001 and for the three and six months ended September 30, 2000.

                  MEDICAL ACTION INDUSTRIES INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3. (continued)

                                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                            SEPTEMBER 30,                      SEPTEMBER 30,
                                                        2001              2000              2001            2000
                                                        ----              ----              ----            ----
                                                                     (dollars in thousands except
                                                                            per share data)
NUMERATOR:
---------

Net income for basic and
 dilutive earnings per share                                 $1,590           $1,051           $ 2,932         $2,054
                                                             ======           ======           =======         ======

DENOMINATOR:
-----------

Denominator for basic earnings
 per share - weighted average shares                      9,136,994        9,232,511         9,121,523      9,220,995
                                                          ---------        ---------         ---------      ---------

Effect of dilutive securities

Employee and director stock options                       1,011,166          370,668           861,119        351,228
Warrants                                                     45,942           17,809            52,957         14,430
                                                             ------           ------            ------         ------

Dilutive potential common shares                          1,057,108          388,477           914,076        365,658
                                                          ---------          -------           -------        -------

Denominator for diluted earnings per
 share - adjusted weighted average
 shares                                                  10,194,102        9,620,988        10,035,599      9,586,653
                                                         ==========        =========        ==========      =========

Basic earnings per share                                       $.17             $.11              $.32           $.22
                                                               ====             ====              ====           ====

Diluted earnings per share                                     $.16             $.11              $.29           $.21
                                                               ====             ====              ====           ====

NOTE 4.                    STOCKHOLDERS' EQUITY

For the three and six months ended September 30, 2001, 116,500 and 247,750 stock options were exercised by employees of the Company in accordance with the Company's 1989 Non-Qualified Stock Option Plan and 1994 Stock Incentive Plan, respectively. The exercise price of the options exercised ranged from $1.69 per share to $3.94 per share, the net cash proceeds from these exercises were $289,000 for the three months ended September 30, 2001 and $389,000 for the six months ended September 30, 2001.

On April 6, 2001, the Company made a loan to an officer, which totaled $126,000. The loan, which involves the purchase of the Company's common stock bears interest at 7% and is due on May 1, 2006. The loan has been deducted from Shareholders' equity.

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

Pursuant to an acquisition, the Board of Directors approved the issuance of a ten-year warrant to purchase 50,000 shares of the Company's common stock to Acme United Corporation, at $2.84 per share, the market value on the date of grant. In August 2001, the warrant was exercised through the cashless exercise provision in the agreement, pursuant to which, 38,258 shares of the Company's common stock were issued.

As consideration for services received, the Board of Directors approved the issuance of a five-year warrant to purchase 50,000 shares of the Company's common stock, at $3.47 per share, the market value on the date of the grant. During the quarter ended September 30, 2001, 10,500 shares of the warrant were exercised through the cashless exercise provision in the agreement, pursuant to which, 7,364 shares of the Company's common stock were issued.

For the three months ended June 30, 2001, the Company repurchased and retired 211,300 shares of the Company's common stock at an average price of $6.31 per share, bringing the cumulative total to 350,100 shares at an average price of $5.39 per share. No shares were repurchased and retired for the three months ended September 30, 2001.

NOTE 5.           ACCOUNTING FOR BUSINESS COMBINATIONS, INTANGIBLE ASSETS AND
                  GOODWILL

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test.

The Company has adopted as of April 1, 2001, the provisions of SFAS Nos. 141 and
142. Therefore, annual and quarterly amortization of goodwill and trademarks of $452,000 and $114,000 are no longer recognized. The Company has performed a transitional fair value based impairment test and has determined that no impairment of goodwill or trademarks exist as of September 30, 2001.

The following table presents a reconciliation of net income and earnings-per-share amounts, as reported in the financial statements, to those amounts adjusted for goodwill and intangible asset amortization determined in accordance with the provisions of SFAS No. 142.


                                                          THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                SEPTEMBER 30,                        SEPTEMBER 30,
                                                         -------------------                   ------------------
                                                             2001               2001               2000              2001
                                                       (UNAUDITED)        (UNAUDITED)        (UNAUDITED)       (UNAUDITED)
                                                                DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA

Reported net income                                        $1,590            $1,051              $2,932            $2,054
 Add back:  goodwill amortization                               0               108                   0               215
 Add back:  trademarks amortization                             0                 6                   0                12
 Income tax effect                                              0               (44)                  0               (88)
                                                      -----------      ------------        ------------       -----------
Adjusted net income                                        $1,590            $1,121              $2,932            $2,193
                                                      ===========      ============        ============       ===========

BASIC EARNINGS PER SHARE:
 Reported net income                                         $.17              $.11               $.32               $.22
 Goodwill amortization                                        .00               .01                .00                .02
 Trademarks amortization                                      .00               .00                .00                .00
 Income tax effect                                            .00               .00                .00               (.01)
                                                      -----------      ------------        ------------       -----------
 Adjusted net income                                         $.17              $.12               $.32               $.24
                                                      ===========      ============        ============       ============

DILUTED EARNINGS PER SHARE:
 Reported net income                                         $.16              $.11               $.29               $.21
 Goodwill amortization                                        .00               .01                .00                .02
 Trademarks amortization                                      .00               .00                .00                .00
 Income tax effect                                            .00               .00                .00               (.01)
                                                      -----------      ------------        -----------        -----------

 Adjusted net income                                         $.14              $.12               $.29               $.23
                                                      ===========      ============        ============       ============



NOTE 6.           SUBSEQUENT EVENT

On October 4, 2001, the Company has agreed, in principle, to acquire: (i) sterile kits for the insertion of intravenous catheters ("I.V. Start Kits"); and
(ii) sterile procedure trays containing components necessary for the maintenance of large catheters inserted into the chest cavity ("Central-Line Dressing Trays") from Medi-Flex Hospital Products, Inc. of Overland Park, Kansas. The products being acquired accounted for approximately $8,300,000 of the seller's net revenue for the year ended December 31, 2000. The purchase price, which includes the purchase of inventory, certain fixed assets and a trademark is approximately $11,250,000. The transaction is expected to close approximately sixty (60) days after the agreement date. It is expected that the purchase price will be financed by the Company through borrowings on our existing credit facility.

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

RESULTS OF OPERATIONS
---------------------

SIX MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO SIX MONTHS ENDED
SEPTEMBER 30, 2000
----------------------------------------------------------------

Net sales for the six months ended September 30, 2001 increased 8% to $40,944,000 from $37,891,000 for the six months ended September 30, 2000. The increase in net sales was primarily attributable to a $764,000, or 58% increase in net sales of the collection systems/biohazardous bags, a $1,674,000 or 15% increase in net sales of operating room towels and a $455,000 or 4% increase in net sales of laparotomy sponges. Management believes that the increase in net sales of the collection systems/biohazardous bags, operating room towel and laparotomy sponge product lines was primarily due to greater domestic market penetration.

Gross profit for the six months ended September 30, 2001 increased 18% to $12,567,000 from $10,695,000 for the six months ended September 30, 2000. Gross profits as a percentage of net sales for the six months ended September 30, 2001 increased to 31% of net sales from 28% of net sales for the six months ended September 30, 2000. The increase in gross profit dollars and gross profit percentage was primarily attributable to the increase in net sales and increased manufacturing efficiencies at the Company's manufacturing facility in North Carolina.

Selling, general and administrative expenses for the six months ended September 30, 2001 increased 11% to $7,679,000 from $6,930,000 for the six months ended September 30, 2000. As a percentage of net sales, selling, general and administrative expenses increased to 19% for the six months ended September 30, 2001 from 18% for the six months ended September 30, 2000. The increase in selling, general and administrative expense dollars and as a percentage of sales was primarily attributable to increased selling expenses associated with achieving higher sales. The increased selling expenses more than offset the $227,000 of goodwill and trademarks amortization no longer recognized, as the Company, effective April 1, 2001, has adopted the provisions of SFAS No.'s 141 and 142. The increase in selling expenses consisted primarily of increased commissions and salaries.

Interest expense for the six months ended September 30, 2001 decreased 56% to $139,000 from $318,000 for the six months ended September 30, 2000. The decrease in interest expense was attributable to a decrease in the average principal loan balances during the six months ended September 30, 2001, as compared to the six months ended September 30, 2000. The decrease in principal loan balances outstanding was primarily attributable to net cash provided from operating activities from October 1, 2000 through September 30, 2001.

Net income for the six months ended September 30, 2001 increased to $2,932,000 from $2,054,000 for the six months ended September 30, 2000. The increase in net income is attributable to the aforementioned increase in net sales, gross profit, and a decrease in interest expense, which were partially offset by an increase in selling, general and administrative expenses.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Net sales for the three months ended September 30, 2001 increased 9% to $20,855,000 from $19,083,000 for the three months ended September 30, 2000. The increase in net sales was primarily attributable to a $358,000 or 49% increase in net sales of the Acme product line; a $198,000 or 37% increase in the net sales of the collection systems/biohazardous bags and a $1,347,000 or 26% increase in net sales of operating room towels. Management believes that the increase in net sales of the collection systems/biohazardous bags and operating room towel product lines was primarily due to greater domestic market penetration.

Gross profit for the three months ended September 30, 2001 increased 19% to $6,550,000 from $5,506,000 for the three months ended September 30, 2001. Gross profit as a percentage of net sales for the three months ended September 30, 2001 increased to 31% of net sales from 29% of net sales for the three months ended September 30, 2000. The increase in gross profit dollars and gross profit percentage was primarily attributable to the increase in net sales and increased manufacturing efficiencies at the Company's manufacturing facility in North Carolina.

Selling, general and administrative expenses for the three months ended September 30, 2001 increased 11% to $3,924,000 from $3,542,000 for the three months ended September 30, 2000. As a percentage of net sales, selling, general and administrative expenses were 19% for the three months ended September 30, 2001 and for the three months ended September 30, 2000. The increase in selling, general and administrative expense dollars was primarily attributable to increased selling expenses associated with achieving higher sales. The increased selling expenses more than offset the $114,000 of goodwill and trademarks amortization no longer recognized, as the Company, effective April 1, 2001, has adopted the provisions of SFAS No.'s 141 and 142. The increase in selling expenses consisted primarily of increased commissions and salaries.

Interest expense for the three months ended September 30, 2001 decreased 66% to $55,000 from $161,000 for the three months ended September 30, 2000. The decrease in interest expense was attributable to a decrease in the average principal loan balances and interest rates during the quarter ended September 30, 2001, as compared to the quarter ended September 30, 2000. The decrease in principal loan balances outstanding was primarily attributable to net cash provided from operating activities from October 1, 2000 through September 30, 2001.

Net income for the three months ended September 30, 2001 increased to $1,590,000 from $1,051,000 for the three months ended September 30, 2000. The increase in net income is attributable to the aforementioned increase in net sales and gross profit and decrease in interest expense, which were partially offset by an increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company had working capital of $16,470,000 with a current ratio of 3.9 at September 30, 2001 as compared to working capital of $16,687,000 with a current ratio of 4.0 at March 31, 2001. Total borrowings outstanding, including Industrial Revenue Bonds of $4,420,000, were $6,065,000 with a debt to equity ratio of .21 at September 30, 2001 as compared to $8,985,000 with a debt to equity ratio of .35 at March 31, 2001. The decrease in total borrowings outstanding at September 30, 2001 was primarily attributable to net cash provided by operating activities.

The Company has financed its operations primarily through cash flow from operations and borrowings from its existing credit facilities. At September 30, 2001, the Company had a cash balance of $221,000 compared to $639,000 at March 31, 2001.

The Company's operating activities provided cash of $3,804,000 for the six months ended September 30, 2001 as compared to $2,236,000 provided for the six months ended September 30, 2000. Net cash provided for the six months ended September 30, 2001 consisted primarily of net income from operations, decreases in inventories, depreciation, amortization, increases in income taxes payable and accounts payable. These sources of cash more than offset the increase in accounts receivable associated with increased sales, increases in prepaid expenses and other current assets and decreases in accrued expenses.

Investing activities used net cash of $301,000 and $1,601,000 for the six months ended September 30, 2001 and September 30, 2000, respectively. The principal uses for the six months ended September 30, 2001 were purchases of property and equipment.

Financing activities used cash of $3,921,000 for the six months ended September 30, 2001 compared to $1,101,000 used for the six months ended September 30, 2000. The cash used in financing activities along with the decrease in the cash balance was used for net principal payments on its existing credit facilities and capital lease obligations of $2,977,000 and the repurchase of the Company's common stock of $1,333,000.

On October 4, 2001, the Company has agreed, in principle, to acquire: (i) sterile kits for the insertion of intravenous catheters ("I.V. Start Kits"); and
(ii) sterile procedure trays containing components necessary for the maintenance of large catheters inserted into the chest cavity ("Central-Line Dressing Trays") from Medi-Flex Hospital Products, Inc. of Overland Park, Kansas. The products being acquired accounted for approximately $8,300,000 of the seller's net revenue for the year ended December 31, 2000. The purchase price, which includes the purchase of inventory, certain fixed assets and a trademark is approximately $11,250,000. The transaction is expected to close approximately sixty (60) days after the agreement date. It is expected that the purchase price will be financed by the Company through borrowings on our existing credit facility.

At September 30, 2001, the Company had no material commitments for capital expenditures.

The Company believes that the anticipated future cash flow from operations, coupled with its cash on hand and available funds under its revolving credit agreements, will be sufficient to meet working capital requirements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the prime rate of interest plus a spread of up to 1/4%, LIBOR rate plus a spread of up to 2 1/2%, or at 1 1/4% over the prevailing bankers' acceptance rate. The spread over prime and LIBOR rates is determined based upon the Company's performance with regard to agreed upon financial ratios. The Company decides at its sole discretion as to whether borrowings will be at prime, LIBOR or bankers' acceptance rates. At September 30, 2001, $1,645,000 was outstanding under the credit facility. Changes in the prime rate, LIBOR rates or bankers' acceptance rates during fiscal 2002 will have a positive or negative effect on the Company's interest expense. Each 1% fluctuation in the interest rate will increase or decrease interest expense for the Company by approximately $16,000 on an annualized basis.

In addition, the Company is exposed to interest rate change market risk with respect to the proceeds received from the issuance and sale by the Buncombe County Industrial and Pollution Control Financing Authority Industrial Development Revenue Bonds. At September 30, 2001, $4,420,000 was outstanding for these Bonds. The Bonds bear interest at a variable rate determined weekly. During the six months ended September 30, 2001, the interest rate on the Bonds approximated 3.0%. Each 1% fluctuation in interest rates will increase or decrease interest expense on the Bonds by approximately $44,000 on an annualized basis.

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

               None

ITEM 3.        Defaults upon Senior Securities

               None

ITEM 4         Submission of Matters to a Vote of Security Holders

               A. The Registrant held its Annual Meeting of Stockholders on August 15, 2001.

               B. Two Directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2004. The names of the Directors and votes cast in favor of their election and shares withheld are as follows:

                    Name                Votes for      Votes Withheld
                    ----                ---------      --------------
                    Bernard Wengrover   7,567,948      442,693
                    Paul D. Meringolo   7,567,948      442,693

               C. The stockholders also approved amendments to the Company's 1994 Stock Incentive Plan to (a) extend the termination date of the Incentive Plan to August 10, 2009; and (b) increase the number of shares issuable thereunder to 1,350,000; 3,842,484 shares voted in favor of the amendments, 794,308 shares voted against and 40,118 shares abstained from voting.

               D. The stockholders also approved a proposal to ratify the appointment of Grant Thornton LLP as independent certified public accountants of the Company for the fiscal year ended March 31, 2002; 7,976,243 shares voted in favor of the proposal, 10,129 shares voted against and 24,269 shares abstained from voting.

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


Dated:  November 9, 2001      By:  /s/ Richard G. Satin
        ----------------           --------------------
                                   Richard G. Satin, Vice President
                                   (Principal Accounting Officer)