Form 10-Q
period 2001-12-31
MEDICAL ACTION INDUSTRIES INC
filed 2002-02-13
CIK 748270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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

                                 Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,462,422 shares of common stock as of February 6, 2002.

                                    FORM 10-Q

                                    CONTENTS
                                                                        PAGE NO.
PART I -   FINANCIAL INFORMATION

ITEM 1.    Condensed Financial Statements

           Balance Sheets at December 31, 2001 (Unaudited) and
           March 31, 2001                                                 3-4

           Statements of Earnings for the Three and Nine Months ended
           December 31, 2001 and December 31, 2000 (Unaudited)            5-6

           Statements of Cash Flows for the Nine Months ended
           December 31, 2001 and December 31, 2000 (Unaudited)              7

           Notes to Financial Statements (Unaudited)                      8-12

ITEM 2.    Management's Discussion and Analysis of Results of
           Operations and Financial Condition                            12-16

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk    16-17

PART II -  OTHER INFORMATION                                             18-19

                         MEDICAL ACTION INDUSTRIES INC.
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)
                                     ASSETS

                                                            DECEMBER 31,   MARCH 31,
                                                                2001         2001
                                                              -------      -------
CURRENT ASSETS:

Cash                                                          $ 1,173      $   639
Accounts receivable less allowance for doubtful accounts of
$224 at December 31, 2001 and $193 at March 31, 2001            9,006        8,606

Inventories                                                    13,299       12,547
Prepaid expenses                                                  460          284
Deferred income taxes                                             211          211
Other current assets                                               30           56
                                                              -------      -------

TOTAL CURRENT ASSETS:                                          24,179       22,343

Property, plant and equipment, net                              9,685        9,617
Due from officers                                                 382          383
Goodwill                                                       16,553        6,773
Trademarks                                                        569          402
Other intangible assets                                           372           --

Other assets                                                      210          286
                                                              -------      -------

TOTAL ASSETS:                                                 $51,950      $39,804
                                                              =======      =======

   The accompanying notes are an integral part of these financial statements.

                         MEDICAL ACTION INDUSTRIES INC.
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                DECEMBER 31,   MARCH 31,
                                                                                    2001          2001
                                                                                  -------       -------
CURRENT LIABILITIES:

Accounts payable                                                                  $ 1,714       $ 2,109
Accrued expenses, payroll and taxes                                                 1,594         1,788
Accrued income taxes                                                                  142           316
Current portion of capital lease obligations                                           25            83
Current portion of long-term debt                                                   2,160         1,360
                                                                                  -------       -------

TOTAL CURRENT LIABILITIES:                                                          5,635         5,656

Deferred income taxes                                                                 600           600

Capital lease obligations, less current portion                                        --             2
Long-term debt, less current portion                                               14,680         7,625
                                                                                  -------       -------

TOTAL LIABILITIES:                                                                 20,915        13,883

COMMITMENTS

SHAREHOLDERS' EQUITY:

Common stock 15,000,000 shares authorized, $.001 par value; issued and outstanding 9,320,672 shares at December 31, 2001 and 9,155,115 shares at
March 31, 2001                                                                          9             9
Additional paid in capital, net                                                    10,017         9,436
Retained earnings                                                                  21,009        16,476
                                                                                  -------       -------

TOTAL SHAREHOLDERS' EQUITY:                                                        31,035        25,921
                                                                                  -------       -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY:                                       $51,950       $39,804
                                                                                  =======       =======

   The accompanying notes are an integral part of these financial statements.

                         MEDICAL ACTION INDUSTRIES INC.
                             STATEMENTS OF EARNINGS
              (DOLLARS IN THOUSANDS EXCEPT EARNINGS PER SHARE DATA)
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED
                                                        DECEMBER 31,
                                                    2001           2000
                                                  --------       --------
Net sales                                         $ 20,429       $ 18,534
Cost of sales                                       14,232         12,910
                                                  --------       --------

Gross profit                                         6,197          5,624

Selling, general and administrative expenses         3,531          3,659
Interest expense
                                                        59            162
Interest income                                        (18)           (42)
                                                  --------       --------
Income before income taxes                           2,625          1,845
Income tax expense                                   1,024            744
                                                  --------       --------

Net income                                        $  1,601       $  1,101
                                                  ========       ========
Net income per share basic                        $    .17       $    .12
                                                  ========       ========
Net income per share diluted                      $    .16       $    .12
                                                  ========       ========

   The accompanying notes are an integral part of these financial statements.

                         MEDICAL ACTION INDUSTRIES INC.
                             STATEMENTS OF EARNINGS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                      NINE MONTHS ENDED
                                                          DECEMBER 31,
                                                     2001            2000
                                                   --------        --------
Net sales                                          $ 61,373        $ 56,425

Cost of sales                                        42,609          40,106
                                                   --------        --------

Gross profit                                         18,764          16,319

Selling, general and administrative expenses         11,210          10,589
Interest expense                                        198             480
Interest income                                         (57)            (42)
                                                   --------        --------
Income before income taxes                            7,413           5,292
Income tax expense                                    2,880           2,137
                                                   --------        --------
Net income                                         $  4,533        $  3,155
                                                   ========        ========
Net income per share basic                         $    .49        $    .34
                                                   ========        ========
Net income per share diluted                       $    .45        $    .33
                                                   ========        ========

   The accompanying notes are an integral part of these financial statements.

                         MEDICAL ACTION INDUSTRIES INC.
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                               NINE MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                              2001            2000
                                                                            --------        --------
OPERATING ACTIVITIES
 Net income                                                                 $  4,533        $  3,155
Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization                                                   761           1,048
 Provision for doubtful accounts                                                  31              27
 Deferred compensation                                                            24              36
 Loss on sale of property and equipment                                           --               2
Changes in operating assets and liabilities net of acquisition:
 Accounts receivable                                                            (431)         (1,548)
 Inventories                                                                    (102)           (424)
 Prepaid expenses and other current assets                                      (150)           (183)
 Other assets                                                                     12              43
 Accounts payable                                                               (395)         (1,010)
 Income taxes payable                                                          1,143             314
 Accrued expenses, payroll and payroll taxes                                    (194)            663
                                                                            --------        --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                      5,232           2,123
                                                                            --------        --------

INVESTING ACTIVITIES
 Purchase price and related acquisition costs                                (11,269)             --
 Principal payment received for loans to officers                                  1              --
 Purchase of property, plant and equipment                                      (465)         (1,878)
                                                                            --------        --------
NET CASH USED IN INVESTING ACTIVITIES                                        (11,733)         (1,878)
                                                                            --------        --------

FINANCING ACTIVITIES
 Proceeds from revolving line of credit and long-term borrowings              12,635           3,980
 Principal payments on revolving line of credit, long-term debt and
  capital lease obligations                                                   (4,840)         (4,470)
 Repurchases of company common stock                                          (1,333)           (153)
 Proceeds from exercise of employee stock options                                573             101
                                                                            --------        --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                            7,035            (542)
                                                                            --------        --------

INCREASE (DECREASE) IN CASH                                                      534            (297)
 Cash at beginning of year                                                       639             602
                                                                            --------        --------
 Cash at end of period                                                      $  1,173        $    305
                                                                            ========        ========

   The accompanying notes are an integral part of these financial statements.

                  MEDICAL ACTION INDUSTRIES INC.AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ended March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for the year ended March 31, 2001.

NOTE 2. INVENTORIES

Inventories, which are stated at the lower of cost (first-in, first-out) or market, consist of the following:

                                               DECEMBER 31,         MARCH 31,
                                                  2001                2001
                                                -------             -------
                                                 (IN THOUSANDS OF DOLLARS)
Finished Goods                                  $ 6,260             $ 5,671
Work in Process                                     100                  --
Raw Materials                                     6,939               6,876
                                                -------             -------
Total                                           $13,299             $12,547
                                                =======             =======

NOTE 3. NET INCOME PER SHARE

Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share is based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options or warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. Excluded from the calculation of earnings per share are options and warrants to purchase 128,500 shares for the three months ended December 31, 2000, as their inclusion would not have been dilutive. The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended December 31, 2001 and December 31, 2000, respectively.

                  MEDICAL ACTION INDUSTRIES INC.AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3. (CONTINUED)

                                            THREE MONTHS ENDED                 NINE MONTHS ENDED
                                               DECEMBER 31,                      DECEMBER 31,
                                          2001             2000             2001             2000
                                       -----------      -----------      -----------      -----------
                                                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
NUMERATOR:

Net income for basic and
 dilutive earnings per share           $     1,601      $     1,101      $     4,533      $     3,155
                                       ===========      ===========      ===========      ===========

DENOMINATOR:

Denominator for basic earnings
 per share - weighted average shares     9,310,403        9,239,015        9,184,483        9,227,001
                                       -----------      -----------      -----------      -----------

Effect of dilutive securities

Employee and director stock options        934,959          264,312          885,732          322,240
Warrants                                    29,071            8,939           44,995           12,616
                                       -----------      -----------      -----------      -----------

Dilutive potential common shares           964,030          273,251          930,727          334,856
                                       -----------      -----------      -----------      -----------

Denominator for diluted earnings per
 share - adjusted weighted average
 shares                                 10,274,433        9,512,266       10,115,210        9,561,857
                                       ===========      ===========      ===========      ===========

Basic earnings per share               $       .17      $       .12      $       .49      $       .34
                                       ===========      ===========      ===========      ===========

Diluted earnings per share             $       .16      $       .12      $       .45      $       .33
                                       ===========      ===========      ===========      ===========

NOTE 4. STOCKHOLDERS' EQUITY

For the three and nine months ended December 31, 2001, 71,250 and 319,000 stock options, respectively, were exercised by employees of the Company in accordance with the Company's 1989 Non-Qualified Stock Option Plan and 1994 Stock Incentive Plan, respectively. The exercise price of the options exercised ranged from $1.69 per share to $3.94 per share, the net cash proceeds from these exercises were $184,000 for the three months ended December 31, 2001 and $573,000 for the nine months ended December 31, 2001.

On April 6, 2001, the Company made a loan to an officer, which totaled $126,000. The loan, which involves the purchase of the Company's common stock bears interest at 7% and is due on May 1, 2006. The loan has been deducted from Shareholders' equity.

Pursuant to an Employment Agreement dated October 1997, the Board of Directors approved the issuance of a five-year warrant to purchase 35,000 shares of the Company's common stock to a former principal stockholder of Dayhill Corporation, at $3.94 per share, the market value on the date of grant. In June 2001, the warrant was exercised through the cashless exercise provision in the agreement, pursuant to which 17,321 shares of the Company's common stock were issued.

Pursuant to an acquisition done in March 1999, the Board of Directors approved the issuance of a ten-year warrant to purchase 50,000 shares of the Company's common stock to Acme United Corporation, at $2.84 per share, the market value on the date of grant. In August 2001, the warrant was exercised through the cashless exercise provision in the agreement, pursuant to which, 38,258 shares of the Company's common stock were issued.

In July 2000, as consideration for services received, the Board of Directors approved the issuance of a five-year warrant to purchase 50,000 shares of the Company's common stock, at $3.47 per share, the market value on the date of grant. During the quarter ended September 30, 2001, 10,500 shares of the warrant were exercised through the cashless exercise provision in the agreement, pursuant to which, 7,364 shares of the Company's common stock were issued.

During the three months ended June 30, 2001, the Company repurchased and retired 211,300 shares of the Company's common stock at an average price of $6.31 per share, bringing the cumulative total to 350,100 shares at an average price of $5.39 per share. No additional shares have been repurchased and retired subsequent to June 30, 2001.

NOTE. 5. ACCOUNTING FOR BUSINESS COMBINATIONS, INTANGIBLE ASSETS AND GOODWILL

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

The Company has adopted as of April 1, 2001, the provisions of SFAS Nos. 141 and
142. Therefore, annual and quarterly amortization of goodwill and trademarks of $452,000 and $113,000 are no longer recognized. The Company has performed a transitional fair value based impairment test and has determined that no impairment of goodwill or trademarks exist as of April 1, 2001.

The following table presents a reconciliation of net income and earnings-per-share amounts, as reported in the financial statements, to those amounts adjusted for goodwill and intangible asset amortization determined in accordance with the provisions of SFAS No. 142.

                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                            DECEMBER 31,            DECEMBER 31,
                                      ---------------------    ----------------------
                                         2001        2000         2001         2000
                                      ---------   ---------    ---------    ---------
                                     (UNAUDITED) (UNAUDITED)  (UNAUDITED)  (UNAUDITED)
                                         DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA
Reported net income                   $   1,601   $   1,101    $   4,533    $   3,155
 Add back:  goodwill amortization             0         107            0          322
 Add back:  trademarks amortization           0           6            0           18
 Income tax effect                            0         (44)           0         (132)
                                      ---------   ---------    ---------    ---------
Adjusted net income                   $   1,601   $   1,170    $   4,533    $   3,363
                                      =========   =========    =========    =========

BASIC EARNINGS PER SHARE:
 Reported net income                  $     .17   $     .12    $     .49    $     .34
 Goodwill amortization                      .00         .01          .00          .03
 Trademarks amortization                    .00         .00          .00          .00
 Income tax effect
                                            .00         .00          .00         (.01)
                                      ---------   ---------    ---------    ---------
 Adjusted net income                  $     .17   $     .13    $     .49    $     .36
                                      =========   =========    =========    =========

DILUTED EARNINGS PER SHARE:
 Reported net income                  $     .16   $     .12    $     .45    $     .33
 Goodwill amortization                      .00         .01          .00          .03
 Trademarks amortization                    .00         .00          .00          .00
 Income tax effect                          .00         .00          .00         (.01)
                                      ---------   ---------    ---------    ---------

 Adjusted net income                  $     .16   $     .12    $     .45    $     .35
                                      =========   =========    =========    =========

NOTE 6. ACQUISITION

On November 30, 2001, the Company acquired certain assets relating to the medical products business of Medi-Flex Hospital Products, Inc., a Kansas corporation ("Medi-Flex"). The purchase price for the assets acquired was approximately $11,250,000, all of which was paid at closing.

The assets acquired included inventory, certain fixed assets and a trademark used in the manufacture of: (i) sterile kits for the insertion of intravenous catheters ("I.V. Start Kits"); and (ii) sterile procedure trays containing components necessary for the maintenance of large catheters inserted into the chest cavity ("Central Line Dressing Trays") (hereinafter the "Products").

The acquisition of the Medi-Flex business has been accounted for as a purchase pursuant to Statement No. 141 as issued by the Financial Accounting Standards Board. The operations of Medi-Flex have been included in the Company's statement of earnings since the acquisition date.

Pro forma information is not presented as complete historical operating results are not available. The following table summarizes the assets acquired from Medi-Flex and the preliminary allocation of the purchase price:

      Inventory                                              $   650,000
      Factory and office equipment                               300,000
      Goodwill                                                 9,780,000
      Supply Agreement                                            29,000
      Non-Competition Agreement                                  343,000
      Trademark                                                  167,000
                                                             -----------
                                                             $11,269,000
                                                             ===========

The Company, prior to this acquisition, sold a substantial portion of its products to the same customers that Medi-Flex sold its line of I.V. Start Kits and Central Line Dressing Trays. In addition, the Company manufactured and sold I.V. Start Kits and Central Line Dressing Trays prior to the acquisition. Essentially, the acquisition increased the Company's market share in these products, while gaining manufacturing efficiencies and the benefit of lower material costs. As a result of the acquisition, the Company has projected approximately $9.6 million of incremental sales to its existing customers of I.V. Start Kits and Central Line Dressing Trays with limited additional selling and general administrative expenses. The aforementioned were the primary reasons for the acquisition and the main factors that contributed to the purchase price and which resulted in the recognition of goodwill. For tax purposes, the goodwill will be deductible.

Goodwill and the trademark will be tested for impairment periodically, in accordance with Statement No. 142 as issued by the Financial Accounting Standards Board. The Supply Agreement will be amortized over a period of two years and the Non-Competition Agreement will be amortized over a period of seven years.

The Company utilized the funds available under its existing Revolving Credit Note and Loan Agreement in order to satisfy the purchase price. The funds provided under the Loan Agreement were made in the ordinary course of business. The purchase price allocation is subject to certain adjustments, none of which is anticipated to be material, because the valuation of the assets and acquisition costs have not been finalized.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD-LOOKING STATEMENT

This report on Form 10-Q contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the future economic performance and financial results of the Company. The forward-looking statements related to (i) the expansion of the Company's market share, (ii) the Company's growth into new markets, (iii) the development of new products and product lines to appeal to the needs of the Company's customers,

(iv) the ability of the Company to find, integrate and finance suitable acquisition candidates, and (v) the retention of the Company's earnings for use in the operation and expansion of the Company's business.

Important factors and risks that could cause actual results to differ materially from those referred to in the forward-looking statements include, but are not limited to, the effect of economic and market conditions, the impact of the consolidation throughout the healthcare supply chain, the impact of healthcare reform, opportunities for acquisitions and the Company's ability to effectively integrate acquired companies, the ability of the Company to maintain its gross profit margins, the ability to obtain additional financing to expand the Company's business, the failure of the Company to successfully compete with the Company's competitors that have greater financial resources, the loss of key management personnel or the inability of the Company to attract and retain qualified personnel, the impact of current or pending legislation and regulation, as well as the risks described from time to time in the Company's filings with the Securities and Exchange Commission, which include this report on Form 10-Q and the Company's annual report on Form 10-K for the year ended March 31, 2001.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO NINE MONTHS ENDED
DECEMBER 31, 2000

Net sales for the nine months ended December 31, 2001 increased 9% to $61,373,000 from $56,425,000 for the nine months ended December 31, 2000. The increase in net sales was primarily attributable to a $1,259,000, or 60% increase in net sales of the collection systems/biohazardous bags, a $2,567,000, or 16% increase in net sales of operating room towels, and a $1,089,000, or 19% increase in net sales of the small kits and trays. Management believes that the increase in net sales of the collection systems/biohazardous bags and operating room towels was primarily due to greater domestic market penetration. The increase in net sales of the small kit and tray product line was primarily due to net sales of small kit and tray products acquired from Medi-Flex on November 30, 2001, of approximately $819,000 and to a lesser extent, greater domestic market penetration.

Gross profit for the nine months ended December 31, 2001 increased 15% to $18,764,000 from $16,319,000 for the nine months ended December 31, 2000. Gross profits as a percentage of net sales for the nine months ended December 31, 2001 increased to 31% of net sales from 29% of net sales for the nine months ended December 31, 2000. The increase in gross profit dollars and gross profit percentage was primarily attributable to the increase in net sales and increased manufacturing efficiencies at the Company's manufacturing facility in North Carolina.

Selling, general and administrative expenses for the nine months ended December 31, 2001 increased 6% to $11,210,000 from $10,589,000 for the nine months ended December 31, 2000. As a percentage of net sales, selling, general and administrative expenses decreased to 18% for the nine months ended December 31, 2001 from 19% for the nine months ended December 31, 2000. The increase in selling, general and administrative expense dollars was primarily attributable to increased selling expenses associated with achieving higher sales. The increased selling expenses more that offset the $340,000 of goodwill and trademarks amortization no longer recognized, as the Company, effective April 1, 2001, has adopted the provisions of SFAS Nos. 141 and 142. The increase in selling expenses consisted primarily of increased commissions and salaries. The decrease of selling, general and administrative expenses as a percentage of sales were due to increased administrative efficiencies.

Interest expense for the nine months ended December 31, 2001 decreased 59% to $198,000 from $480,000 for the nine months ended December 31, 2000. The decrease in interest expense was attributable to a decrease in the average principal loan balances during the nine months ended December 31, 2001 as compared to the nine months ended December 31, 2000. The decrease in principal loan balances outstanding was primarily attributable to net cash provided from operating activities from January 1, 2001 through December 31, 2001.

Net income for the nine months ended December 31, 2001 increased to $4,533,000 from $3,155,000 for the nine months ended December 31, 2000. The increase in net income is attributable to the aforementioned increase in net sales, gross profit, and a decrease in interest expense, which were partially offset by an increase in selling, general and administrative expenses.

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

Net sales for the three months ended December 31, 2001 increased 10% to $20,429,000 from $18,534,000 for the three months ended December 31, 2000. The increase in net sales was primarily attributable to a $1,007,000 or 56% increase in net sales of the small kit and tray product line and a $495,000 or 63% increase in net sales of the collection systems/biohazardous bags. Management believes that the increase in net sales of the small kit and tray product line was primarily due to net sales of small kit and tray products acquired from Medi-Flex on November 30, 2001, of approximately $819,000. The increase in net sales of collection systems/biohazardous bags was primarily due to greater domestic market penetration.

Gross profit for the three months ended December 31, 2001 increased 10% to $6,197,000 from $5,624,000 for the three months ended December 31, 2000. Gross profit as a percentage of net sales remained at 30% for the three months ended December 31, 2001 and December 31, 2000, respectively. The increase in gross profit dollars was primarily attributable to the increase in net sales.

Selling, general and administrative expenses for the three months ended December 31, 2001 decreased 3% to $3,531,000 from $3,659,000 for the three months ended December 31, 2000. As a percentage of net sales, selling, general and administrative expenses decreased to 17% for the three months ended December 31, 2001 from 20% for the three months ended December 31, 2000. The decrease in selling, general and administrative expense dollars was primarily attributable to the $113,000 of goodwill and trademarks amortization no longer recognized as the Company, effective April 1, 2001, has adopted the provisions of SFAS Nos. 141 and 142. The decrease in selling, general and administrative expenses as a percentage of sales were due primarily to increased administrative efficiencies.

Interest expense for the three months ended December 31, 2001 decreased 64% to $59,000 from $162,000 for the three months ended December 31, 2000. The decrease in interest expense was attributable to a decrease in the average principal loan balances and interest rates during the quarter ended December 31, 2001, as compared to the quarter ended December 31, 2000. The decrease in principal loan balances outstanding was primarily attributable to net cash provided from operating activities from January 1, 2001 through December 31, 2001.

Net income for the three months ended December 31, 2001 increased to $1,601,000 from $1,101,000 for the three months ended December 31, 2000. The increase in net income is attributable to the aforementioned increase in net sales and gross profit and decrease in selling, general and administrative expenses, and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $18,544,000 with a current ratio of 4.3 at December 31, 2001 as compared to working capital of $16,687,000 with a current ratio of 4.0 at March 31, 2001. Total borrowings outstanding, including Industrial Revenue Bonds of $4,330,000, were $16,840,000 with a debt to equity ratio of .54 at December 31, 2001 as compared to $8,985,000 with a debt to equity ratio of .35 at March 31, 2001. The increase in total borrowings outstanding at December 31, 2001 was primarily attributable to the utilization of funds under the Company's existing credit facility to purchase certain assets relating to the medical products business of Medi-Flex on November 30, 2001.

The Company has financed its operations primarily through cash flow from operations and borrowings from its existing credit facilities. At December 31, 2001, the Company had a cash balance of $1,173,000 compared to $639,000 at March 31, 2001.

The Company's operating activities provided cash of $5,232,000 for the nine months ended December 31, 2001 as compared to $2,123,000 provided for the nine months ended December 31, 2000. Net cash provided for the nine months ended December 31, 2001 consisted primarily of net income from operations, depreciation and amortization and increases in income taxes payable. These sources of cash more than offset the increase in inventory and accounts receivable associated with increased sales, and increases in accounts payable and accrued expenses, payroll and payroll taxes.

Investing activities used net cash of $11,732,000 and $1,878,000 for the nine months ended December 31, 2001 and December 31, 2000, respectively. The principal use for the nine months ended December 31, 2001 was for the acquisition of certain assets relating to the medical products business of Medi-Flex on November 30, 2001. The purchase price and related acquisition costs for the Medi-Flex business was approximately $11,269,000.

Financing activities provided cash of $7,035,000 for the nine months ended December 31, 2001 compared to $542,000 used for the nine months ended December 31, 2000. Financing activities consisted of borrowings under the Company's existing credit facilities of $12,635,000, principally to finance the acquisition of certain assets relating to the medical products business of Medi-Flex, offset by principal payments of $4,840,000. Other financing activities include cash proceeds from the exercise of employee stock options of $573,000 and $1,333,000 was used for the repurchase of the Company's common stock.

At December 31, 2001, the Company had no material commitments for capital expenditures.

The Company believes that the anticipated future cash flow from operations, coupled with its cash on hand and available funds under its revolving credit agreements, will be sufficient to meet working capital requirements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the prime rate of interest plus a spread of up to 1/4%, LIBOR rate plus a spread of up to 2 1/2%, or at 1 1/4% over the prevailing bankers' acceptance rate. The spread over prime and LIBOR rates is determined based upon the Company's performance with regard to agreed upon financial ratios. The Company decides at its sole discretion as to whether borrowings will be at prime, LIBOR or bankers' acceptance rates. At December 31, 2001, $12,510,000 was outstanding under the credit facility. Changes in the prime rate, LIBOR rates or bankers' acceptance rates during fiscal 2002 will have a positive or negative effect on the Company's interest expense. Each 1% fluctuation in the interest rate will increase or decrease interest expense for the Company by approximately $107,100 on an annualized basis.

In addition, the Company is exposed to interest rate change market risk with respect to the proceeds received from the issuance and sale by the Buncombe County Industrial and Pollution Control Financing Authority Industrial Development Revenue Bonds. At December 31, 2001, $4,330,000 was outstanding for these Bonds. The Bonds bear interest at a variable rate determined weekly. During the nine months ended December 31, 2001, the interest rate on the Bonds approximated 2.0%. Each 1% fluctuation in interest rates will increase or decrease interest expense on the Bonds by approximately $41,300 on an annualized basis.

A significant portion of the Company's raw materials is purchased from China and to a lesser extent from England and India. All such purchases are transacted in U.S. dollars, therefore, the Company is not required to engage in any hedging transactions. The Company's financial results, therefore, could be impacted by factors such as changes in foreign currency, exchange rates or weak economic conditions in foreign countries in the procurement of such raw materials. To date, sales of the

Company's products outside the United States have not been significant. The Company does not have any off-balance sheet liabilities.

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

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  (a)  Exhibits

              None

         (b)  Reports on Form 8-K

              (i)  Current Report on Form 8-K dated November 30, 2001

              (ii) Amendment No. 1 to Current Report on Form 8-K dated
                   January 23, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MEDICAL ACTION INDUSTRIES INC.


Dated:  February 13, 2002              By: /s/ Richard G. Satin
        -----------------                  --------------------
                                           Richard G. Satin, Vice President
                                           (Principal Accounting Officer)