Form 10-K
period 2002-03-31
MEDICAL ACTION INDUSTRIES INC
filed 2002-06-27
CIK 748270

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year ended March 31, 2002

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

The aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant as of June 20, 2002 was approximately $110,000,000. As of June 20, 2002, registrant had outstanding 9,501,766 shares of Common Stock.

Parts of the following documents are incorporated by reference to Parts I, II, III and IV of this Form 10-K Report: (1) Proxy Statement for registrant's 2002 Annual Meeting of Stockholders and (2) registrant's Annual Report to Stockholders for the fiscal year ended March 31, 2002.


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

         During the past several years, the Company has had an active acquisition program and has completed seven transactions since 1994. In August 1994, the Company acquired the disposable surgical products business of QuanTech, Inc. The acquired QuanTech products include a proprietary surgical light handle cover, uniquely designed and patented, which is used as a sterile barrier on surgical light handles in the operating room. The QuanTech line also produces and markets needle counters, instrument pouches, magnetic instrument drapes, and related products used primarily in the operating room environment.

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

         In November 2001, the Company acquired the business related to sterile kits for the insertion of intravenous catheters ("I.V. Start Kits") and sterile procedure trays containing components necessary for the maintenance of large catheters inserted into the chest cavity ("Central Line Dressing Trays") from Medi-Flex Hospital Products, Inc.

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

         The products presently manufactured and/or marketed by the Company include:

         Disposable Laparotomy Sponges - Laparotomy sponges are designed primarily for use during surgical procedures in hospitals and health facilities. They are single use (disposable) and made of gauze and sold in varying sizes and utilized for a multitude of purposes. Laparotomy sponges cover exposed internal organs, isolating them from the part of the body being operated upon. They also absorb blood and act as a buffer between medical instruments and the skin, thereby reducing trauma to skin tissue caused by the medical instrument. Laparotomy sponges are sold in sterile packaging or as a non-sterile component to be used with other health care companies' products, primarily surgical pre-packaged procedure trays. The Company's laparotomy sponges contain an x-ray detectable element and loop handle in order to facilitate easy counting and identification in the operating room. For the fiscal years ended March 31, 2002, 2001, and 2000, laparotomy sponges accounted for 23%, 27% and 29%, respectively, of the Company's total sales.

         Absorbent Operating Room Towels - The Company's line of cotton absorbent operating room towels are used during surgery for drying hands, rolled up for propping instruments, on back tables and mayo stands for absorbing fluids, around the incision site for absorbing blood and to allow the surgeon to clip tubing and instruments close to the surgical site during the surgical procedure. Operating room towels are sold in sterile packaging for single (disposable) use and as a non-sterile component to be used with other health care companies' products, primarily surgical pre-packaged procedure trays. For the fiscal years ended March 31, 2002, 2001 and 2000, operating room towels accounted for 29%, 29% and 29%, respectively, of the Company's total sales.

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

Patents and Trademarks

         The Company actively pursues a policy of seeking patent protection, both in the United States and abroad, for its proprietary technology. There can be no assurance that the Company's patents will not be violated or that any issued patents will provide protection that has commercial significance. Litigation may be necessary to protect the Company's patent position. Such litigation may be costly and time-consuming, and there can be no assurance that the Company will be successful in such litigation. Since no single patent covers product lines that constitute 5% or more of any sales of the Company for fiscal 2002, the Company does not believe that any violation of any patents owned by the Company would have a material adverse effect on it or its business prospects.

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

Competition

         There are many companies, both public and private, engaged in the development and marketing of disposable sterile and non-sterile surgical supplies, including laparotomy sponges. The Company is subject to various levels of competition based upon performance, quality and pricing. The Company's major competitors include large manufacturers, which have greater financial resources than the Company. The competitors differ based upon the products being sold. In the sale of sterile laparotomy sponges, where Allegiance Healthcare Corporation, a subsidiary of Cardinal Health, Inc., the Kendall Company, a subsidiary of Tyco Industries, Inc. and Medline Industries, Inc. are competitors, Medical Action's sales represent a significant share of the domestic market. The Company's primary competitors in the sale of sterile operating room towels, in which the Company is also the leading supplier in the domestic market, are Allegiance Healthcare Corporation, a Subsidiary of Cardinal Health, Inc., Medline Industries, Inc. and DeRoyal, Inc. In the sale of medical pouches to the hospital market, where the Company is one of the leading suppliers, the Company's primary competitors include Tower Medical, a subsidiary of Rexam, PLC. In the sale of QuanTech products, where the Company's portion of the market is relatively insignificant, the

Company's primary competitor is Devon Industries, Inc., a subsidiary of Tyco Industries, Inc.

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

Sales, Marketing and Customers

         The Company's products are presently marketed and sold primarily to acute care facilities throughout the United States through a network of direct sales personnel and manufacturers' representatives. In addition, the Company is expanding its target markets to include physician, dental and veterinary offices. There are approximately 29 direct sales personnel and 3 manufacturers' representatives throughout the United States engaged in the sales and marketing of the Company's products. Sales are primarily made to independent distributors, who maintain sufficient inventory to service customer requirements. The Company's distribution network is comprised of hospital distributors, alternate care distributors, physician distributors, veterinary distributors, dental distributors and industrial safety distributors covering the entire United States and certain international marketplaces. The Company's products are typically purchased pursuant to purchase orders or supply agreements in which the purchaser specifies whether such products are to be supplied through a distributor or directly by the Company.

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

         No individual customer or affiliated group of customer accounts accounted for more than 10% of the Company's net sales in any of the past three fiscal years. Nevertheless, sales to Owens & Minor, Inc., Allegiance Healthcare Corporation and McKesson General Medical, diversified distribution companies (the "Distributors") accounted for approximately 33%, 28% and 10%, respectively, for the fiscal year ended March 31, 2002, 31%, 23% and 12% of net sales, respectively, for the fiscal year ended March 31, 2001 and 27%, 24% and 11%, respectively for the fiscal year ended March 31, 2000. Although the Distributors may be deemed in a technical sense to be major purchasers of the Company's products, the Distributors typically serve as a distributor under a purchase order or supply agreement between the customer and the Company and does not purchase for its own account. The Company, therefore, does not believe it is appropriate to categorize the Distributors as actual customers.

         The Company believes it has established an efficient system for marketing its products throughout the United States, and intends to utilize these existing sales methods and channels to market new products as they are developed or acquired.

Research and Development

         Product development costs charged to income were $453,000, $457,000 and $519,000 for the fiscal years ended March 31, 2002, 2001 and 2000, respectively.

Employees

         As of June 1, 2002, the Company had 236 full-time employees with 170 in manufacturing and distribution, 44 in marketing and sales, and 22 in administration. None of the Company's employees are represented by a labor union. The Company believes that its employee relations are satisfactory.

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

         The Company's operating room towels, which are imported from the Peoples Republic of China, have been classified as a non-medical device by the U.S. Department of Customs, and until December 31, 2001, were subject to import quota restrictions. With the admittance of the People's Republic of China into the World Trade Organization, the Company's operating room towels are no longer subject to import quota restrictions.

Backlog

         The Company does not believe that its backlog figures are necessarily indicative of its business since most hospitals and health related facilities order their products on a continuous basis and not pursuant to any contractual arrangements. Since typical shipment times range from two to five days, the Company must maintain sufficient inventories of all products at all times.

Manufacturing

         The Company currently purchases its laparotomy sponges, burn dressings, operating room towels and needle counters from the People's Republic of China. During the past few years, the Company also purchased certain of these products, to a lesser extent, from a number of different countries, including Mexico and the Dominican Republic. After these products are manufactured, they are shipped to the Company's manufacturing facility in Arden, North Carolina, where they are packaged.

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

ITEM TWO - PROPERTIES

         The Company owns a 205,000 square foot manufacturing, warehouse and distribution facility located on approximately 32 acres in Arden, North Carolina and a 12,000 square foot general office building on approximately 1.4 acres in Hauppauge, New York. Management believes that the Company's facilities are adequate to meet its current needs and should continue to be adequate for the foreseeable future. Set forth below is a summary of the facilities owned or leased by the Company.

Location                  Primary Use                             Square Feet
--------                  -----------                             -----------

Arden, North Carolina     Manufacturing/Warehouse/Distribution    205,000 (a)

Hauppauge, New York       Executive Offices                        12,000 (b)

-------------------------
(a) The principal manufacturing, distribution and warehouse facility of the Company is located on premises, which the Company owns in Arden, North Carolina. An Industrial Revenue Bond in the amount of $4,240,000 was outstanding as of March 31, 2002, which was used to acquire and renovate the facility and acquired certain manufacturing equipment.
(b) The Hauppauge, New York corporate offices were acquired by the Company in July 2000, no mortgage indebtedness was incurred with respect to the premises.

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

                                     PART II

ITEM FIVE - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information required by this Item is set forth in registrant's 2002 Annual Report to Stockholders under the captions "Selected Financial Data" and "Stock Trading", which information is hereby incorporated herein by reference.

ITEM SIX - SELECTED FINANCIAL DATA

         The information required by this Item is set forth in registrant's 2002 Annual Report to Stockholders contained under the caption "Selected Financial Data", which information is hereby incorporated herein by reference.

ITEM SEVEN - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item is set forth in registrant's 2002 Annual Report to Stockholders contained under the caption "Management's Discussion and Analysis of Financial

Condition and Results of Operations", which information is hereby incorporated herein by reference.

                INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in the Company's "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report constitute forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Statements indicating the Company "plans", "expects", "estimates" or "believes" are forward-looking statements that involve known and unknown risks, including the Company's future economic performance and financial results. The forward-looking statements relate to (i) expansion of the Company's market share, (ii) the Company's growth into new markets, (iii) internal development of new products and product lines, and (iv) retention of the Company's earnings for use in the operation and expansion of its business.

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

ITEM SEVEN (A) - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this Item is set forth in registrant's 2002 Annual Report to Stockholders contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", which information is hereby incorporated herein by reference.

ITEM EIGHT - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is set forth in registrant's 2002 Annual Report to Stockholders under the captions "Reports of Independent Certified Public Accountants", "Balance Sheets", "Statements of Earnings", "Statement of Shareholders' Equity", "Statements of Cash Flows" and "Notes to Financial Statements", which information is hereby incorporated herein by reference.

ITEM NINE - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

         The information required by Part III is incorporated by reference to the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in August 2002, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended March 31, 2002.

                                     PART IV

ITEM FOURTEEN - EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) (1) and (2)  List of Financial Statements and Financial Statement Schedules

         The following financial statements of Medical Action Industries Inc., included in its Annual Report to Stockholders for the year ended March 31, 2002, are incorporated by reference in Item 8:

         Balance Sheets at March 31, 2002 and 2001

         Statements of Earnings for the Years Ended March 31, 2002, 2001 and
         2000

         Statement of Shareholders Equity for the Years Ended March 31, 2002, 2001 and 2000

         Statements of Cash Flows for the Years Ended March 31, 2002, 2001 and 2000

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

         2.4 Asset Purchase Agreement dated as of October 3, 2001 between Medi-Flex Hospital Products, Inc. and Registrant (Exhibit 2 the Company's Current Report on Form 8-K dated November 30,
                   2001).

         3.1*      Certificate of Incorporation, as amended.

         3.2 By-Laws, as amended (Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended March 31, 1988).

         10.1 1996 Non-Employee Director Stock Option Plan (Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 1997).

         10.2 Restricted Management Stock Bonus Plan, as amended (Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended March 31, 1988).

         10.3*     1989 Non-Qualified Stock Option Plan, as amended.

         10.4*     1994 Stock Incentive Plan, as amended.

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

         10.10 Revolving Credit Note and Agreement between the Registrant and a lending institution dated as of March 18, 1999, as amended.

         10.11 Change in Control Agreement dated as of June 1, 1995 between the Registrant and certain executive officers (Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended March 31, 1995).

         23.1*     Consent of Grant Thornton LLP.

         99*       Additional Exhibit - Undertakings

(b)      Reports on Form 8-K:

         (i) Amendment No. 1 to Current Report on Form 8-K dated January 23, 2002 re: Item 7 - Financial Statements and Exhibits

(c)      Exhibits

         The response to this portion of Item 14 is submitted as a separate section of this report.

(d)      Financial Statement Schedules

         The response to this portion of Item 14 is submitted as a separate section of this report.

----------------------
         With the exception of the aforementioned information incorporated by reference in this Annual Report on Form 10-K, the Company's Annual Report to Stockholders for the year ended March 31, 2002 is not to be deemed "filed" as part of this report.

*Filed herewith

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of June, 2002.

                         MEDICAL ACTION INDUSTRIES INC.


                                    By: /s/ Paul D. Meringolo
                                        ----------------------------
                                        Paul D. Meringolo
                                        Chief Executive Officer and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on June 21, 2002 by the following persons in the capacities indicated:



/s/ Paul D. Meringolo                Chief Executive Officer, President
-------------------------------      and Director
Paul D. Meringolo



/s/ Richard G. Satin                 Vice President-Operations, General Counsel,
-------------------------------      Corporate Secretary and Director
Richard G. Satin



/s/ Bernard Wengrover                Director
-------------------------------
Bernard Wengrover



/s/ Philip F. Corso                  Director
-------------------------------
Philip F. Corso



/s/ Thomas A. Nicosia                Director
-------------------------------
Thomas A. Nicosia

Report of Independent Certified Public Accountants on Schedule


Stockholders and Board of Directors
Medical Action Industries Inc.


In connection with our audit of the financial statements of Medical Action Industries Inc. referred to in our report dated May 20, 2002, which is included in the Annual Report to Shareholders and incorporated by reference in Part II of this form, we have also audited Schedule II for each of the three years in the period ended March 31, 2002. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be set forth therein.



                                                              GRANT THORNTON LLP

Melville, New York
May 20, 2002

                                      S-1

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                         MEDICAL ACTION INDUSTRIES INC.
------------------------------------------------------------------------------------------------------------------------------------
                 COL. A                              COL. B                   COL. C             COL. D              COL. E
------------------------------------------------------------------------------------------------------------------------------------
                                    ADDITIONS

------------------------------------------------------------------------------------------------------------------------------------
                                                            Additions
                                                            ---------

                                                                      Additions         Charged to       Other
                                                    Balance at         Charged            Other         Changes -           Balance
                                                   Beginning of     to Costs and        Accounts -    Add(Deduct)           End of
               Description                            Period           Expenses          Describe       Describe            Period
------------------------------------------------------------------------------------------------------------------------------------
Year ended March 31, 2002
Deducted from asset accounts:
Allowance for doubtful accounts                     $ 192,998        $  41,000                                            $ 223,998
Reserve for slow moving and obsolete inventory      $ 241,187                                           ($ 28,001)        $ 213,186
 Total Valuation and Qualifying Accounts            $ 434,185        $  41,000              --          ($ 28,001)        $ 447,184

Year ended March 31, 2001
Deducted from asset accounts:
Allowance for doubtful accounts                     $ 156,998        $  36,000                                            $ 192,998
Reserve for slow moving and obsolete inventory      $ 134,717        $ 106,470                                            $ 241,187
 Total Valuation and Qualifying Accounts            $ 291,715        $ 142,470              --               --           $ 434,185

Year ended March 31, 2000
Deducted from asset accounts:
Allowance for doubtful accounts                     $ 128,998        $  28,000                                            $ 156,998
Reserve for slow moving and obsolete inventory      $  32,599        $ 102,118                                            $ 134,717
 Total Valuation and Qualifying Accounts            $ 161,597        $ 130,118              --               --           $ 291,715

---------
(1) Disposal and sale of slow moving and obsolete inventory.
------------------------------------------------------------------------------------------------------------------------------------

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                -----------------


                                    FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED March 31, 2002


                               ------------------



                         MEDICAL ACTION INDUSTRIES INC.
             (Exact name of registrant as specified in its charter)




                                  EXHIBIT INDEX


================================================================================

Exhibit No.

3.1     Certificate of Incorporation, as amended

10.3    1989 Non-Qualified Stock Option Plan, as amended

10.4    1994 Stock Incentive Plan, as amended

10.10 Revolving Credit Note and Agreement between the Registrant and a lending institution dated as of March 18, 1999, as amended.

23      Consent of Grant Thornton LLP.

99      Additional Exhibit - Undertakings