Form 10-Q
period 2002-06-30
MEDICAL ACTION INDUSTRIES INC
filed 2002-08-08
CIK 748270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,502,766 shares of common stock as of August 7, 2002.

                                    FORM 10-Q

                                    CONTENTS



                                                                                                            Page No.
                                                                                                            --------
PART I -          FINANCIAL INFORMATION

Item 1.           Condensed Financial Statements

                  Balance Sheets at June 30, 2002 (Unaudited) and March 31, 2002                                 3-4

                  Statements of Earnings for the Three Months ended June 30, 2002 and 2001 (Unaudited)             5

                  Statements of Cash Flows for the Three Months ended June 30, 2002 and 2001 (Unaudited)           6

                  Notes to Financial Statements (Unaudited)                                                     7-10

Item 2.           Management's Discussion and Analysis of Results of Operations and Financial Condition        10-13

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                                   13-14

PART II -         OTHER INFORMATION                                                                               15

                         MEDICAL ACTION INDUSTRIES INC.
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS


                                                            June 30,            March 31,
                                                                2002                2002
                                                         ------------          -----------
                                                         (Unaudited)
CURRENT ASSETS:

Cash                                                         $   354            $   785
Accounts receivable, less allowance for
doubtful accounts of $244 at
June 30, 2002 and $234 at March 31, 2002                       9,294              7,847

Inventories, net                                              12,351             12,666
Prepaid expenses                                                 609                333
Deferred income taxes                                            217                217
Other current assets                                              --                 81
                                                            --------            -------

TOTAL CURRENT ASSETS:                                         22,825             21,929

Property, plant and equipment, net                             9,731              9,691
Due from officers                                                382                382
Goodwill                                                      25,149             16,553
Trademarks                                                       596                569
Other intangible assets                                          336                351
Other assets                                                     155                172
                                                            --------            -------

TOTAL ASSETS:                                                $59,174            $49,647
                                                            ========            =======






   The accompanying notes are an integral part of these financial statements.

                         MEDICAL ACTION INDUSTRIES INC.
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                      June 30,       March 31,
                                                                                          2002            2002
                                                                                   -----------       ---------
                                                                                   (Unaudited)
CURRENT LIABILITIES:

Accounts payable                                                                    $  2,775          $  2,434
Accrued expenses, payroll and payroll taxes                                            1,841             1,913
Accrued income taxes                                                                   1,015                20
Current portion of long-term debt                                                      2,160             2,160
                                                                                    --------          --------

TOTAL CURRENT LIABILITIES:                                                             7,791             6,527

Deferred income taxes                                                                    982               982

Long-term debt, less current portion                                                  14,945             8,380
                                                                                    --------          --------

TOTAL LIABILITIES:                                                                    23,718            15,889

COMMITMENTS

SHAREHOLDERS' EQUITY:

Common stock 15,000,000 shares authorized $.001 par value; issued and outstanding 9,502,766 shares at June 30, 2002 and 9,496,949 shares
at March 31, 2002                                                                         10                 9
Additional paid-in capital, net                                                       10,876            11,002
Retained earnings                                                                     24,570            22,747
                                                                                    --------          --------

TOTAL SHAREHOLDERS' EQUITY:                                                           35,456            33,758
                                                                                    --------          --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY:                                         $ 59,174          $ 49,647
                                                                                    ========          ========




   The accompanying notes are an integral part of these financial statements.

                         MEDICAL ACTION INDUSTRIES INC.
                             STATEMENTS OF EARNINGS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                                         Three Months Ended
                                                                                              June 30,
                                                                                   ------------------------------
                                                                                          2002               2001
                                                                                          ----               ----
                                                                                   (Unaudited)         (Unaudited)
Net Sales                                                                              $22,554            $20,089

Cost of Sales                                                                           15,409             14,072
                                                                                       -------            -------

Gross Profit                                                                             7,145              6,017

Selling, general and administrative expenses                                             4,167              3,755
Interest expense                                                                            50                 84
Interest income                                                                             18                 18
                                                                                       -------            -------

Income before income taxes                                                               2,946              2,196
Income tax expense                                                                       1,123                854
                                                                                       -------            -------

Net income                                                                             $ 1,823            $ 1,342
                                                                                       =======            =======

Net income per share basic                                                             $   .19            $   .15
                                                                                       =======            =======

Net income per share diluted                                                           $   .18            $   .14
                                                                                       =======            =======



   The accompanying notes are an integral part of these financial statements.

                         MEDICAL ACTION INDUSTRIES INC.
                             STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                 Three Months Ended June 30,
                                                                              ----------------------------------
                                                                                      2002              2001
                                                                                      ----              ----
                                                                                (Unaudited)       (Unaudited)
OPERATING ACTIVITIES
Net Income                                                                         $ 1,823           $ 1,342
 Adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation and amortization                                                        295               254
  Provision for doubtful accounts                                                       10                11
  Deferred compensation                                                                 --                22
 Changes in operating assets and liabilities net of acquisition:
  Accounts receivable                                                               (1,457)             (685)
  Inventories                                                                        1,045             1,655
  Prepaid expenses, and other current assets                                          (195)             (149)
  Other assets                                                                           1                 8
  Accounts payable                                                                     341              (108)
  Income taxes payable                                                               1,108               575
  Accrued expenses, payroll and payroll taxes                                          (72)             (149)
                                                                                   -------           -------
Net cash provided by operating activities                                            2,899             2,776
                                                                                   -------           -------

INVESTING ACTIVITIES
 Acquisition of business                                                            (9,520)               --
 Principal payment received for loans to officers                                       --                 1
 Purchase of property and equipment                                                   (137)              (84)
                                                                                   -------           -------
Net cash used in investing activities                                               (9,657)              (83)
                                                                                   -------           -------

FINANCING ACTIVITIES
 Proceeds from long-term borrowings                                                  8,955               360
 Principal payments on revolving line of credit,
  long-term debt and capital lease obligations                                      (2,390)           (1,886)
 Repurchases of Company common stock                                                  (334)           (1,333)
 Proceeds from exercise of employee stock options                                       96               103
                                                                                   -------           -------
 Net cash provided by (used) in financing activities                                 6,327            (2,756)
                                                                                   -------           -------
 Decrease in cash                                                                     (431)              (63)
 Cash at beginning of year                                                             785               639
                                                                                   -------           -------
 Cash at end of period                                                             $   354           $   576
                                                                                   =======           =======



   The accompanying notes are an integral part of these financial statements.

                  MEDICAL ACTION INDUSTRIES INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-Q for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three (3) month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended March 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for the year ended March 31, 2002.


NOTE 2.  INVENTORIES

Inventories, which are stated at the lower of cost (first-in, first-out) or market, consist of the following:

                                         June 30,            March 31,
                                           2002                   2002
                                        ---------            ---------
                                                 (Unaudited)
                                           (in thousands of dollars)

      Finished Goods                    $  6,313             $  6,049
      Work in Process                        127                  -
      Raw Materials                        5,911                6,617
                                        --------             --------

      Total                             $ 12,351             $ 12,666
                                        ========             ========


NOTE 3.           NET INCOME PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of potential common shares. Diluted earnings per share is based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average prices during the periods. Excluded from the calculation of earnings per share are options and warrants to purchase 304,000 and 5,816 shares for the three months ended June 30, 2002 and June 30, 2001, respectively, as their inclusion would not have been dilutive. The following table sets forth the computation of basic and diluted earnings per share for the three months ended June 30, 2002 and for the three months ended June 30, 2001.



                                                                    Three Months Ended
                                                                         June 30,
                                                             ---------------------------------
                                                                       2002             2001
                                                                 (Unaudited)      (Unaudited)

                                                              Dollars in thousands except
                                                                      per share data
Numerator:

Net income for basic and dilutive earnings

per share                                                       $     1,823       $    1,342
                                                                ===========       ==========

Denominator:

Denominator for basic earnings per share -

weighted average shares                                           9,493,882        9,106,051
                                                                -----------       ----------

Effect of dilutive securities:

Employee and director stock options                                 682,060          711,071
Warrants                                                             10,681           59,973
                                                                -----------       ----------

Dilutive potential common shares                                    692,741          771,044
                                                                -----------       ----------

Denominator for diluted earnings per share -

adjusted weighted average shares                                 10,186,623        9,877,095
                                                                ===========       ==========

Basic earnings per share                                        $       .19       $      .15
                                                                ===========       ==========

Diluted earnings per share                                      $       .18       $      .14
                                                                ===========       ==========


NOTE 4.  STOCKHOLDERS' EQUITY

For the three (3) months ended June 30, 2002, 31,250 stock options were exercised by employees of the Company in accordance with the Company's 1989 Non-Qualified Stock Option Plan. The exercise price of the options exercised ranged from $2.09 per share to $4.00 per share, the net cash proceeds from these exercises were $96,094.


NOTE 5.  ACQUISITION

On June 21, 2002, the Company acquired certain assets relating to the specialty packaging and collection systems for the containment of infectious waste and sterilization products business of MD Industries of Northbrook, Illinois ("MD Industries"). The purchase price for the assets acquired was approximately $9,500,000, all of which was paid at closing.

The assets acquired included inventory, certain fixed assets and trademarks used in the operations of the specialty packaging and collection systems for the containment of infectious waste and sterilization products (hereinafter the "Products").

The acquisition of the MD Industries business has been accounted for as a purchase pursuant to Statement No. 141 as issued by the Financial Accounting Standards Board. The operations of MD Industries have been included in the Company's statement of earnings since the acquisition date. Historical pro forma information as if this acquisition occurred at the beginning of all periods presented is not available. The following table summarizes the assets acquired from MD Industries and the preliminary allocation of the purchase price:


                 Inventory                                 $  730,000
                 Factory and office equipment                 167,000
                 Goodwill                                   8,596,000
                 Trademarks                                    27,000
                                                           ----------
                                                           $9,520,000
                                                           ==========


MD Industries sold its line of specialty packaging and collection systems for the containment of infectious waste and sterilization products. The Company sold specialty packaging and collection systems for the containment of infectious waste and sterilization products prior to the acquisition. Essentially, the acquisition increased the Company's market share in these products, while gaining operational efficiencies and the benefit of increased purchasing power and lower material costs. As a result of the acquisition, the Company has projected approximately $7.0 million of incremental sales to its existing customers of specialty packaging and collection systems for the containment of infectious waste and sterilization products with limited additional selling and general administrative expenses. The aforementioned were the primary reasons for the acquisition and the main factors that contributed to the purchase price and which resulted in the recognition of goodwill. For tax purposes, the goodwill will be deductible.

Goodwill and the trademarks will be tested for impairment periodically, in accordance with Statement No. 142 as issued by the Financial Accounting Standards Board.

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

Important factors and risks that could cause actual results to differ materially from those referred to in the forward-looking statements include, but are not limited to, the effect of economic and market conditions, the impact of the consolidation throughout the healthcare supply chain, the impact of healthcare reform, opportunities for acquisitions and the Company's ability to effectively integrate acquired companies, the ability of the Company to maintain its gross profit margins, the ability to obtain additional financing to expand the Company's business, the failure of the Company to successfully compete with the Company's competitors that have greater financial resources, the loss of key management personnel or the inability of the Company to attract and retain qualified personnel, the availability and possible increases in raw material prices for operating room towels, the impact of current or pending legislation and regulation, as well as the risks described from time to time in the Company's filings with the Securities and Exchange Commission, which include this report on Form 10-Q and the Company's annual report on Form 10-K for the year ended March 31, 2002.

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


RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Net sales for the three months ended June 30, 2002 increased 12% to $22,554,000 from $20,089,000 for the three months ended June 30, 2001. The increase in net sales was primarily attributed to a $3,073,000 or 59% increase in net sales of small kits and trays, a $713,000 increase in net sales of non-woven products and a $320,000 increase in net sales of patient aids. These increases were partially offset by a $861,000 or 16% decrease in net sales of laparotomy sponges and a $581,000 or 10% decrease in net sales of operating room towels. Management believes that the increase in net sales of small kits and trays was primarily due to net sales of approximately $2,674,000 of small kits and tray products acquired from Medi-Flex on November 30, 2001. Net sales of non-woven products and patient aids was primarily due to greater domestic market penetration. The decrease in net sales of laparotomy sponges was primarily due to a correction by international distributors of inventory levels of laparotomy sponges. The decrease in net sales of operating room towels was primarily due to a decrease in the average selling prices of approximately 8%.

The Company obtains a portion of its raw materials for operating room towels from the People's Republic of China. These operating room towels were designated as a textile, for which an export visa is required. However, with the admission of the People's Republic of China into the World Trade Organization ("WTO"), export visas for operating room towels are no longer required. As a result, the Company believes that sales of the product will become more competitive and average selling prices will decline during fiscal 2003. In addition, the Company believes that it would be able to maintain its market share and gross margin dollars of these products.

Gross profit for the three months ended June 30, 2002 increased 19% to $7,145,000 from $6,017,000 for the three months ended June 30, 2001. Gross profit as a percentage of net sales for the three months ended June 30, 2002 increased to 32% of net sales from 30% of net sales for the three months ended June 30, 2001. The increase in gross profit dollars and gross profit percentage was primarily attributable to the increase in net sales, a decrease in certain raw material costs and increased manufacturing utilization at the Company's manufacturing facility in North Carolina.

Selling, general and administrative expenses for the three months ended June 30, 2002 increased 11% to $4,167,000 from $3,755,000 for the three months ended June 30,

2001. As a percentage of net sales, selling, general and administrative expenses decreased to 18% for the three months ended June 30, 2002 from 19% for the three months ended June 30, 2001. The increase in selling, general and administrative expense dollars was primarily attributable to increased selling expenses associated with achieving higher sales. The increase in selling expenses consisted primarily of increased commissions and salaries.

Interest expense for the three months ended June 30, 2002 decreased 40% to $50,000 from $84,000 for the three months ended June 30, 2001. The decrease in interest expense was attributable to a decrease in the average principal loan balances and interest rates during the quarter ended June 30, 2002, as compared to the quarter ended June 30, 2001. The decrease in the average principal loan balances outstanding was primarily attributable to net cash provided from operating activities from July 1, 2001 through June 30, 2002.

Net income for the three months ended June 30, 2002 increased to $1,823,000 from $1,342,000 for the three months ended June 30, 2001. The increase in net income is attributable to the aforementioned increase in net sales and gross profit and decrease in interest expense, which were partially offset by an increase in selling, general and administrative expenses.


LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $15,034,000 with a current ratio of 2.9 at June 30, 2002 as compared to working capital of $15,402,000 with a current ratio of 3.4 at March 31, 2002. Total borrowings outstanding, including Industrial Revenue Bonds of $4,150,000, were $17,105,000 with a debt to equity ratio of .48 at June 30, 2002 as compared to $10,540,000 with a debt to equity ratio of .31 at March 31, 2002. The increase in total borrowings outstanding at June 30, 2002 was primarily attributable to the utilization of funds under the Company's existing credit facilities to purchase certain assets relating to the collection systems for the containment of infectious waste and sterilization products business of MD Industries on June 21, 2002.

The Company has financed its operations primarily through cash flow from operations and borrowings from its existing credit facilities. At June 30, 2002 the Company had a cash balance of $354,000 compared to $785,000 at March 31, 2002.

The Company's operating activities provided cash of $2,900,000 for the three (3) months ended June 30, 2002 as compared to $2,776,000 for the three (3) months ended June 30, 2001. Net cash provided for the three (3) months ended June 30, 2002 consisted primarily of net income from operations, decreases in inventories, depreciation and amortization and increases in income taxes payable. These sources of cash more than offset the increase in accounts receivable associated with increased sales and increases in prepaid expenses and other current assets.

Investing activities used net cash of $9,657,000 and $83,000 for the three (3) months ended June 30, 2002 and June 30, 2001, respectively. The principal use for the three (3) months ended June 30, 2002 was for the purchase of certain assets relating to the collection systems for the containment of infectious waste and sterilization products business of MD Industries on June 21, 2002. The purchase price and related acquisition costs for the MD Industries business was approximately $9,520,000.

Financing activities provided cash of $6,327,000 for the three (3) months ended June 30, 2002 compared to $2,756,000 used for the three (3) months ended June 30, 2001. Financing activities consisted of borrowings under the Company's existing credit facility of $8,955,000, principally to finance the acquisition of certain assets of MD Industries, offset by principal payments of $2,390,000. Other financing activities include cash proceeds from the exercise of stock options of $96,000 and $334,000 used for the repurchase of the Company's common stock.

At June 30, 2002, the Company had no material commitments for capital expenditures.

The Company believes that the anticipated future cash flow from operations, coupled with its cash on hand and available funds under its revolving credit agreements, will be sufficient to meet working capital requirements.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the prime rate of interest plus a spread of up to 1/4%, LIBOR rate plus a spread of up to 2 1/2%, or at 1 1/4% over the prevailing bankers' acceptance rate. The spread over prime and LIBOR rates is determined based upon the Company's performance with regard to agreed upon financial ratios. The Company decides at its sole discretion as to whether borrowings will be at prime, LIBOR or bankers' acceptance rates. At June 30, 2002, $12,955,000 was outstanding under the credit facility. Changes in the prime rate, LIBOR rates or bankers' acceptance rates during fiscal 2003 will have a positive or negative effect on the Company's interest expense. Each 1% fluctuation in the interest rate will increase or decrease interest expense for the Company by approximately $130,000 on an annualized basis.

In addition, the Company is exposed to interest rate change market risk with respect to the proceeds received from the issuance and sale by the Buncombe County Industrial and Pollution Control Financing Authority Industrial Development Revenue Bonds. At June 30, 2002, $4,150,000 was outstanding for these Bonds. The Bonds bear interest at a variable rate determined weekly. During the quarter ended June 30, 2002, the interest rate on the Bonds approximated 1.6%. Each 1% fluctuation in interest rates will increase or decrease interest expense on the Bonds by approximately $42,000 on an annualized basis.

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

                   None

Item 3.            Defaults upon Senior Securities

                   None

Item 4             Submission of Matters to a Vote of Security Holders

                   None

Item 5.            Other Information

                   Certification Under Sarbanes-Oxley Act

                   Our Chief Executive Officer and Principal Financial Officer have furnished to the SEC the certification with respect to this Report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6.            (a)      Exhibits

                            99 - Certification pursuant to 18 USC ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                   (b)      Reports on Form 8-K

                            (i) Current Report on Form 8-K dated June 21, 2002 covering Item 2 - Acquisition or Disposition of Assets; and Item 7 - Financial Statements and Exhibits

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         MEDICAL ACTION INDUSTRIES INC.



Dated: August 8, 2002                    By: /s/ Richard G. Satin
       ---------------------                 --------------------------------
                                             Richard G. Satin, Vice President
                                             (Principal Financial Officer)