Form 10-Q
period 2002-09-30
MEDICAL ACTION INDUSTRIES INC
filed 2002-11-13
CIK 748270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,632,516 shares of common stock as of October 25, 2002.

                                    FORM 10-Q
                                    ---------

                                    CONTENTS
                                    --------


                                                                                                             PAGE
                                                                                                              NO.
                                                                                                             ----
PART I -          FINANCIAL INFORMATION
                  ---------------------

ITEM 1.           Condensed Financial Statements

                  Balance Sheets at September 30, 2002 (Unaudited) and March 31, 2002                         3-4

                  Statements  of  Earnings  for the  Three  Months  ended  September  30,  2002 and 2001        5
                  (Unaudited)

                  Statements  of  Earnings  for the  Six  Months  ended  September  30,  2002  and  2001        6
                  (Unaudited)

                  Statements  of Cash  Flows  for the Six  Months  ended  September  30,  2002  and 2001        7
                  (Unaudited)

                  Notes to Financial Statements (Unaudited)                                                  8-11

ITEM 2.           Management's Discussion and Analysis of Results of Operations and Financial Condition     12-16


ITEM 3.           Quantitative and Qualitative Disclosures about Market Risk                                16-17

ITEM 4.           Procedures and Controls                                                                   18-19

PART II -         OTHER INFORMATION
                  -----------------

ITEM 1.
------
                         MEDICAL ACTION INDUSTRIES INC.
                         -----------------------------
                                 BALANCE SHEETS
                                 --------------
                             (DOLLARS IN THOUSANDS)

                                     ASSETS
                                     ------

                                                                                     SEPTEMBER 30,          MARCH 31,
                                                                                              2002               2002
                                                                                     -------------          ---------
                                                                                       (UNAUDITED)
CURRENT ASSETS:

Cash                                                                                       $   712            $   785
Accounts receivable, less allowance for doubtful accounts of $255 at
September 30, 2002 and $234 at March 31, 2002                                                9,283              7,847

Inventories                                                                                 13,252             12,666
Prepaid expenses                                                                               636                333
Deferred income taxes                                                                          217                217
Other current assets                                                                            44                 81
                                                                                           -------            -------

TOTAL CURRENT ASSETS:                                                                       24,144             21,929

Property, plant and equipment, net                                                           9,876              9,691
Due from officers                                                                              382                382
Goodwill                                                                                    25,185             16,553
Trademarks                                                                                     596                569
Other intangible assets                                                                        322                351
Other assets                                                                                   184                172
                                                                                           -------            -------
TOTAL ASSETS:                                                                              $60,689            $49,647
                                                                                           =======            =======




   The accompanying notes are an integral part of these financial statements.

ITEM 1.
-------
                         MEDICAL ACTION INDUSTRIES INC.
                         -----------------------------
                                 BALANCE SHEETS
                                 --------------
                             (DOLLARS IN THOUSANDS)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                                                     SEPTEMBER 30,          MARCH 31,
                                                                                              2002               2002
                                                                                     -------------          ---------
                                                                                      (UNAUDITED)
CURRENT LIABILITIES:

Accounts payable                                                                           $ 2,658            $ 2,434
Accrued expenses, payroll and payroll taxes                                                  2,233              1,913
Accrued income taxes                                                                            82                 20
Current portion of long-term debt                                                            2,160              2,160
                                                                                           -------            -------
TOTAL CURRENT LIABILITIES:                                                                   7,133              6,527

Deferred income taxes                                                                          982                982

Long-term debt, less current portion                                                        14,565              8,380
                                                                                           -------            -------
TOTAL LIABILITIES:                                                                          22,680             15,889

COMMITMENTS

SHAREHOLDERS' EQUITY:

Common stock 15,000,000 shares authorized, $.001 par value; issued and outstanding 9,624,766 shares at September 30, 2002 and 9,496,949 shares at
March 31, 2002                                                                                  10                  9
Additional paid-in capital, net                                                             11,640             11,002
Retained earnings                                                                           26,359             22,747
                                                                                           -------            -------

TOTAL SHAREHOLDERS' EQUITY:                                                                 38,009             33,758
                                                                                           -------            -------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY:                                                  $ 60,689           $49,647
                                                                                           ========           =======





   The accompanying notes are an integral part of these financial statements.

ITEM 1.
-------

                         MEDICAL ACTION INDUSTRIES INC.
                         ------------------------------
                              STATEMENT OF EARNINGS
                              ---------------------
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                              THREE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                             2002             2001
                                                                                         ------------     ------------
Net sales                                                                                $23,576             $20,855

Cost of sales                                                                             16,468              14,305
                                                                                         -------             -------

Gross profit
                                                                                           7,108               6,550

Selling, general and administrative expenses                                               4,126               3,924
Interest expense                                                                             120                  55
Interest (income)                                                                            (18)                (21)
                                                                                         -------             -------
come before income taxes
                                                                                           2,880               2,592
Income tax expense                                                                         1,091               1,002
                                                                                         -------              ------

Net income                                                                               $ 1,789             $ 1,590
                                                                                         =======             =======

Net income per common share basic                                                        $   .19             $   .17
                                                                                         =======             =======

Net income per common share diluted                                                      $   .18             $   .16
                                                                                         =======             =======



   The accompanying notes are an integral part of these financial statements.

ITEM 1.

                         MEDICAL ACTION INDUSTRIES INC.
                         ------------------------------
                              STATEMENT OF EARNINGS
                              ---------------------
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                SIX MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                            2002                 2001
                                                                                         ----------         ------------
Net sales                                                                                 $46,130               $40,944

Cost of sales                                                                              31,877                28,377
                                                                                          -------               -------

Gross profit                                                                               14,253                12,567

Selling, general and administrative expenses                                                8,293                 7,679
Interest expense                                                                              170                   139
Interest (income)                                                                             (36)                  (39)
                                                                                          -------               -------

Income before income taxes                                                                  5,826                 4,788
Income tax expense                                                                          2,214                 1,856
                                                                                          -------               -------

Net income                                                                                $ 3,612               $ 2,932
                                                                                          =======               =======

Net income per common share basic                                                         $   .38               $   .32
                                                                                          =======               =======

Net income per common share diluted                                                       $   .35               $   .29
                                                                                          =======               =======




   The accompanying notes are an integral part of these financial statements.

ITEM 1.

                         MEDICAL ACTION INDUSTRIES INC.
                         ------------------------------
                             STATEMENT OF CASH FLOW
                             ----------------------
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                            SIX MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                         2002              2001
                                                                                       --------          --------
OPERATING ACTIVITIES
 Net income                                                                            $ 3,612           $ 2,932
 Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization                                                             590               509
 Provision for doubtful accounts                                                            21                21
 Deferred compensation                                                                      -                 24
 Gain on sale of property and equipment                                                     (1)               -
 Changes in operating assets and liabilities:
 Accounts receivable                                                                    (1,457)           (2,022)
 Inventories                                                                               120             1,271
 Prepaid expense and other current assets                                                 (266)             (157)
 Other assets                                                                              (44)                7
 Accounts payable                                                                          224               435
 Income taxes payable                                                                      548               852
 Accrued expenses, payroll and payroll taxes                                               320               (68)
                                                                                       -------           -------
 Net cash provided by operating activities                                               3,667             3,804
                                                                                       -------           -------

INVESTING ACTIVITIES

 Acquisition of business                                                                (9,527)               -
 Principal payment received for loans to officers                                           -                  1
 Purchase of property, plant and equipment                                                (557)             (303)
 Proceeds from sale of property and equipment                                                6                -
                                                                                       -------           -------
 Net cash used in investing activities                                                 (10,078)             (301)
                                                                                       -------           -------

FINANCING ACTIVITIES
 Proceeds from revolving line of credit and long term borrowings                        10,865               775
 Principal payments on revolving line of credit, long term debt, and
  capital lease obligations                                                             (4,680)           (3,752)
 Repurchases of company common stock                                                      (334)           (1,333)
 Proceeds from exercise of employee stock options                                          487               389
                                                                                       -------           -------
 Net cash provided by (used in) financing activities                                     6,338            (3,921)
                                                                                       -------           -------
 Decrease in cash                                                                          (73)             (418)
 Cash at beginning of year                                                                 785               639
                                                                                       -------           -------

 Cash at end of period                                                                 $   712           $   221
                                                                                       =======           =======



    The accompanying notes are an integral part of these financial statements

ITEM 1.
-------
                  MEDICAL ACTION INDUSTRIES INC. AND SUBSIDIARY
                  ---------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (UNAUDITED)

NOTE 1.                    BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-Q for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six (6) month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended March 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for the year ended March 31, 2002.

NOTE 2.                    INVENTORIES

Inventories, which are stated at the lower of cost (first-in, first-out) or market, consist of the following:

                                SEPTEMBER 30,                   MARCH 31,
                                         2002                        2002
                                -------------                   ---------
                                  (unaudited)
                                  (in thousands of dollars)

Finished Goods                         $5,994                      $6,049
Work in Process                            65                         -
Raw Materials                           7,193                       6,617
                                       ------                      ------

Total                                $ 13,252                    $ 12,666
                                     ========                    ========


NOTE 3.                    NET INCOME PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share is based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average prices during the periods. Excluded from the calculation of earnings per share are options and warrants to purchase 336,000 shares and 80,000 shares for the three and six months ended September 30, 2002 and September 30, 2001 respectively, as their inclusion would not have been dilutive. The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended September 30, 2002 and for the three and six months ended September 30, 2001.

ITEM 1.
-------
                  MEDICAL ACTION INDUSTRIES INC. AND SUBSIDIARY
                  ---------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (UNAUDITED)
NOTE 3. (continued)


                                                               THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                  SEPTEMBER 30,                      SEPTEMBER 30,
                                                             2002             2001               2002           2001
                                                             ----             ----               ----           ----
                                                                           (dollars in thousands except
                                                                                  per share data)
NUMERATOR:
----------

Net income for basic and
 dilutive earnings per share                                 $1,789           $1,590           $ 3,612          $2,932
                                                             ======           ======           =======          ======

DENOMINATOR:
------------

Denominator for basic earnings
 per share - weighted average shares                      9,526,233        9,136,994         9,510,057       9,121,523
                                                          ---------        ---------         ---------       ---------

Effect of dilutive securities

Employee and director stock options                         651,622        1,011,166           666,841         861,119
Warrants                                                     10,399           45,942            10,540          52,957
                                                             ------           ------            ------          ------

Dilutive potential common shares                            662,021        1,057,108           677,381         914,076
                                                            -------        ---------           -------         -------

Denominator for diluted earnings per
 share - adjusted weighted average
 shares                                                  10,188,254       10,194,102        10,187,438      10,035,599
                                                         ==========       ==========        ==========      ==========

Basic earnings per share                                       $.19             $.17              $.38            $.32
                                                               ====             ====              ====            ====

Diluted earnings per share                                     $.18             $.16              $.35            $.29
                                                               ====             ====              ====            ====



NOTE 4.           STOCKHOLDERS' EQUITY

For the three and six months ended September 30, 2002, 122,000 and 153,250 stock options were exercised by employees and directors of the Company in accordance with the Company's 1989 Non-Qualified Stock Option Plan, the 1994 Stock Incentive Plan, and the Company's 1996 Non-Employee Director Stock Option Plan, respectively. The exercise price of the options exercised ranged from $2.09 per share to $4.00 per share, the net cash proceeds from these exercises were $391,000 for the three months ended September 30, 2002 and $487,000 for the six months ended September 30, 2002.

ITEM 1.

NOTE 5.           ACQUISITION

On June 21, 2002, the Company acquired certain assets relating to the specialty packaging and collection systems for the containment of infectious waste and sterilization products business of MD Industries of Northbrook, Illinois ("MD Industries"). The purchase price for the assets acquired was approximately $9,527,000 including acquisition costs, all of which was paid at closing.

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

                 Inventory                                    $  706,000
                 Factory and office equipment                    162,000
                 Goodwill                                      8,632,000
                 Trademarks                                       27,000
                                                              ----------
                                                              $9,527,000

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

ITEM 1.
-------

NOTE 6.           SUBSEQUENT EVENTS

On October 25, 2002, the Company acquired certain assets relating to the BioSafety Division of Maxxim Medical, Inc. of Waltham, Massachusetts. The BioSafety Division, which maintains a manufacturing facility in Clarksburg, West Virginia, consists of specialty packaging and collection systems for the containment of infectious waste and a line of sharps containment systems. The purchase price for the assets acquired was approximately $20,500,000, of which $19,500,000 was paid at closing. An amount of up to $1,000,000 is payable on February 15, 2003 subject to certain performance levels of the acquired business.

The assets acquired included inventory, the land and manufacturing facility in Clarksburg, West Virginia, certain fixed assets, a non competition agreement, a supply agreement and intellectual property used in the operations of the BioSafety Division.

The acquisition of the BioSafety division of Maxxim Medical, Inc. will be accounted for as a purchase pursuant to Statement No. 141 as issued by the Financial Accounting Standards Board.

The Company utilized funds under the credit agreement dated as of October 21, 2002 in order to satisfy the purchase price.

On October 21, 2002 the Company entered into a credit agreement with certain lenders and a bank acting as administration agent for the lenders. The agreement replaces the sixth amended and restated Revolving Credit Note and Agreement dated June 18, 2002 with its previous bank. The Credit Agreement provides for borrowing of $40,000,000 and is divided into two types of borrowing facilities,
(i) a term loan with a principal amount of $25,000,000 which is payable in twenty consecutive equal quarterly installments commencing on December 31, 2002. The term note shall bear interest from inception on the unpaid principal at the applicable interest rate. (ii) Revolving credit loans, which amounts may be borrowed, repaid and reborrowed up to $15,000,000. The revolving credit agreement expires on September 30, 2005. The revolving credit loans shall bear interest from inception on the unpaid principal at the applicable interest rate.

The applicable interest rate for both the term loan and revolving credit loans shall equal the "alternate base rate" plus the applicable margin or at the Company's option the "LIBOR rate" plus the "applicable margin". The applicable base rate shall mean a rate per annum equal to the greater of (a) the Prime rate or (b) the Federal Funds effective rate in effect on such day plus 1/2 of 1%. "Applicable Margin" shall mean with respect to LIBOR loans a range of 225 basis points to 325 basis points, with respect to Alternate base rate loans, the applicable margin shall range from 0 basis points to 325 basis points. The rates for both LIBOR and Alternate base rate loans are established quarterly based upon agreed upon financial ratios. Borrowings on the revolving credit loans is further limited to 80% of eligible accounts receivable, and 55% of eligible inventory, as defined, with a sublimit of $7,500,000. Borrowings under this agreement are collateralized by all the assets of the Company, and the agreement contains certain restrictive covenants, which, among other matters, impose limitations with respect to the incurrence of liens, guarantees, mergers, acquisitions, capital expenditures, specified sales of assets and prohibits the payment of dividends. The Company is also required to maintain various financial ratios which will be measured quarterly.

ITEM 1.
-------

NOTE 7.           IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This statement eliminates the current requirements that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classifications. In addition, SFAS NO. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sales-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The rescission of SFAS No. 4 is effective in fiscal years beginning after May 15, 2002. The amendment and technical corrections are SFAS No. 13 are effective for financial statements issued on or after May 15, 2002. Management believes that the adoption of SFAS No. 145 will not have a material impact on its results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management believes that the adoption of SFAS No. 146 will not have a material impact on its results of operations or financial position.

ITEM 2.
-------

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

RESULTS OF OPERATIONS
---------------------

SIX MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO SIX MONTHS ENDED
SEPTEMBER 30, 2001
----------------------------------------------------------------

Net sales for the six months ended September 30, 2002 increased 13% to $46,130,000 from $40,944,000 for the six months ended September 30, 2001. The increase in net sales was primarily attributable to a $2,498,000, or 119% increase in net sales of the collection systems/biohazardous bags, a $5,809,000 or 141% increase in net sales of small kits and trays, a $1,021,000 increase in net sales of patient aids and a $945,000 increase in net sales of non-woven products. These increases were partially offset by a $2,141,000 or 20% decrease in net sales of laparotomy sponges and a $2,485,000 or 20% decrease in net sales of operating room towels. Management believes that the increase in net sales of the collection

ITEM 2.
-------

systems/biohazardous bags product line was primarily due to net sales of approximately $2,317,000 of collection systems/biohazardous bags products acquired from MD Industries on June 21, 2002 and greater domestic market penetration. Net sales of small kits and trays increased primarily due to net sales of approximately $5,153,000 of small kit and tray products acquired from Medi-Flex on November 30, 2001 and greater domestic market penetration. Net sales of non-woven products and patient aids was primarily due to greater market penetration. Unit sales of laparotomy sponges decreased by 18% and average selling prices decreased 3%. Unit sales of operating room towels decreased 9% and average selling prices decreased 12%. Management believes that the decrease in unit sales of laparotomy sponges and operating room towels was primarily due to increased competition in the domestic market.

The Company obtains a portion of its raw materials for operating room towels from the People's Republic of China. These operating room towel were designated as textile, for which an export visa is required. However, with the admission of the People's Republic of China into the World Trade Organization ("WTO"), export visas for operating room towels are no longer required. As a result, the Company believes that sales of the product will become more competitive and average selling prices will decline during fiscal 2003. In addition, the Company believes that it will be able to maintain its gross margin dollars as a percentage of net sales for these products.

Gross profit for the six months ended September 30, 2002 increased 13% to $14,253,000 from $12,567,000 for the six months ended September 30, 2001. Gross profits as a percentage of net sales for the six months ended September 30, 2002 and 2001 was 31% of net sales. The increase in gross profit dollars was primarily attributable to the increase in net sales.

Selling, general and administrative expenses for the six months ended September 30, 2002 increased 8% to $8,293,000 from $7,679,000 for the six months ended September 30, 2001. As a percentage of net sales, selling, general and administrative expenses decreased to 18% for the six months ended September 30, 2002 from 19% for the six months ended September 30, 2001. The increase in selling, general and administrative expense dollars was primarily attributable to increased selling expenses associated with achieving higher sales and increased administrative costs associated with the MD Industries and Medi- Flex acquisitions.

Interest expense for the six months ended September 30, 2002 increased 22% to $170,000 from $139,000 for the six months ended September 30, 2001. The increase in interest expense was attributable to an increase in the average principal loan balances during the six months ended September 30, 2002, as compared to the six months ended September 30, 2001. The increase in principal loan balances outstanding was primarily attributable to the MD Industries acquisition on June 21, 2002.

Net income for the six months ended September 30, 2002 increased to $3,612,000 from $2,932,000 for the six months ended September 30, 2001. The increase in net income is attributable to the aforementioned increase in net sales and gross profit, which were partially offset by an increase in selling, general and administrative expenses and interest expense.

ITEM 2.
-------

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001
--------------------------------------------------------------------

Net sales for the three months ended September 30, 2002 increased 13% to $23,576,000 from $20,855,000 for the three months ended September 30, 2001. The increase in net sales was primarily attributed to a $2,735,000 or 126% increase in net sales of small kits and trays, a $2,286,000 or 210% increase in net sales of the collection systems/biohazardous bags product line, a $232,000 increase in net sales of non-woven products and a $701,000 increase in net sales of patient aids. These increases were partially offset by a $1,279,000 or 24% decrease in net sales of laparotomy sponges and a $1,903,000 or 29% decrease in net sales of operating room towels. Management believes that the increase in net sales of small kits and trays was primarily due to net sales of approximately $2,480,000 of small kits and tray products acquired from Medi-Flex on November 30, 2001. Net sales of collection systems/biohazardous bags increased primarily due to $2,224,000 of sales of products acquired from MD Industries on June 21, 2002. Net sales of non-woven products and patient aids was primarily due to greater domestic market penetration.

Unit sales of laparotomy sponges decreased by 20% and average selling prices decreased by 5%. Unit sales of operating room towels decreased by 15% and average selling prices decreased by 16%. Management believes that the decrease in unit sales and average selling prices of laparotomy sponges and operating room towels was primarily due to increased competition in the domestic market.

The Company obtains a portion of its raw materials for operating room towels from the People's Republic of China. These operating room towels were designated as textile, for which an export visa is required. However, with the admission of the People's Republic of China into the World Trade Organization ("WTO"), export visas for operating room towels are no longer required. As a result, the Company believes that sales of the product will become more competitive and average selling prices will decline during fiscal 2003. In addition, the Company believes that it will be able to maintain its gross margin dollars as a percentage of net sales for these products.

Gross profit for the three months ended September 30, 2002 increased 9% to $7,108,000 from $6,550,000 for the three months ended September 30, 2002. Gross profit as a percentage of net sales for the three months ended September 30, 2002 decreased to 30% of net sales from 31% of net sales for the three months ended September 30, 2001. The increase in gross profit dollars was primarily attributable to the increase in net sales. The decrease in gross margin as a percentage of sales was primarily attributed to a change in the sales mix from fiscal 2001. The change in sales mix more than offset lower raw material costs and increased manufacturing efficiencies.

Selling, general and administrative expenses for the three months ended September 30, 2002 increased 5% to $4,126,000 from $3,924,000 for the three months ended September 30, 2001. As a percentage of net sales, selling, general and administrative expenses decreased to 18% for the three months ended September 30, 2002 from 19% for the three months ended September 30, 2001. The increase in selling, general and administrative expense dollars was primarily attributable to increased shipping expenses associated with achieving higher sales and increased administrative expenses to support the MD Industries acquisition which was completed on June 21, 2002.

Interest expense for the three months ended September 30, 2002 increased 118% to $120,000 from $55,000 for the three months ended September 30, 2001. The increase in interest expense was

ITEM 2.
-------

attributable to an increase in the average principal loan balances and interest rates during the quarter ended September 30, 2002, as compared to the quarter ended September 30, 2001. The increase in the average principal loan balances outstanding was primarily attributable to the MD Industries acquisition on June 21, 2002.

Net income for the three months ended September 30, 2002 increased to $1,789,000 from $1,590,000 for the three months ended September 30, 2001. The increase in net income is attributable to the aforementioned increase in net sales and gross profit, which were partially offset by an increase in selling, general and administrative expenses and interest expense.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company had working capital of $17,011,000 with a current ratio of 3.4 to 1 at September 30, 2002 as compared to working capital of $15,402,000 with a current ratio of 3.4 to 1 at March 31, 2002. Total borrowings outstanding, including Industrial Revenue Bonds of $4,060,000, were $16,725,000 with a debt to equity ratio of .44 to 1 at September 30, 2002 as compared to $10,540,000 with a debt to equity ratio of .31 to 1 at March 31, 2002. The increase in total borrowings outstanding at September 30, 2002 was primarily attributable to the utilization of funds under the Company's existing credit facilities to purchase certain assets relating to the collection systems for the containment of infectious waste and sterilization products business of MD Industries on June 21, 2002.

The Company has financed its operations primarily through cash flow from operations and borrowings from its existing credit facilities. At September 30, 2002, the Company had a cash balance of $712,000 compared to $785,000 at March 31, 2002.

The Company's operating activities provided cash of $3,667,000 for the six (6) months ended September 30, 2002 as compared to $3,804,000 provided for the six
(6) months ended September 30, 2001. Net cash provided for the six (6) months ended September 30, 2002 consisted primarily of net income from operations, depreciation, amortization, increases in income taxes payable and increases in accrued expenses, payroll and payroll taxes. These sources of cash more than offset the increase in accounts receivable associated with increased sales, and increases in prepaid expenses and other current assets.

Investing activities used net cash of $10,078,000 and $301,000 for the six (6) months ended September 30, 2002 and September 30, 2001, respectively. The principal uses for the six (6) months ended September 30, 2002 was for the purchase of certain assets relating to the collecting systems for the containment of infectious waste and sterilization products business of MD Industries on June 21, 2002. The purchase price and related acquisition costs for the MD Industries business was approximately $9,527,000.

Financing activities provided cash of $6,338,000 for the six (6) months ended September 30, 2002 compared to $3,921,000 used for the six (6) months ended September 30, 2001. Financing activities consisted of borrowings under the Company's existing credit facility of $10,865,000, principally to finance the acquisition of certain assets of MD Industries, offset by principal payments of $4,682,000. Other financing activities include cash proceeds from the exercise of stock options of $487,000 and $334,000 used for the repurchase of the Company's common stock.

ITEM 2.
-------

On October 25, 2002, the Company acquired certain assets relating to the BioSafety Division of Maxxim Medical, Inc. of Waltham, Massachusetts. The BioSafety Division, which maintains a manufacturing facility in Clarksburg, West Virginia, consists of specialty packaging and collection systems for the containment of infectious waste and a line of sharps containment systems. The purchase price for the assets acquired was approximately $20,500,000, of which $19,500,000 was paid at closing. An amount of up to $1,000,000 is payable on February 15, 2003 subject to certain performance levels of the acquired business.

The assets acquired included inventory, the land and manufacturing facility in Clarksburg, West Virginia, certain fixed assets, a non competition agreement, a supply agreement and intellectual property used in the operations of the BioSafety Division.

The acquisition of the BioSafety division of Maxxim Medical, Inc. will be accounted for as a purchase pursuant to Statement No. 141 as issued by the Financial Accounting Standards Board.

The Company utilized funds under the credit agreement dated as of October 21, 2002 in order to satisfy the purchase price.

On October 21, 2002 the Company entered into a credit agreement with certain lenders and a bank acting as administration agent for the lenders. The agreement which replaces the sixth amended and restated Revolving Credit Note and Agreement dated June 18, 2002 with its previous bank. The Credit Agreement provides for borrowing of $40,000,000 and is divided into two types of borrowing facilities, (i) a term loan with a principal amount of $25,000,000 which is payable in twenty consecutive equal quarterly installments commencing on December 31, 2002. The term note shall bear interest from inception on the unpaid principal at the applicable interest rate. (ii) Revolving credit loans, which amounts may be borrowed, repaid and reborrowed up to $15,000,000. The revolving credit agreement expires on September 30, 2005. The revolving credit loans shall bear interest from inception on the unpaid principal at the applicable interest rate.

The applicable interest rate for both the term loan and revolving credit loans shall equal the "alternate base rate" plus the applicable margin or at the Company's option the "LIBOR rate" plus the "applicable margin". The applicable base rate shall mean a rate per annum equal to the greater of (a) the Prime rate or (b) the Federal Funds effective rate in effect on such day plus 1/2 of 1%. "Applicable Margin" shall mean with respect to LIBOR loans a range of 225 basis points to 325 basis points, with respect to Alternate base rate loans, the applicable margin shall range from 0 basis points to 325 basis points. The rates for both LIBOR and Alternate base rate loans are established quarterly based upon agreed upon financial ratios. Borrowings on the revolving credit loans is further limited to 80% of eligible accounts receivable, and 55% of eligible inventory, as defined, with a sublimit of $7,500,000. Borrowings under this agreement are collateralized by all the assets of the Company, and the agreement contains certain restrictive covenants, which, among other matters, impose limitations with respect to the incurrence of liens, guarantees, mergers, acquisitions, capital expenditures, specified sales of assets and prohibits the payment of dividends. The Company is also required to maintain various financial ratios which will be measured quarterly.

At September 30, 2002, the Company had no material commitments for capital expenditures.

ITEM 2.
-------

The Company believes that the anticipated future cash flow from operations, coupled with its cash on hand and available funds under its revolving credit agreements, will be sufficient to meet working capital requirements.

ITEM 3.
-------

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the prime rate of interest plus a spread of up to 1/4%, LIBOR rate plus a spread of up to 2 1/2%, or at 1 1/4% over the prevailing bankers' acceptance rate. The spread over prime and LIBOR rates is determined based upon the Company's performance with regard to agreed upon financial ratios. The Company decides at its sole discretion as to whether borrowings will be at prime, LIBOR or bankers' acceptance rates. At September 30, 2002, $12,665,000 was outstanding under the credit facility. Changes in the prime rate, LIBOR rates or bankers' acceptance rates during fiscal 2003 will have a positive or negative effect on the Company's interest expense. Each 1% fluctuation in the interest rate will increase or decrease interest expense for the Company by approximately $127,000 on an annualized basis.

In addition, the Company is exposed to interest rate change market risk with respect to the proceeds received from the issuance and sale by the Buncombe County Industrial and Pollution Control Financing Authority Industrial Development Revenue Bonds. At September 30, 2002, $4,060,000 was outstanding for these Bonds. The Bonds bear interest at a variable rate determined weekly. During the quarter ended September 30, 2002, the interest rate on the Bonds approximated 1.5%. Each 1% fluctuation in interest rates will increase or decrease interest expense on the Bonds by approximately $41,000 on an annualized basis.

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

ITEM 4.
-------

PROCEDURES AND CONTROLS
-----------------------

Within the 90 days prior to the date of this report, Medical Action Industries Inc. carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

               None

ITEM 3.        Defaults upon Senior Securities

               None

ITEM 4         Submission of Matters to a Vote of Security Holders

               A. The Registrant held its Annual Meeting of Stockholders on August 15, 2002

               B. One Director was elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2005. The name of the Director and votes cast in favor of his election and share withheld are as follows:
                    Name                     Votes for         Votes Withheld
                    ----                     ---------         --------------
                    Dr. Philip F. Corso      7,245,906         1,067,380

               C. The stockholders also approved a proposal to ratify the appointment of Grant Thornton LLP as independent certified public accountants of the Company for the fiscal year ended March 31, 2003; 8,216,486 shares voted in favor of the proposal, 80,129 shares voted against the 16,621 shares abstained from voting.

ITEM 5.        Other Information

               None

ITEM 6.        (a) Exhibits and Reports on Form 8-K

               99 - Certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

               (b) Reports on Form 8-K

               None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MEDICAL ACTION INDUSTRIES INC.


Dated: November 13, 2002                  By: /s/ Richard G. Satin
       -----------------                      --------------------
                                              Richard G. Satin, Principal
                                              Financial Officer, Vice President
                                              of Operations and General Counsel