Form 10-Q
period 2002-12-31
MEDICAL ACTION INDUSTRIES INC
filed 2003-02-05
CIK 748270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002


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


      Yes |X|                                                     No __
          ---


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,643,892 shares of common stock as of February 3, 2003.

                                    FORM 10-Q
                                    ---------

                                    CONTENTS
                                    --------

                                                                                                           PAGE
                                                                                                            NO.
                                                                                                            ---
PART I -          FINANCIAL INFORMATION

ITEM 1.           Condensed Financial Statements

                  Balance Sheets at December 31, 2002 (Unaudited) and March 31, 2002                        3-4

                  Statements of Earnings for the Three Months ended December 31, 2002 and 2001                5

                  Statements of Earnings for the Nine Months ended December 31, 2002 and 2001                 6

                  Statements of Cash Flows for the Nine Months ended December 31, 2002 and 2001               7

                  Notes to Financial Statements (Unaudited)                                                8-13

ITEM 2.           Management's Discussion and Analysis of Results of Operations and Financial Condition   14-18

ITEM 3.           Quantitative and Qualitative Disclosures about Market Risk                                 18

ITEM 4.           Procedures and Controls                                                                    19

PART II -         OTHER INFORMATION
                  -----------------

ITEM 1.
-------

                         MEDICAL ACTION INDUSTRIES INC.
                         ------------------------------
                                 BALANCE SHEETS
                                 --------------
                             (DOLLARS IN THOUSANDS)

                                     ASSETS
                                     ------

                                                                                      DECEMBER 31,          MARCH 31,
                                                                                              2002               2002
                                                                                         ---------           --------
                                                                                       (UNAUDITED)
CURRENT ASSETS:

Cash                                                                                       $ 1,089            $   785
Accounts receivable, less allowance for doubtful accounts of $265 at
 December 31, 2002 and $234 at March 31, 2002                                               12,392              7,847

Inventories                                                                                 15,712             12,666
Prepaid expenses                                                                               612                333
Deferred income taxes                                                                          217                217
Other current assets                                                                           103                 81
                                                                                           -------            -------

TOTAL CURRENT ASSETS:                                                                       30,125             21,929

Property, plant and equipment, net                                                          15,110              9,691
Due from officers                                                                              382                382
Goodwill                                                                                    35,983             16,553
Trademarks                                                                                     666                569
Other intangible assets                                                                      2,567                351
Other assets                                                                                   761                172
                                                                                           -------            -------

TOTAL ASSETS:                                                                              $85,594            $49,647
                                                                                           =======            =======



   The accompanying notes are an integral part of these financial statements.

ITEM 1.
------

                         MEDICAL ACTION INDUSTRIES INC.
                         ------------------------------
                                 BALANCE SHEETS
                                 --------------
                             (DOLLARS IN THOUSANDS)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                                                      DECEMBER 31,          MARCH 31,
                                                                                              2002               2002
                                                                                         ---------            -------
                                                                                       (UNAUDITED)
CURRENT LIABILITIES:

Accounts payable                                                                           $ 5,901            $ 2,434
Accrued expenses, payroll and payroll taxes                                                  2,102              1,913
Accrued income taxes                                                                           670                 20
Current portion of long-term debt                                                            5,360              2,160
                                                                                           -------              -----

TOTAL CURRENT LIABILITIES:                                                                  14,033              6,527

Deferred income taxes                                                                          982                982

Long-term debt, less current portion                                                        30,343              8,380
                                                                                           -------              -----

TOTAL LIABILITIES:                                                                          45,358             15,889

COMMITMENTS

SHAREHOLDERS' EQUITY:

Common stock 15,000,000 shares authorized, $.001 par value; issued and outstanding 9,641,392 shares at December 31, 2002 and 9,496,949 shares at
March 31, 2002                                                                                  10                  9
Additional paid-in capital, net                                                             11,689             11,002
Retained earnings                                                                           28,537             22,747
                                                                                           -------              -----

TOTAL SHAREHOLDERS' EQUITY:                                                                 40,236             33,758
                                                                                           -------              -----


TOTAL LIABILITIES & SHAREHOLDERS' EQUITY:                                                  $85,594            $49,647
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
                                   (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                              DECEMBER 31,
                                                                                          2002                2001
                                                                                          ----                ----
Net sales                                                                                $28,989             $20,429

Cost of sales                                                                             20,282              14,232
                                                                                         -------             -------

Gross profit                                                                               8,707               6,197

Selling, general and administrative expenses                                               4,910               3,531
Interest expense                                                                             291                  59
Interest (income)                                                                            (17)                (18)
                                                                                         -------             -------

Income before income taxes                                                                 3,523               2,625
Income tax expense                                                                         1,346               1,024
                                                                                         -------             -------


Net income                                                                                $2,177             $1,601
                                                                                          ======             ======

Net income per common share basic                                                         $  .23             $  .17
                                                                                          ======             ======

Net income per common share diluted                                                       $  .21             $  .16
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
                                   (UNAUDITED)

                                                                                              NINE MONTHS ENDED
                                                                                                 DECEMBER 31,
                                                                                             2002                2001
                                                                                           ------               -----
Net sales                                                                                 $75,119            $61,373

Cost of sales                                                                              52,159             42,609
                                                                                          -------            -------

Gross profit                                                                               22,960             18,764

Selling, general and administrative expenses                                               13,203             11,210
Interest expense                                                                              461                198
Interest (income)                                                                             (53)               (57)
                                                                                          -------            -------

Income before income taxes                                                                  9,349              7,413
Income tax expense                                                                          3,559              2,880
                                                                                          -------            -------

Net income                                                                                $ 5,790           $  4,533
                                                                                          =======           ========

Net income per common share basic                                                         $   .61               .49
                                                                                          =======           ========

Net income per common share diluted                                                       $   .57           $   .45
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

ITEM 1.
-------

                         MEDICAL ACTION INDUSTRIES INC.
                         ------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            NINE MONTHS ENDED
                                                                                               DECEMBER 31,
                                                                                          2002             2001
                                                                                          ----             ----
OPERATING ACTIVITIES
Net income                                                                           $       5,790   $         4,533
Adjustments to reconcile net income to net cash provided by
      Operating activities:
Depreciation and amortization                                                                1,122               761
Provision for doubtful accounts                                                                 31                31
Deferred compensation                                                                            -                24
Gain on sale of property and equipment                                                          (1)                -
Changes in operating assets and liabilities net of acquisition:
      Accounts receivable                                                                   (4,576)             (431)
      Inventories                                                                           (1,437)             (102)
      Prepaid expenses and other current assets                                               (301)             (150)
      Other assets                                                                            (721)               12
      Accounts payble                                                                        3,467              (395)
      Income taxespayable                                                                    1,135             1,143
     Accrued expenses, payroll and payroll taxes                                               189              (194)
                                                                                     -------------    --------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                    4,698             5,232
                                                                                     -------------    --------------

INVESTING ACTIVITIES
Purchase price and related acquisition costs                                              (29,122)           (11,269)
Principal payment received for loans to officers                                                -                  1
Purchase of property, plant and equipment                                                    (644)              (465)
Proceeds from sale of property and equipment                                                    6                  -
                                                                                     -------------    --------------

NET CASH USED IN INVESTING ACTIVITIES                                                     (29,760)           (11,733)
                                                                                     -------------    --------------

FINANCING ACTIVITIES
Proceeds from revolving line of credit and long term borrowings                            45,150             12,635
Principal payments on revolving line of credit and  long term debt                        (19,987)            (4,840)
Repurchases of company common stock                                                          (334)            (1,333)
Proceeds from exercise of employee stock options                                              537                573
                                                                                     -------------    --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  25,366             7,035
                                                                                     -------------    --------------

Increase in cash                                                                              304               534
Cash at beginning of year                                                                     785               639
                                                                                     -------------    --------------

Cash at end of period                                                                $      1,089    $        1,173
                                                                                     =============   ===============


    The accompanying notes are an integral part of these financial statements

ITEM 1.
-------

                  MEDICAL ACTION INDUSTRIES INC. AND SUBSIDIARY
                  ---------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (UNAUDITED)

NOTE 1.                    BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-Q for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine (9) month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for the year ended March 31, 2002.

NOTE 2.                    INVENTORIES

Inventories, which are stated at the lower of cost (first-in, first-out) or market, consist of the following:

                                                    DECEMBER 31,                   MARCH 31,
                                                            2002                        2002
                                                       ---------                     -------
                                                     (unaudited)
                                                     (in thousands of dollars)
Finished Goods                                            $8,431                      $6,049
Work in Process                                              144                           -
Raw Materials                                              7,137                       6,617
                                                         -------                      ------

Total                                                   $ 15,712                    $ 12,666
                                                        ========                    ========


NOTE 3.                    NET INCOME PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share is based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average prices during the periods. Excluded from the calculation of earnings per share are options and warrants to purchase 377,500 shares and 316,000 shares for the three and nine months ended December 31, 2002 respectively, as their inclusion would not have been dilutive. The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended December 31, 2002 and for the three and nine months ended December 31, 2001.

ITEM 1.
-------

                  MEDICAL ACTION INDUSTRIES INC. AND SUBSIDIARY
                  ---------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (UNAUDITED)

NOTE 3. (continued)

                                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                 DECEMBER 31,                       DECEMBER 31,
                                                             2002              2001              2002             2001
                                                             ----              ----              ----             ----
                                                                      (dollars in thousands except
                                                                            per share data)
NUMERATOR:

Net income for basic and
 dilutive earnings per share                                 $2,177           $1,601           $ 5,790          $4,533
                                                             ------           ------           -------          ------

DENOMINATOR:

Denominator for basic earnings
 per share - weighted average shares                       9,637,842        9,310,403         9,552,652       9,184,483
                                                           ---------        ---------         ---------       ---------

Effect of dilutive securities

Employee and director stock options                          536,869          934,959           623,517         885,732
Warrants                                                       9,937           29,071            10,339          44,995
                                                           ---------        ---------         ---------       ---------

Dilutive potential common shares                             546,806          964,030           633,856         930,727
                                                             -------          -------           -------         -------

Denominator for diluted earnings per
 share - adjusted weighted average
 shares                                                   10,184,648       10,274,433        10,186,508      10,115,210
                                                          ==========       ==========        ==========      ==========

Basic earnings per share                                        $.23             $.17              $.61            $.49
                                                                ====             ====              ====            ====

Diluted earnings per share                                      $.21             $.16              $.57            $.45
                                                                ====             ====              ====            ====

NOTE 4.                    STOCKHOLDERS' EQUITY

For the three and nine months ended December 31, 2002, 17,750 and 171,000 stock options, respectively, were exercised by employees of the Company in accordance with the Company's 1989 Non-Qualified Stock Option Plan and the 1994 Stock Incentive Plan, respectively. The exercise price of the options exercised ranged from $2.09 per share to $4.00 per share, the net cash proceeds from these exercises were $50,000 for the three months ended December 31, 2002 and $537,000 for the nine months ended December 31, 2002.

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

ITEM 1.
-------

NOTE 5.                    ACQUISITIONS

On October 25, 2002, the Company acquired certain assets relating to the BioSafety Division of Maxxim Medical, Inc. of Waltham, Massachusetts. The BioSafety Division, which maintains a manufacturing facility in Clarksburg, West Virginia, consists of specialty packaging and collection systems for the containment of infectious waste and a line of sharps containment systems. The purchase price for the assets acquired including related closing costs was approximately $19,587,000, of which $19,500,000 was paid to the seller at closing. An amount of up to $1,000,000 is payable on February 15, 2003 subject to certain performance levels of the acquired business.

The assets acquired included inventory, the land and manufacturing facility in Clarksburg, West Virginia, certain fixed assets, a non competition agreement, customer relationships, and intellectual property used in the operations of the Biosafety Division.

The acquisition of the Biosafety Division of Maxxim Medical, Inc. has been accounted for as a purchase pursuant to Statement No. 141 as issued by the Financial Accounting Standards Board. The operations of the BioSafety Division of Maxxim Medical, Inc. have been included in the Company's statement of earnings since the acquisition date. The following table summarizes the assets acquired from the BioSafety Division of Maxxim Medical, Inc. and the preliminary allocation of the purchase price:

                  Inventory                                                  $   909,000
                  Land and building                                            1,380,000
                  Factory and office equipment                                 4,280,000
                  Goodwill                                                    10,648,000
                  Trademarks                                                      70,000
                  Non-competition agreement                                      700,000
                  Customer relationships                                       1,600,000
                                                                             -----------
                                                                             $19,587,000
                                                                             ===========


The BioSafety Division of Maxxim Medical, Inc. manufactures biosafety containment products that are used to dispose of sharp medical instruments and biological waste. Essentially, the acquisition increased the Company's market share in these products, while gaining manufacturing efficiencies and the benefit of increased purchasing power and lower material costs. As a result of the acquisition, the company has projected approximately $19 million of incremental sales to existing customers of biosafety containment products with limited selling and general administrative expenses. The aforementioned were the primary reasons for the acquisition and the main factors that contributed to the purchase price and which resulted in the recognition of goodwill. For tax purposes, the goodwill will be deductible.

Goodwill and trademarks will be tested for impairment periodically, in accordance with Statement No. 142 as issued by the Financial Accounting Standards Board. The non-competition agreement will be amortized over a period of five years and the customer relationships will be amortized over a period of twenty years.

The Company utilized the funds available under its existing Revolving Credit Note and Loan Agreement in order to satisfy the purchase price. The purchase price allocation is subject to

ITEM 1.
-------

certain adjustments, none of which are anticipated to be material, because the valuation of the assets and acquisition costs have not been finalized.

Summarized below are the unaudited pro forma results of operations of the Company as if the BioSafety Division of Maxxim Medical, Inc. has been acquired at the beginning of the fiscal periods presented:

                                                Three Months ended December 31,      Nine Months ended December 31,
                                                             2001                       2002              2001
                                                             ----                       ----              ----
Net Sales                                                $28,429,000                $87,658,000        $84,246,000
Net Income                                                 2,191,000                  6,149,000          6,531,000



Net income per common share
Basic                                                          $0.24                      $0.64              $0.71
Diluted                                                        $0.21                      $0.60              $0.65

The pro forma results of operations of the Company for the three months ended December 31, 2002 were not materially different than actual results.

Reclassifications and adjustments were made to the pro forma results to properly reflect depreciation of property, plant and equipment, interest expense, financing fees and tax rates.

The pro forma financial information presented above for the three and nine months ended December 31, 2002 and 2001 is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future operating results of the combined companies.

On June 21, 2002, the Company acquired certain assets relating to the specialty packaging and collection systems for the containment of infectious waste and sterilization products business of MD Industries of Northbrook, Illinois ("MD Industries"). The purchase price for the assets acquired was approximately $9,535,000 including acquisition costs, all of which was paid at closing.

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


                 Inventory                                               $  700,000
                 Factory and office equipment                                26,000
                 Goodwill                                                 8,782,000
                 Trademarks                                                  27,000
                                                                          ---------
                                                                         $9,535,000
                                                                         ==========

ITEM 1.
-------

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

NOTE 6.                    LONG-TERM DEBT

On October 21, 2002 the Company entered into a credit agreement with certain lenders and a bank acting as administration agent for the lenders. The agreement replaces the sixth amended and restated Revolving Credit Note and Agreement dated June 18, 2002 with its previous bank. The Credit Agreement provides for borrowing of $40,000,000 and is divided into two types of borrowing facilities,
(i) a term loan with a principal amount of $25,000,000 which is payable in twenty consecutive equal quarterly installments commencing on December 31, 2002. The term note shall bear interest from inception on the unpaid principal at the applicable interest rate. (ii) Revolving credit loans, which amounts may be borrowed, repaid and reborrowed up to $15,000,000. The revolving credit agreement expires on October 21, 2005. The revolving credit loans shall bear interest from inception on the unpaid principal at the applicable interest rate.

The applicable interest rate for both the term loan and revolving credit loans shall equal the "alternate base rate" plus the applicable margin or at the Company's option the "LIBOR rate" plus the "applicable margin". The alternate base rate shall mean a rate per annum equal to the greater of (a) the Prime rate or (b) the Federal Funds effective rate in effect on such day plus 1/2 of 1%. "Applicable Margin" shall mean with respect to LIBOR loans a range of 225 basis points to 325 basis points, with respect to Alternate base rate loans, the applicable margin shall range from 0 basis points to 75 basis points. The rates for both LIBOR and Alternate base rate loans are established quarterly based upon agreed upon financial ratios. Borrowings on the revolving credit loans are further limited to 80% of eligible accounts receivable, and 55% of eligible inventory, as defined, with a sublimit of $7,500,000. Borrowings under this agreement are collateralized by all the assets of the Company, and the agreement contains certain restrictive covenants, which, among other matters, impose limitations with respect to the incurrence of liens, guarantees, mergers, acquisitions, capital expenditures, specified sales of assets and prohibits the payment of dividends. The Company is also required to maintain various financial ratios which will be measured quarterly.

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

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company currently plans to continue to apply the intrinsic-value based method to account for stock options and will comply with the new disclosure requirements beginning with its fiscal year ending March 31, 2003.

ITEM 2.
--------

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

RESULTS OF OPERATIONS
---------------------

NINE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------

Net sales for the nine months ended December 31, 2002 increased $13,746,000 or 22% to $75,119,000 from $61,373,000 for the nine months ended December 31, 2001. The increase in net sales was primarily attributable to a $9,517,000, or 283% increase in net sales of the collection systems/biohazardous bags, a $8,311,000 or 120% increase in net sales of small kits and trays, a $1,482,000 increase in net sales of patient aids and a $1,229,000 increase in net sales of non- woven products. These increases were partially offset by a $2,396,000 or 16% decrease

ITEM 2.
-------

in net sales of laparotomy sponges and a $3,469,000 or 18% decrease in net sales of operating room towels.

Management believes that the increase in net sales of the collection systems/biohazardous bags product line was primarily due to net sales of approximately $4,134,000 of collection systems/biohazardous bags products acquired from MD Industries on June 21, 2002, net sales of $4,947,000 of collection systems/biohazardous bags products acquired from the BioSafety Division of Maxxim Medical, Inc. on October 25, 2002 and greater domestic market penetration. Net sales of small kits and trays increased primarily due to net sales of approximately $7,019,000 of small kit and tray products acquired from Medi-Flex on November 30, 2001 and greater domestic market penetration. Net sales of non-woven products and patient aids was primarily due to greater market penetration. Unit sales of laparotomy sponges decreased by 14% and average selling prices decreased 3%. Unit sales of operating room towels decreased 8% and average selling prices decreased 11%. Management believes that the decrease in unit sales of laparotomy sponges and operating room towels was primarily due to increased competition in the domestic market.

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

Gross profit for the nine months ended December 31, 2002 increased 22% to $22,960,000 from $18,764,000 for the nine months ended December 31, 2001. Gross profits as a percentage of net sales for the nine months ended December 31, 2002 and 2001 was 31% of net sales. The increase in gross profit dollars was primarily attributable to the increase in net sales.

Selling, general and administrative expenses for the nine months ended December 31, 2002 increased 17% to $13,120,000 from $11,210,000 for the nine months ended December 31, 2001. As a percentage of net sales, selling, general and administrative expenses decreased to 17% for the nine months ended December 31, 2002 from 18% for the nine months ended December 31, 2001. The increase in selling, general and administrative expense dollars was primarily attributable to increased selling expenses associated with achieving higher sales and increased administrative costs associated with the MD Industries, the BioSafety division of Maxxim Medical, Inc. and Medi-Flex acquisitions.

Interest expense for the nine months ended December 31, 2002 increased 133% to $461,000 from $198,000 for the nine months ended December 31, 2001. The increase in interest expense was attributable to an increase in the average principal loan balances during the nine months ended December 31, 2002, as compared to the nine months ended December 31, 2001. The increase in principal loan balances outstanding was primarily attributable to the MD Industries acquisition on June 21, 2002 and the BioSafety Division of Maxxim Medical, Inc. acquisition on October 25, 2002.

ITEM 2.
-------

Net income for the nine months ended December 31, 2002 increased to $5,790,000 from $4,533,000 for the nine months ended December 31, 2001. The increase in net income is attributable to the aforementioned increase in net sales and gross profit, which were partially offset by an increase in selling, general and administrative expenses and interest expense.

THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2001
-------------------------------------------------------------------------------

Net sales for the three months ended December 31, 2002 increased $8,560,000 or 42% to $28,989,000 from $20,429,000 for the three months ended December 31, 2001. The increase in net sales was primarily attributed to a $2,501,000 or 89% increase in net sales of small kits and trays, a $7,019,000 or 547% increase in net sales of the collection systems/biohazardous bags product line, a $284,000 increase in net sales of non-woven products and a $462,000 increase in net sales of patient aids. These increases were partially offset by a $254,000 or 6% decrease in net sales of laparotomy sponges and a $986,000 or 15% decrease in net sales of operating room towels. Management believes that the increase in net sales of small kits and trays was primarily due to net sales of approximately $1,866,000 of small kits and tray products acquired from Medi-Flex on November 30, 2001 and greater domestic market penetration. Net sales of collection systems/biohazardous bags increased primarily due to $1,884,000 of sales of products acquired from MD Industries on June 21, 2002, $4,947,000 of BioSafety Division products of Maxxim Medical, Inc. acquired on October 25, 2002 and greater domestic market penetration. Net sales of non-woven products and patient aids was primarily due to greater domestic market penetration.

Unit sales of laparotomy sponges decreased by 3% and average selling prices decreased by 3%. Unit sales of operating room towels decreased by 7% and average selling prices decreased by 9%. Management believes that the decrease in unit sales and average selling prices of laparotomy sponges and operating room towels was primarily due to increased competition in the domestic market.

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

Gross profit for the three months ended December 31, 2002 increased 41% to $8,707,000 from $6,197,000 for the three months ended December 31, 2001. Gross profit as a percentage of net sales was 30% for the three months ended December 31, 2002, and 2001, respectively. The increase in gross profit dollars was primarily attributable to the increase in net sales.

Selling, general and administrative expenses for the three months ended December 31, 2002 increased 38% to $4,856,000 from $3,531,000 for the three months ended December 31, 2001. As a percentage of net sales, selling, general and administrative expenses remained consistent at 17% for the three months ended December 31, 2002 and 2001, respectively. The increase in selling, general and administrative expense dollars was primarily attributable to increased shipping and selling expenses associated with achieving higher sales and increased administrative expenses to support

ITEM 2.
-------

the MD Industries acquisition which was completed on June 21, 2002 and the BioSafety Division of Maxxim Medical, Inc. which was completed on October 25, 2002.

Interest expense for the three months ended December 31, 2002 increased 393% to $291,000 from $59,000 for the three months ended December 31, 2001. The increase in interest expense was attributable to an increase in the average principal loan balances during the quarter ended December 31, 2002, as compared to the quarter ended December 31, 2001. The increase in the average principal loan balances outstanding was primarily attributable to the MD Industries acquisition on June 21, 2002, and the BioSafety Division of Maxxim Medical, Inc. acquisition on October 25, 2002.

Net income for the three months ended December 31, 2002 increased to $2,177,000 from $1,601,000 for the three months ended December 31, 2001. The increase in net income is attributable to the aforementioned increase in net sales and gross profit, which were partially offset by an increase in selling, general and administrative expenses and interest expense.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company had working capital of $16,092,000 with a current ratio of 2.1 to 1 at December 31, 2002 as compared to working capital of $15,402,000 with a current ratio of 3.4 to 1 at March 31, 2002. Total borrowings outstanding, including Industrial Revenue Bonds of $3,970,000, were $35,703,000 with a debt to equity ratio of .89 to 1 at December 31, 2002 as compared to $10,540,000 with a debt to equity ratio of .31 to 1 at March 31, 2002. The increase in total borrowings outstanding at December 31, 2002 was primarily attributable to the utilization of funds under the Company's existing credit facilities to purchase certain assets relating to the collection systems for the containment of infectious waste and sterilization products business of MD Industries on June 21, 2002 and the acquisition of certain assets relating to the BioSafety Division of Maxxim Medical, Inc. on October 25, 2002.

The Company has financed its operations primarily through cash flow from operations and borrowings from its existing credit facilities. At December 31, 2002, the Company had a cash balance of $1,089,000 compared to $785,000 at March 31, 2002.

The Company's operating activities provided cash of $4,698,000 for the nine months ended December 31, 2002 as compared to $5,232,000 provided for the nine months ended December 31, 2001. Net cash provided for the nine months ended December 31, 2002 consisted primarily of net income from operations, depreciation, amortization, increases in income taxes payable and increases in accounts payable. These sources of cash more than offset the increase in accounts receivable associated with increased sales, and increases in inventories, prepaid expenses and other current assets.

Investing activities used net cash of $29,760,000 and $11,733,000 for the nine months ended December 31, 2002 and December 31, 2001, respectively. The principal uses for the nine months ended December 31, 2002 was for the purchase of certain assets relating to the collecting systems for the containment of infectious waste and sterilization products business of MD Industries on June 21, 2002 and the acquisition of certain assets relating to the BioSafety Division of Maxxim Medical, Inc. on October 25, 2002. The purchase price and related acquisition costs for the MD Industries

ITEM 2.
-------

business was approximately $9,535,000. The purchase price and related acquisition costs for the BioSafety Division of Maxxim Medical, Inc. was approximately $19,587,000.

Financing activities provided cash of $25,366,000 for the nine months ended December 31, 2002 compared to $7,035,000 for the nine months ended December 31, 2001. Financing activities consisted of borrowings under the Company's existing credit facility of $45,150,000, principally to finance the acquisition of certain assets of MD Industries and certain assets of the BioSafety Division of Maxxim Medical, Inc., offset by principal payments of $19,987,000. Other financing activities include cash proceeds from the exercise of stock options of $537,000 and $334,000 used for the repurchase of the Company's common stock.

At December 31, 2002, the Company had no material commitments for capital expenditures.

The Company believes that the anticipated future cash flow from operations, coupled with its cash on hand and available funds under its revolving credit agreements, will be sufficient to meet working capital requirements.

ITEM 3.
-------

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the "alternate base rate" plus the applicable margin or at the Company's option the "LIBOR rate" plus the "applicable margin". The alternate base rate shall mean a rate per annum equal to the greater of (a) the Prime rate or (b) the Federal Funds effective rate in effect on such day plus 1/2 of 1%. "Applicable Margin" shall mean with respect to LIBOR loans a range of 225 basis points to 325 basis points, with respect to Alternate base rate loans, the applicable margin shall range from 0 basis points to 75 basis points. The rates for both LIBOR and Alternate base rate loans are established quarterly based upon agreed upon financial ratios. At December 31, 2002, $31,733,000 was outstanding under the credit facility. Changes in the prime rate, LIBOR rates or bankers' acceptance rates during fiscal 2003 will have a positive or negative effect on the Company's interest expense. Each 1% fluctuation in the interest rate will increase or decrease interest expense for the Company by approximately $317,000 on an annualized basis.

In addition, the Company is exposed to interest rate change market risk with respect to the proceeds received from the issuance and sale by the Buncombe County Industrial and Pollution Control Financing Authority Industrial Development Revenue Bonds. At December 31, 2002, $3,970,000 was outstanding for these Bonds. The Bonds bear interest at a variable rate determined weekly. During the quarter ended December 31, 2002, the interest rate on the Bonds approximated 1.6%. Each 1% fluctuation in interest rates will increase or decrease interest expense on the Bonds by approximately $40,000 on an annualized basis.

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

               (b) Reports on Form 8-K

               Current Report on Form 8-K dated November 8, 2002 covering Acquisition or Disposition of Assets and Financial Statements and Exhibits.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MEDICAL ACTION INDUSTRIES INC.


Dated:  February 3, 2003         By:  /s/ Richard G. Satin
        ----------------              --------------------
                                      Richard G. Satin
                                      Principal Financial Officer
                                      Vice President of Operations and
                                      General Counsel

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. [SS.] 1350,
                             AS ADOPTED PURSUANT TO
                                 SECTION 302(A)

I, Paul D. Meringolo, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Medical Action Industries, Inc. (the "Registrant").

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or person performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 3, 2003
     ------------------

/s/ Paul D. Meringolo
---------------------------------------
Paul D. Meringolo
Chief Executive Officer, Chairman of the Board and
President

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. [SS.] 1350,
                             AS ADOPTED PURSUANT TO
                                 SECTION 302(A)

I, Richard G. Satin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Medical Action Industries, Inc. (the "Registrant").

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or person performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 3, 2003
      -----------------

/s/ Richard G. Satin
---------------------------------
Richard G. Satin
Principal Financial Officer
Vice President-Operations and
  General Counsel