Form 10-K
period 2003-03-31
MEDICAL ACTION INDUSTRIES INC
filed 2003-06-23
CIK 748270

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2003

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                       -   -

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K [X].

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE ACT). YES X NO
                                       -    -

THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY NONAFFILIATES OF THE REGISTRANT AS OF JUNE 20, 2003 WAS APPROXIMATELY $144,500,000. AS OF JUNE 17, 2003, REGISTRANT HAD OUTSTANDING APPROXIMATELY 9,950,542 SHARES OF COMMON STOCK.

PARTS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE TO PARTS I, II, III AND IV OF THIS FORM 10-K REPORT: (1) PROXY STATEMENT FOR REGISTRANT'S 2003 ANNUAL MEETING OF STOCKHOLDERS AND (2) REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR THE FISCAL YEAR ENDED MARCH 31, 2003.


===============================================================================

                                     PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
-----------------------------------------------

         THIS REPORT INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT ARE "FORWARD-LOOKING STATEMENTS" FOR PURPOSES OF THESE PROVISIONS, INCLUDING ANY PROJECTIONS OF EARNINGS, REVENUES OR OTHER FINANCIAL ITEMS, ANY STATEMENTS OF THE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, ANY STATEMENTS CONCERNING PROPOSED NEW PRODUCTS OR SERVICES, ANY STATEMENTS REGARDING FUTURE ECONOMIC CONDITIONS OR PERFORMANCE, AND ANY STATEMENTS OF ASSUMPTIONS UNDERLYING ANY OF THE FOREGOING. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE MADE AS OF THE DATE HEREOF AND ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY AS OF SUCH DATE. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT. IN SOME CASES, FORWARD LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF TERMINOLOGY SUCH AS "MAY," "WILL," "EXPECTS," "PLANS," "ANTICIPATES," "INTENDS" OR "BELIEVES," "ESTIMATES," "POTENTIAL," OR "CONTINUE," OR THE NEGATIVE THEREOF OR OTHER COMPARABLE TERMINOLOGY. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, THERE CAN BE NO ASSURANCE THAT SUCH EXPECTATIONS OR ANY OF THE FORWARD-LOOKING STATEMENTS WILL PROVE TO BE CORRECT, AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED TO ASSUMED IN THE FORWARD-LOOKING STATEMENTS. FUTURE FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AS WELL AS ANY FORWARD-LOOKING STATEMENTS ARE SUBJECT TO INHERENT RISKS AND UNCERTAINTIES, BUT ARE NOT LIMITED TO, THE EFFECT OF ECONOMIC AND BUSINESS CONDITIONS, THE IMPACT OF CONSOLIDATION THROUGHOUT THE HEALTHCARE SUPPLY CHAIN, THE IMPACT OF HEALTHCARE REFORM, PRICE AND PRODUCT CAPABILITIES, OPPORTUNITIES FOR ACQUISITIONS, THE COMPANY'S ABILITY TO EFFECTIVELY INTEGRATE ACQUIRED COMPANIES, THE ABILITY TO OBTAIN ADDITIONAL FINANCING TO EXPAND THE COMPANY'S BUSINESS, THE ABILITY TO SUCCESSFULLY COMPETE WITH THE COMPANY'S COMPETITORS THAT HAVE GREATER FINANCIAL RESOURCES, THE AVAILABILITY AND POSSIBLE INCREASES IN RAW MATERIAL PRICES, INCLUDING RESIN USED IN THE MANUFACTURE OF COLLECTION SYSTEMS, THE IMPACT OF CURRENT OR PENDING LEGISLATION AND REGULATION. ALL SUBSEQUENT FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THESE CAUTIONARY STATEMENTS.

ITEM ONE - BUSINESS

         HEADQUARTERED IN HAUPPAUGE, NEW YORK, MEDICAL ACTION INDUSTRIES INC. DEVELOPS, MANUFACTURES, MARKETS AND SUPPLIES A VARIETY OF DISPOSABLE MEDICAL PRODUCTS. THE COMPANY'S PRODUCTS ARE MARKETED PRIMARILY TO ACUTE CARE FACILITIES IN DOMESTIC AND CERTAIN INTERNATIONAL MARKETS, AND IN RECENT YEARS HAS EXPANDED ITS END-USER MARKETS TO INCLUDE PHYSICIAN, DENTAL AND VETERINARY OFFICES, OUT-PATIENT

SURGERY CENTERS AND LONG-TERM CARE FACILITIES. MEDICAL ACTION IS A LEADING MANUFACTURER AND SUPPLIER OF COLLECTION SYSTEMS FOR THE CONTAINMENT OF MEDICAL WASTE, MINOR PROCEDURE KITS AND TRAYS, STERILE OPERATING ROOM TOWELS AND STERILE LAPAROTOMY SPONGES. THE COMPANY'S PRODUCTS ARE MARKETED BY ITS DIRECT SALES PERSONNEL, EXTENSIVE NETWORK OF DISTRIBUTORS AND MANUFACTURERS' REPRESENTATIVES. MEDICAL ACTION HAS ENTERED INTO PREFERRED VENDOR AGREEMENTS WITH NATIONAL DISTRIBUTORS, AS WELL AS SOLE SOURCE AND/OR COMMITTED CONTRACTS WITH GROUP PURCHASING ALLIANCES. THE COMPANY ALSO MANUFACTURES ITS PRODUCTS UNDER PRIVATE LABEL PROGRAMS TO OTHER DISTRIBUTORS AND MEDICAL SUPPLIERS. MEDICAL ACTION'S MANUFACTURING, PACKAGING AND WAREHOUSING ACTIVITIES ARE CONDUCTED IN ITS ARDEN, NORTH CAROLINA AND CLARKSBURG, WEST VIRGINIA FACILITIES.

         THE COMPANY'S STRATEGY IS TO FOCUS ITS RESOURCES ON ENTERING NEW MARKETS FOR ITS EXISTING PRODUCT LINES, INCLUDING ALTERNATE CARE, PHYSICIAN, VETERINARY AND DENTAL MARKETS; ACCELERATE THE INTERNAL DEVELOPMENT OF NEW PRODUCTS FOR ITS EXISTING MARKETS AND PURSUIT OF ACQUISITIONS WHICH INCLUDE PRODUCTS THAT COMPLEMENT EXISTING PRODUCT LINES FOR UTILIZATION OF THE COMPANY'S EXTENSIVE SALES AND DISTRIBUTION CHANNELS; THE INTRODUCTION OF ITS PRODUCTS INTO THE INTERNATIONAL MARKETPLACE; AND TO INCREASE PRODUCTIVITY BY MAXIMIZING THE UTILIZATION OF ITS EXISTING FACILITIES.

         DURING THE PAST SEVERAL YEARS, THE COMPANY HAS ENGAGED IN AN ACTIVE ACQUISITION PROGRAM COMPLETING NINE TRANSACTIONS SINCE 1994. THESE TRANSACTIONS
INCLUDE:

O IN AUGUST 1994, THE COMPANY ACQUIRED THE DISPOSABLE SURGICAL PRODUCTS BUSINESS OF QUANTECH, INC. THE ACQUIRED PRODUCTS INCLUDE A PROPRIETARY SURGICAL LIGHT HANDLE COVER, UNIQUELY DESIGNED AND PATENTED, WHICH IS USED AS A STERILE BARRIER ON SURGICAL LIGHT HANDLES IN THE OPERATING ROOM. THE ACQUIRED LINE ALSO PRODUCES AND MARKETS NEEDLE COUNTERS, INSTRUMENT POUCHES, MAGNETIC INSTRUMENT DRAPES, AND RELATED PRODUCTS USED PRIMARILY IN THE OPERATING ROOM ENVIRONMENT.

O IN JANUARY 1996, THE COMPANY ACQUIRED CERTAIN ASSETS RELATING TO THE STERILIZATION PACKAGING, MONITORING AND CONTAMINATION CONTROL PRODUCTS BUSINESS OF LAWSON MARDON MEDICAL PRODUCTS, INC. ("LAWSON MARDON"). THE PRIMARY PRODUCTS ACQUIRED FROM LAWSON MARDON INCLUDE STERILITY PACKAGING, A LINE OF STERILIZATION INDICATORS AND INTEGRATORS AND SUCH ANCILLARY PRODUCTS AS INFECTIOUS WASTE BAGS, LABORATORY SPECIMEN BAGS AND STERILITY MAINTENANCE COVERS. THESE PRODUCTS ARE USED IN HOSPITAL CENTRAL SUPPLY, OPERATING ROOMS AND IN PHYSICIANS' OFFICES.

O IN OCTOBER 1997, THE COMPANY ACQUIRED SUBSTANTIALLY ALL OF THE ASSETS RELATING TO THE SPECIALTY PACKAGING BUSINESS OF DAYHILL CORPORATION ("DAYHILL"). THE ACQUIRED PRODUCTS PRINCIPALLY CONSISTED OF COLLECTION SYSTEMS FOR THE CONTAINMENT AND TRANSPORT OF BIOHAZARDOUS WASTE, INCLUDING

         BIOHAZARD BAGS, AUTOCLAVE BAGS, LABORATORY TRANSPORT BAGS, ZIP LOCK BAGS AND SPONGE COUNTING BAGS.

O IN JANUARY 1998, THE COMPANY ACQUIRED THE SPONGE COUNTER PRODUCT LINES OF SAGE PRODUCTS, INC., WHICH INCLUDED A UNIQUELY DESIGNED AND PATENTED SURGICAL SPONGE COUNTING SYSTEM, SAFE-T-COUNT(TM), AS WELL AS A COUNTING SYSTEM KNOWN AS POCKET COUNT(TM).

O IN MARCH 1999, THE COMPANY ACQUIRED THE MEDICAL PRODUCTS DIVISION OF ACME UNITED CORPORATION ("ACME HEALTHCARE"). ACME HEALTHCARE, ONE OF THE FIRST COMPANIES TO DESIGN AND SELL DISPOSABLE INSTRUMENT KITS AND TRAYS, IS PRINCIPALLY COMPRISED OF THREE PRODUCT CATEGORIES - (I) KIT AND TRAY PRODUCTS, INCLUDING SUTURE REMOVAL TRAYS, I.V. START KITS, AND CENTRAL LINE TRAYS; (II) NET, PADDING, WOUND CARE AND ANTISEPTIC PRODUCTS, INCLUDING ACU-DYNE(R), AN ANTI-MICROBIAL SOLUTION OF POVIDONE IODINE WHICH COMES IN VARIOUS PACKAGES AND APPLICATORS, AND A LINE OF PROPRIETARY TUBEGAUZE(R) ELASTIC NETTING USED IN DRESSING RETENTION; AND (III) INSTRUMENT PACKS, WHICH INCLUDE A BROAD LINE OF STERILE INSTRUMENTS, SUCH AS HEMOSTATS, SCALPELS, FORCEPS AND NEEDLE HOLDERS.

O IN NOVEMBER 2001, THE COMPANY ACQUIRED THE BUSINESS RELATED TO STERILE KITS FOR THE INSERTION OF INTRAVENOUS CATHETERS ("I.V. START KITS") AND STERILE PROCEDURE TRAYS CONTAINING COMPONENTS NECESSARY FOR THE MAINTENANCE OF LARGE CATHETERS INSERTED INTO THE CHEST CAVITY ("CENTRAL LINE DRESSING TRAYS") FROM MEDI-FLEX HOSPITAL PRODUCTS, INC.

O IN JUNE 2002, THE COMPANY ACQUIRED THE SPECIALTY PACKAGING AND COLLECTION SYSTEMS FOR THE CONTAINMENT OF INFECTIOUS WASTE AND STERILIZATION PRODUCTS BUSINESS OF MD INDUSTRIES. THE ACQUIRED PRODUCTS PRINCIPALLY CONSISTED OF STERILIZATION PACKAGING, AND COLLECTION SYSTEMS INCLUDING LAUNDRY AND LINEN COLLECTION BAGS, ZIP LOCK CLOSURE BAGS, PATIENT BELONGING BAGS, EQUIPMENT DUST COVERS, WATER SOLUBLE LAUNDRY BAGS, CHEMOTHERAPY WASTE COLLECTION BAGS AND BIOHAZARD SAFETY AND COLLECTION BAGS.

O IN OCTOBER 2002, THE COMPANY ACQUIRED THE BIOSAFETY DIVISION OF MAXXIM MEDICAL, INC., WHICH CONSISTED OF A LINE OF SHARPS CONTAINMENT SYSTEMS PRIMARILY FOR THE ALTERNATE CARE MARKET AND A LINE OF COLLECTION SYSTEMS FOR THE CONTAINMENT OF INFECTIOUS WASTE INCLUDING LAUNDRY AND LINEN COLLECTION BAGS, ZIP LOCK CLOSURE BAGS, PATIENT BELONGING BAGS, EQUIPMENT DUST COVERS, WATER SOLUBLE LAUNDRY BAGS, CHEMOTHERAPY WASTE COLLECTION BAGS AND BIOHAZARD SAFETY AND COLLECTION BAGS.

THE COMPANY'S PRODUCTS ARE DIVIDED INTO FOUR (4) CATEGORIES:

    o    COLLECTION SYSTEMS FOR THE CONTAINMENT OF MEDICAL WASTE
    o    MINOR PROCEDURE KITS AND TRAYS
    o    OPERATING ROOM DISPOSABLES AND STERILIZATION PRODUCTS
    o    DRESSINGS AND SURGICAL SPONGES

         WITHIN EACH OF THESE CATEGORIES ARE MULTIPLE PRODUCT LINES THAT HAVE EITHER BEEN INTERNALLY DEVELOPED OR ACQUIRED BY ACQUISITION, AS SET FORTH BELOW:

COLLECTION SYSTEMS FOR THE CONTAINMENT OF MEDICAL WASTE
-------------------------------------------------------

   O  BIOHAZARDOUS WASTE COLLECTION BAGS               O   LABORATORY SPECIMEN TRANSPORT BAGS
   O  AUTOCLAVABLE BAGS                                O   PATIENT BELONGINGS BAGS
   O  NON-INFECTIOUS MEDICAL WASTE BAGS                O   SHARPS CONTAINMENT SYSTEMS
   O  CHEMOTHERAPY WASTE COLLECTION BAGS               O   EQUIPMENT DUST COVERS
   O  LAUNDRY AND LINEN COLLECTION BAGS                O   ZIP CLOSURE BAGS

MINOR PROCEDURE KITS AND TRAYS
------------------------------

   O  I.V. START KITS                                  O   LACERATION TRAYS
   O  CENTRAL LINE DRESSING TRAYS                      O   INSTRUMENTS AND INSTRUMENT TRAYS
   o  SUTURE REMOVAL TRAYS                             O   INCISION & DRAINAGE TRAYS
   O  GENERAL PURPOSE INSTRUMENT TRAYS                 O   WOUND DRESSING CHANGE TRAYS
   O  VENIPUNCTURE TRAYS                               O   SHARP DEBRIDEMENT TRAYS

OPERATING ROOM DISPOSABLES AND STERILIZATION PRODUCTS
-----------------------------------------------------

   O  ABSORBENT OPERATING ROOM TOWELS                  O   STERILIZATION POUCHES
   O  SURGICAL MARKING PENS                            O   STERILIZATION INDICATORS
   O  MAGNETIC DRAPES                                  O   STERILIZATION INTEGRATORS
   O  NEEDLE COUNTERS                                  O   BOWIE DICK TEST PACKS
   O  LIGHT SHIELDS                                    O   STERILITY MAINTENANCE COVERS
   O  CONVENIENCE KITS                                 O   SEALERS AND CUTTERS
   O  PATIENT AIDS                                     O   INSTRUMENT PROTECTION

DRESSINGS AND SURGICAL SPONGES
------------------------------

   O  BURN DRESSINGS                                   O   GAUZE SPONGES
   O  DISPOSABLE LAPAROTOMY SPONGES                    O   SPONGE COUNTING SYSTEM
   O  SPECIALTY SPONGES                                O   CONFORMING BANDAGE ROLLS
   O  SOF KRIMP(R) BANDAGE ROLLS                       O   SEPRONET(R)
                                                       O   TUBEGAUZ(R) ELASTIC NET

         THE FOLLOWING PARAGRAPHS CONTAIN A BRIEF DESCRIPTION OF, AND PROVIDE OTHER INFORMATION REGARDING, MEDICAL ACTION'S KEY PRODUCTS:

COLLECTION SYSTEMS FOR THE CONTAINMENT OF MEDICAL WASTE

         BIOHAZARDOUS WASTE COLLECTION AND AUTOCLAVE BAGS - VARIOUS STATE AND FEDERAL REGULATIONS REQUIRE THAT INFECTIOUS MEDICAL WASTE BE COLLECTED, STORED, TRANSPORTED AND DISPOSED OF IN SPECIALLY DESIGNED AND SPECIFICALLY LABELED CONTAINERS. THE COMPANY'S INFECTIOUS WASTE COLLECTION BAGS, KNOWN AS BIOHAZARD BAGS OR "RED BAGS", ARE CONSTRUCTED FROM HIGH QUALITY RESINS WITH REINFORCED SEALS FOR PUNCTURE RESISTANCE TO REDUCE THE RISK OF LEAKAGE. THE BAGS COME IN A VARIETY OF SIZES, AND ARE RED, AND ARE CLEARLY LABELED WITH THE INTERNATIONAL BIOHAZARD SYMBOL. AUTOCLAVE BAGS ARE DESIGNED TO SURVIVE THE HEAT GENERATED IN A STEAM AUTOCLAVE AND ARE USED TO CONTAIN INFECTIOUS WASTE THROUGH STEAM STERILIZATION AND DISPOSAL.

         NON-INFECTIOUS MEDICAL WASTE COLLECTION BAGS - NON-INFECTIOUS MEDICAL WASTE AND TRASH MUST BE COLLECTED, STORED, TRANSPORTED AND DISPOSED OF IN A SEPARATE WASTE STREAM FROM POTENTIALLY INFECTIOUS OR BIOHAZARDOUS WASTE. THE COMPANY'S NON-INFECTIOUS MEDICAL WASTE BAGS COME IN A VARIETY OF SIZES, MATERIALS, MIL THICKNESSES AND SEAL CONFIGURATIONS TO ISOLATE THE RANGE OF NON-INFECTIOUS MEDICAL WASTE GENERATED AT HEALTHCARE PROVIDER SITES FROM COLLECTION TO DISPOSAL.

         CHEMOTHERAPY WASTE COLLECTION BAGS AND SHARPS CONTAINERS - WASTE CONTAMINATED WITH CHEMOTHERAPEUTIC AGENTS MUST BE DISPOSED OF IN A SEPARATE WASTE STREAM FROM NORMAL INFECTIOUS AND NON-INFECTIOUS MEDICAL WASTE DUE TO THE TOXIC NATURE OF MANY OF THESE AGENTS. THE COMPANY'S CHEMOTHERAPY WASTE COLLECTION BAGS AND SHARPS CONTAINERS ARE MADE OF SPECIAL RESINS FOR THE COLLECTION AND CONTAINMENT OF CHEMO WASTE THROUGH DISPOSAL.

         LAUNDRY AND LINEN COLLECTION SYSTEMS AND DISPOSABLE BAGS - INFECTIOUS AND NON-INFECTIOUS REUSABLE LAUNDRY AND LINEN MUST BE COLLECTED IN SPECIFICALLY DESIGNED AND CLEARLY LABELED RECEPTACLES AND BE SEGREGATED FROM THE INFECTIOUS AND NON-INFECTIOUS MEDICAL WASTE STREAMS. THE COMPANY OFFERS LAUNDRY AND LINEN COLLECTION SYSTEMS CONSISTING OF HAMPER STYLE RECEPTACLES AND DISPOSABLE LAUNDRY AND LINEN RECEPTACLE BAGS FOR THE COLLECTION, STORAGE AND TRANSPORTATION OF INFECTIOUS AND NON-INFECTIOUS LAUNDRY AND LINEN.

         LABORATORY SPECIMEN TRANSPORT BAGS - USED TO COLLECT, TRANSPORT AND CONTAIN TISSUE SAMPLES AND OTHER PATIENT SPECIMENS OBTAINED FROM EXAMINATIONS, DIAGNOSTIC, OR SURGICAL PROCEDURES. THE BAGS FEATURE A SPECIMEN COMPARTMENT AND DOCUMENTATION POUCH TO INSURE THAT SPECIMENS AND PAPERWORK DO NOT BECOME SEPARATED DURING TRANSPORT.

         PATIENT BELONGING BAGS - USED TO COLLECT, CONTAIN AND TRANSPORT PATIENT BELONGINGS FROM ADMISSION TO DISCHARGE. THE BAGS COME IN A VARIETY OF SIZES, AND THICKNESSES, AND UTILIZE A COMBINATION OF HANDLE, DRAWSTRING CLOSURE, AND ZIP CLOSURE DESIGNS. THESE BAGS ARE OFTEN CUSTOMIZED WITH HOSPITAL OR HEALTHCARE FACILITY LOGOS AND DESIGNS.

         SHARPS CONTAINMENT SYSTEMS - VARIOUS STATE AND FEDERAL REGULATIONS REQUIRE THAT CERTAIN INFECTIOUS MEDICAL WASTE, SUCH AS NEEDLES AND BLADES, BE COLLECTED, CONTAINED, TRANSPORTED AND DISPOSED OF IN RIGID CONTAINERS. THE COMPANY'S SHARPS CONTAINERS COME IN VARIETY OF SIZES AND CONFIGURATIONS AND ARE CONSTRUCTED FROM HIGH QUALITY RESINS PROTECTING THE PUBLIC AND HEALTHCARE WORKERS FROM ACCIDENTAL STICK INJURIES AND POTENTIAL TRANSMISSION OF PATHOGENS IN BLOOD AND BODY FLUIDS. THESE CONTAINERS ARE DESIGNED TO BE PUNCTURE RESISTANT AND TO HAVE TORTUROUS PATH MEANS OF EGRESS ONCE A CONTAMINATED DEVICE IS PLACED INSIDE.

         EQUIPMENT DUST COVERS - ARE USED TO FOR THE PROTECTION OF HOSPITAL EQUIPMENT WHICH IS NON-STERILE. THEY PROVIDE A DUST AND DIRT BARRIER FOR EQUIPMENT THAT IS STORED BETWEEN PROCEDURES.

MINOR PROCEDURE KITS AND TRAYS

         THE COMPANY OFFERS KITS AND TRAYS WHICH ARE USED FOR A WIDE VARIETY OF MINOR SURGICAL AND MEDICAL PROCEDURES. KIT COMPONENTS ARE DETERMINED BY THE PROCEDURAL REQUIREMENTS AND MAY BE CUSTOMIZED TO ACCOMMODATE INDIVIDUAL HOSPITAL PROTOCOLS AND PREFERENCES. PROCEDURAL APPLICATIONS AND TYPICAL COMPONENTS FOR THE COMPANY'S LARGER KITS SEGMENTS ARE AS FOLLOWS:

         I.V. START KITS - ONE OF THE MOST COMMON MEDICAL PROCEDURES IS INTRAVENOUS ADMINISTRATION OF FLUIDS AND MEDICATIONS USUALLY DONE THROUGH AN I.V. CATHETER OR NEEDLE WHICH IS INSERTED INTO A PERIPHERAL VEIN. SINCE INFECTION AT THE SITE OF THE CATHETER INSERTION CAN BECOME SYSTEMIC AND POTENTIALLY SERIOUS. I.V. START KITS ARE USED TO INSURE SPEED AND EFFICIENCY OF CATHETER INSERTION WHILE PROMOTING SOUND CLINICAL PROTOCOL. TYPICAL COMPONENTS INCLUDE A TOURNIQUET, ANTISEPTIC AMPULE OR SWAB, GAUZE, ALCOHOL PREP PADS AND A DRESSING. THE COMPANY'S I.V. START KITS ARE MARKETED UNDER THE ACTASEPT(TM)AND CEPTI-SEAL(R)BRANDS.

         CENTRAL LINE DRESSING TRAYS - CENTRAL LINE DRESSING TRAYS ARE USED TO PROVIDE FOR CLEANSING AND DRESSING PLACEMENT AT THE SITE OF A CENTRAL VENOUS CATHETER (CVC) WHICH IS TYPICALLY PLACED IN A VEIN IN THE PATIENT'S CHEST AREA AND IS USED FOR THE RAPID INFUSION OF FLUIDS AND MEDICATIONS. SINCE INFECTION AT THE SITE OF CATHETER INSERTION CAN BECOME SYSTEMIC AND REPRESENTS A POTENTIALLY SERIOUS MEDICAL COMPLICATION CENTRAL LINE DRESSING KITS FACILITATE FAST AND INEFFICIENT DRESSING CHANGES WHILE ALLOWING THE CLINICIAN TO MAINTAIN STERILE TECHNIQUE. TYPICAL COMPONENTS INCLUDE AN ANTISEPTIC AMPULE OR SWABS, GLOVES,

GAUZE TAPE AND A TRANSPARENT DRESSING. THE COMPANY'S CENTRAL LINE DRESSING TRAYS ARE MARKETED UNDER THE ACTASEPT(TM) AND CEPTI-SEAL(R) BRANDS.

         SUTURE REMOVAL TRAYS - POST PROCEDURAL SUTURE REMOVAL IS A MEDICAL PROCEDURE COMMONLY PERFORMED IN PHYSICIANS' OFFICES, OUTPATIENT SETTINGS, AND HOSPITAL EMERGENCY ROOMS AMONG OTHER ACUTE AND ALTERNATE CARE SETTINGS. THE PROCEDURE REQUIRES PRECISE INSTRUMENTS FOR GRASPING AND CUTTING FINE SUTURES. TYPICAL SUTURE REMOVAL TRAY COMPONENTS INCLUDE LITTAUER SCISSORS, ALCOHOL PREP PADS, METAL OR PLASTIC FORCEPS AND THE COMPANY'S PROPRIETARY ACU-DYNE(TM) POVIDONE IODINE ANTI-MICROBIAL SOLUTION.

         LACERATION TRAYS - LACERATION TRAYS ARE USED TO FACILITATE CLOSURE OF LACERATIONS AND OTHER DEEP WOUNDS. USE IS PRIMARILY CONCENTRATED IN HOSPITAL EMERGENCY ROOMS ALTHOUGH THEY ARE SOLD IN BOTH ACUTE AND ALTERNATE CARE SETTINGS WHEREVER EMERGENT CARE IS PROVIDED. TYPICAL COMPONENTS ARE HIGH QUALITY DISPOSABLE INSTRUMENTS INCLUDING NEEDLE DRIVERS, FORCEPS, SCISSORS AND HEMOSTATS, AS WELL AS DRAPES FOR CREATION OF A STERILE FIELD, GAUZE AND SYRINGES AND NEEDLES FOR ADMINISTRATION OF A LOCAL ANESTHETIC.

         INSTRUMENTS AND INSTRUMENT TRAYS - THE COMPANY OFFERS A BROAD ARRAY OF HIGH QUALITY DISPOSABLE NEEDLE HOLDERS, HEMOSTATS, VARIOUS PROCEDURAL SCISSORS, SCALPELS AND FORCEPS. THESE INSTRUMENTS ARE AVAILABLE IN STAINLESS STEEL, BENT WIRE, AND PLASTIC VERSIONS. THEY CAN BE PURCHASED IN BULK, PACKAGED STERILE AS INDIVIDUAL INSTRUMENTS, OR COMBINED IN CUSTOM STERILE INSTRUMENT TRAYS.

OPERATING ROOM DISPOSABLES AND STERILIZATION PRODUCTS

         ABSORBENT OPERATING ROOM TOWELS - THE COMPANY'S LINE OF COTTON ABSORBENT OPERATING ROOM TOWELS ARE USED DURING SURGERY FOR DRYING HANDS, ROLLED UP FOR PROPPING INSTRUMENTS, ON BACK TABLES AND MAYO STANDS FOR ABSORBING FLUIDS, AROUND THE INCISION SITE FOR ABSORBING BLOOD AND TO ALLOW THE SURGEON TO CLIP TUBING AND INSTRUMENTS CLOSE TO THE SURGICAL SITE DURING THE SURGICAL PROCEDURE. OPERATING ROOM TOWELS ARE SOLD IN STERILE PACKAGING FOR SINGLE (DISPOSABLE) USE AND AS A NON-STERILE COMPONENT TO BE USED WITH OTHER HEALTH CARE COMPANIES' PRODUCTS, PRIMARILY SURGICAL PRE-PACKAGED PROCEDURE TRAYS. FOR THE FISCAL YEARS ENDED MARCH 31, 2003, 2002, AND 2001, OPERATING ROOM TOWELS ACCOUNTED FOR 20%, 29%, AND 29%, RESPECTIVELY, OF THE COMPANY'S NET SALES.

         SURGICAL MARKING PENS - USED FOR MARKING THE PATIENT SKIN PRIOR TO MAKING A SURGICAL INCISION. SPECIFICALLY DESIGNED SO THAT THE PEN BARREL FITS COMFORTABLY IN THE SURGEON'S HAND AND IS MADE WITH GENTIAN VIOLET COLOR INK. ALL PEN BARRELS ARE EMBOSSED WITH A 5 CM. RULER AND MAY ALSO INCLUDE A 15 CM. COATED RULER AND BLANK LABELS.

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

         STERILIZATION POUCHES - USED TO HOUSE INSTRUMENTS DURING THE STERILIZATION PROCESS AND MAINTAIN STERILITY OF THE INSTRUMENT UNTIL IT IS NEEDED. THE POUCHES ARE PRIMARILY USED IN HOSPITAL CENTRAL SUPPLY, OPERATING ROOMS AND IN PHYSICIANS' AND DENTISTS' OFFICES AS WELL AS IN ANY ENVIRONMENT WHERE STERILE INSTRUMENTS ARE NEEDED. THERE ARE THREE DIFFERENT STYLES OF POUCHES AVAILABLE - SELF SEAL, HEAT SEAL AND ROLLS. THE SELF SEAL IS ALREADY SEALED ON THREE SIDES AND INCLUDES A PEEL BACK ADHESIVE STRIP ON THE BOTTOM OF THE PACKAGE, WHICH WHEN FOLDED OVER WILL SEAL THE PACKAGE. THE SECOND TYPE IS HEAT SEAL, WHICH IS ALSO SEALED ON THREE SIDES BUT NEEDS A HEAT SEALER TO SEAL THE FOURTH SIDE. THE COMPANY ALSO MARKETS A ROLL PRODUCT, WHERE THE USER CAN PULL AS LONG A POUCH AS NEEDED AND THEN SEAL EACH END OF THE POUCH.

         STERILIZATION MONITORING PRODUCTS - THESE ARE PRINTED PAPER AND CHEMICAL DEVICES USED TO MEASURE CERTAIN NECESSARY PARAMETERS WITHIN A STERILIZATION CYCLE. PREDOMINATE USERS INCLUDE THE HOSPITAL OPERATING ROOM WHICH OFTEN HOUSES STEAM STERILIZATION UNITS FOR UNANTICIPATED NEEDS WHILE CASES ARE IN PROGRESS, AND THE CENTRAL STERILE DEPARTMENT WHICH CLEANS, PACKAGES AND STERILIZES THE BULK OF REUSABLE SURGICAL SUPPLIES.

         INDICATORS:  MEASURES THE PRESENCE OF ETO OR STEAM AND TEMPERATURE

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

         BOWIE DICK
         TEST PACK:   TESTS FOR RESIDUAL AIR LEFT IN AN AUTOCLAVE FROM AIR LEAKS,  INSUFFICIENT VACUUM OR
                                                 POOR STEAM QUALITY.

PRIOR TO STERILIZATION INDICATORS AND INTEGRATORS ARE PLACED INSIDE OF THE PACKAGED PRODUCTS AND STERILIZATION POUCHES WHICH ARE THEN DISTRIBUTED AND USED THROUGHOUT THE HOSPITAL, CLINIC OR PHYSICIAN OFFICE ENVIRONMENT.

PATIENT AIDS

         CRUTCHES - LIGHTWEIGHT ALUMINUM ADJUSTABLE PATIENT CRUTCHES COMPLETE WITH TIPS AND PADS. PUSH-BUTTON ADJUSTABLE FOOT PIECE FOR FAST, PRECISE MEASURING AND FITTING. WE OFFER A FULL RANGE OF SIZES - CHILD, YOUTH, ADULT, AND TALL ADULT. USED TO ASSIST MOBILITY IN THE EVENT OF A LEG, FOOT, OR ANKLE INJURY.

         WALKERS - LIGHTWEIGHT, HIGH STRENGTH ALUMINUM PATIENT WALKERS. CONTOURED PVC HANDGRIPS FOR COMFORT AND RUBBER TIPS FOR TRACTION. THEY ARE AVAILABLE IN A 1-BUTTON AND 2-BUTTON VERSION THAT FACILITATES FOLDING OF THE WALKERS FOR EASY STORAGE AND TRANSPORT. USED TO ASSIST PATIENT MOBILITY FOR BOTH THE SHORT AND LONG TERM.

         CANES - LIGHTWEIGHT, HIGH STRENGTH ALUMINUM PATIENT CANES THAT ARE FULLY HEIGHT ADJUSTABLE FROM 30" TO 39" IN 1" INCREMENTS. PVC HANDGRIP FOR COMFORT AND NON-SLIP RUBBER TIP FOR STABILITY. USED TO ASSIST PATIENT MOBILITY FOR BOTH THE SHORT AND LONG TERM.

DRESSINGS AND SURGICAL SPONGES

         BURN DRESSINGS - THE COMPANY PROVIDES DRY BURN DRESSINGS AND NON-ADHERENT GAUZE BURN DRESSINGS. THE DRY BURN DRESSINGS ARE COMPOSED OF MULTIPLE LAYERS OF FOLDED GAUZE THAT ARE TYPICALLY CUSTOMIZED FOR INDIVIDUAL HOSPITALS AS TO SIZE, WEAVE, FOLDS, AND STITCHING. THE NON-ADHERENT DRESSINGS REDUCE STICKING AND SKIN REMOVAL DURING DRESSING CHANGES, THEREBY ALLEVIATING TRAUMA AND PAIN TO THE WOUND SITE. THE COMPANY MARKETS CERTAIN NON-ADHERENT BURN DRESSINGS UNDER THE ACTIGAUZ(TM) BRAND WHICH HAS A PATENTED BREAK AWAY FEATURE OF THE NON-ADHERENT LAYER WHICH IMPROVES PATIENT COMFORT AND PERMITS VISUALIZATION AND CLEANSING OF BURN AND GRAFT SITES WHILE MINIMIZING TRAUMA FROM DRESSING REMOVAL.

         DISPOSABLE LAPAROTOMY SPONGES - LAPAROTOMY SPONGES ARE DESIGNED PRIMARILY FOR USE DURING SURGICAL PROCEDURES IN HOSPITALS AND HEALTH FACILITIES. THEY ARE SINGLE USE (DISPOSABLE) AND MADE OF GAUZE AND SOLD IN VARYING SIZES AND UTILIZED FOR A MULTITUDE OF PURPOSES. LAPAROTOMY SPONGES COVER EXPOSED INTERNAL ORGANS, ISOLATING THEM FROM THE PART OF THE BODY BEING OPERATED UPON. THEY ALSO ABSORB BLOOD AND ACT AS BUFFER BETWEEN MEDICAL INSTRUMENTS AND THE SKIN, THEREBY REDUCING TRAUMA TO THE SKIN TISSUE CAUSED BY THE MEDICAL INSTRUMENT. LAPARATOMY SPONGES ARE SOLD IN STERILE PACKAGING OR AS A NON-STERILE COMPONENT TO BE USED WITH OTHER HEALTH CARE COMPANIES' PRODUCTS, PRIMARILY SURGICAL PRE-PACKAGED PROCEDURE TRAYS. THE COMPANY'S LAPAROTOMY SPONGES CONTAIN AN X-RAY DETECTABLE ELEMENT AND LOOP HANDLE IN ORDER TO FACILITATE EASY COUNTING AND IDENTIFICATION IN THE OPERATING ROOM. FOR THE FISCAL YEARS ENDED MARCH 31, 2003, 2002, AND 2001, LAPAROTOMY SPONGES ACCOUNTED FOR 15%, 23%,

AND 27% RESPECTIVELY, OF THE COMPANY'S TOTAL SALES.

         SPECIALTY SURGICAL SPONGES - THE COMPANY'S LINE OF SPECIALTY SURGICAL SPONGES IS AN EXTENSION TO ITS LAPAROTOMY SPONGE PRODUCT LINE. THEY ARE SINGLE USE (DISPOSABLE) AND MADE OF GAUZE AND SOLD IN VARYING SIZES AND SHAPES. THE DESIGN OF THESE SPONGES IS TAILORED TO SPECIFIC SURGICAL APPLICATIONS FOR WHICH A STANDARD LAPAROTOMY SPONGE IS SUB-OPTIMAL. THERE ARE TWO CLASSIFICATIONS OF SPECIALTY SURGICAL SPONGES:

         A) SPECIALTY SPONGES FOR OPEN SURGICAL PROCEDURES - INCLUDING PEANUT, KITTNER, AND CHERRY DISSECTING SPONGES, USED FOR BLUNT TISSUE DISSECTION AND FLUID ABSORPTION, TONSIL SPONGES WITH ABDOMINAL TAPE STRINGS FOR EASY RETRIEVAL FROM NARROW BODY CAVITIES, STICK SPONGES USED FOR SURGICAL PREPPING AND FLUID ABSORPTION IN DEEPER BODY CAVITIES, AND EYE SPEARS FOR ABSORPTION DURING EYE SURGERY.

        (B) ENDOSCOPIC SPECIALTY SPONGES - INCLUDING KITTNER, CHERRY, AND BULLET STYLE DISSECTING SPONGES. ENDOSCOPIC SPECIALTY SPONGES ARE SMALL SPONGES AFFIXED TO LONG FIBERGLASS RODS AND ARE DESIGNED FOR PERFORMING BLUNT TISSUE DISSECTION, FLUID ABSORPTION, AND ANATOMICAL MANIPULATION THROUGH THE NARROW OPERATING CANNULAE USED IN MINIMALLY INVASIVE ENDOSCOPIC SURGERY.

         GAUZE SPONGES - GAUZE SPONGES ARE USED IN THE OPERATING ROOM AS WELL AS THROUGHOUT THE HOSPITAL. THEY ARE ALSO USED EXTENSIVELY THROUGHOUT THE ALTERNATE CARE MARKET, INCLUDING PHYSICIANS' OFFICES, HEALTH CLINICS, AND DENTISTS' OFFICES AND IN VETERINARY PRACTICES. THE COMPANY ALSO INTRODUCED GAUZE FLUFFS, WHICH ARE PRE-FOLDED GAUZE SPONGES USED FOR COMPRESSION AND ABSORPTION OF BLOOD AND OTHER FLUIDS.

         SPONGE COUNTING SYSTEM - THE COMPANY'S LINE OF SPONGE COUNTER BAGS IS DESIGNED TO FACILITATE AND IMPROVE THE POST-PROCEDURAL COUNTING OF SURGICAL SPONGES. PERI-OPERATIVE NURSING PROTOCOL CALLS FOR A SYSTEMATIC COUNT OF USED AND UNUSED SPONGES AND INSTRUMENTS PRE AND POST SURGICALLY TO INSURE THAT FOREIGN BODIES ARE NOT LEFT IN THE BODY CAVITY. THE COMPANY'S POCKET COUNT(TM) AND PATENTED SAFE-T-COUNT(TM) ARE CLEAR FACED OPAQUE BACKED PLASTIC BAGS WITH UP TO 10 SPONGE COMPARTMENTS. THE COMPARTMENTS ACT AS FLUID RECEPTACLES WHILE PROVIDING VISUALIZATION OF USED SPONGES FOR FAST AND ACCURATE POST SURGICAL COUNTING.

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

BEING MOLD-RESISTANT, WATER-REPELLANT OR DESIGNS FOR IMPROVED AIR CIRCULATION.

PATENTS AND TRADEMARKS
----------------------

         THE COMPANY ACTIVELY PURSUES A POLICY OF SEEKING PATENT PROTECTION, BOTH IN THE UNITED STATES AND ABROAD, FOR ITS PROPRIETARY TECHNOLOGY. THERE CAN BE NO ASSURANCE THAT THE COMPANY'S PATENTS WILL NOT BE VIOLATED OR THAT ANY ISSUED PATENTS WILL PROVIDE PROTECTION THAT HAS COMMERCIAL SIGNIFICANCE. LITIGATION MAY BE NECESSARY TO PROTECT THE COMPANY'S PATENT POSITION. SUCH LITIGATION MAY BE COSTLY AND TIME-CONSUMING, AND THERE CAN BE NO ASSURANCE THAT THE COMPANY WILL BE SUCCESSFUL IN SUCH LITIGATION. SINCE NO SINGLE PATENT COVERS PRODUCT LINES THAT CONSTITUTE 5% OR MORE OF ANY SALES OF THE COMPANY FOR FISCAL 2003, THE COMPANY DOES NOT BELIEVE THAT ANY VIOLATION OF ANY PATENTS OWNED BY THE COMPANY WOULD HAVE A MATERIAL ADVERSE EFFECT ON IT OR ITS BUSINESS PROSPECTS.

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

         THE COMPANY ALSO RELIES ON TRADE SECRETS AND PRODUCT ADVANCEMENT TO MAINTAIN ITS COMPETITIVE POSITION. THERE CAN BE NO ASSURANCE THAT THE COMPANY WILL PREVENT THE UNAUTHORIZED DISCLOSURE OR USE OF ITS TRADE SECRETS AND KNOW-HOW OR THAT OTHERS MAY NOT INDEPENDENTLY DEVELOP SIMILAR TRADE SECRETS OR KNOW-HOW OR OBTAIN ACCESS TO THE COMPANY'S TRADE SECRETS, KNOW-HOW OR PROPRIETARY TECHNOLOGY.

GROUP PURCHASING AGREEMENTS
---------------------------

         HOSPITAL CHAINS AND LARGE BUYING GROUPS HAVE PLAYED, AND ARE EXPECTED TO CONTINUE TO PLAY, AN INCREASINGLY SIGNIFICANT ROLE IN THE PURCHASE OF MEDICAL DEVICES. IN 2002, GROUP PURCHASING ORGANIZATION ("GPO") PURCHASING ACCOUNTED FOR APPROXIMATELY $28 BILLION OF SALES IN THE MEDICAL PRODUCTS INDUSTRY. IN RECENT YEARS, THESE GROUPS HAVE SOUGHT TO NARROW THEIR LIST OF SUPPLIERS. BY ACTING AS A SUPPLIER TO A GPO THE COMPANY CAN OPERATE ITS SALES FORCE MUCH MORE EFFICIENTLY. AS A RESULT, THE COMPANY'S SALES FORCE CONTINUES TO CALL ON FACILITIES ASSOCIATED WITH THESE BUYING GROUPS IN ORDER TO IMPROVE COMPLIANCE WITH THESE GROUP PURCHASING AGREEMENTS AND IMPROVE MARKET SHARE. THESE AGREEMENTS, WHICH

TYPICALLY HAVE NO MINIMUM PURCHASE REQUIREMENTS, CAN BE TERMINATED ON NINETY
(90) DAYS ADVANCE NOTICE. THE TERMINATION OR NON-RENEWAL OF ANY OF THE AGREEMENTS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS.

COMPETITION
-----------

         THE MARKETS IN THE COMPANY'S PRODUCT LINES ARE HIGHLY COMPETITIVE. IN GENERAL, THE COMPANY'S PRODUCTS COMPETE WITH THE PRODUCTS OF NUMEROUS MAJOR COMPANIES IN THE BUSINESS OF DEVELOPING, MANUFACTURING, DISTRIBUTING AND MARKETING MEDICAL PRODUCTS. SOME OF THESE COMPETITORS HAVE GREATER FINANCIAL OR OTHER RESOURCES THAN THE COMPANY. THE COMPANY BELIEVES THAT THE PRINCIPAL COMPETITIVE FACTORS IN EACH OF ITS MARKETS ARE (I) PRODUCT DESIGN, DEVELOPMENT AND IMPROVEMENT, (II) CUSTOMER SUPPORT; (III) BRAND LOYALTY; AND (IV) PRICE. THE COMPANY EMPHASIZES OVERALL VALUE THROUGH A COMBINATION OF COMPETITIVE PRICING, PRODUCT QUALITY AND CUSTOMER SERVICE.

         THE COMPETITORS DIFFER BASED UPON THE PRODUCTS BEING SOLD. IN THE SALE OF STERILE LAPAROTOMY SPONGES, WHERE ALLEGIANCE HEALTHCARE CORPORATION, A SUBSIDIARY OF CARDINAL HEALTH, INC., THE KENDALL COMPANY, A SUBSIDIARY OF TYCO INDUSTRIES, INC. AND MEDLINE INDUSTRIES, INC. ARE COMPETITORS, MEDICAL ACTION'S SALES REPRESENT A SIGNIFICANT SHARE OF THE DOMESTIC MARKET. THE COMPANY'S PRIMARY COMPETITORS IN THE SALE OF STERILE OPERATING ROOM TOWELS, IN WHICH THE COMPANY IS ALSO A LEADING SUPPLIER IN THE DOMESTIC MARKET, ARE ALLEGIANCE HEALTHCARE CORPORATION, A SUBSIDIARY OF CARDINAL HEALTH, INC., MEDLINE INDUSTRIES, INC. AND DEROYAL, INC. MANAGEMENT BELIEVES THAT THE BREADTH OF ITS LINE OF COLLECTION SYSTEMS FOR THE CONTAINMENT OF MEDICAL WASTE IS THE MOST COMPLETE IN THE INDUSTRY, WHERE IT COMPETES WITH ALLEGIANCE HEALTHCARE CORPORATION, A SUBSIDIARY OF CARDINAL HEALTH, INC., DONOVAN, INC. AND HERITAGE BAG COMPANY. IN THE SALE OF MINOR PROCEDURE KITS AND TRAYS WHERE THE COMPANY HAS A SIGNIFICANT MARKET SHARE, THE COMPANY'S PRIMARY COMPETITORS INCLUDE ALLEGIANCE HEALTHCARE, A SUBSIDIARY OF CARDINAL HEALTH, INC., BECTON DICKSON AND THE KENDALL COMPANY, A SUBSIDIARY OF TYCO INDUSTRIES, INC. IN THE SALE OF MEDICAL POUCHES TO THE HOSPITAL MARKET, WHERE THE COMPANY IS ONE OF THE LEADING SUPPLIERS, THE COMPANY'S PRIMARY COMPETITORS INCLUDE ALLEGIANCE HEALTHCARE, A SUBSIDIARY OF CARDINAL HEALTH, INC. IN THE SALE OF OPERATING ROOM DISPOSABLES, WHERE THE COMPANY'S PORTION OF THE MARKET IS RELATIVELY INSIGNIFICANT, THE COMPANY'S PRIMARY COMPETITOR IS DEVON INDUSTRIES, INC., A SUBSIDIARY OF TYCO INDUSTRIES, INC.

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

SALES, MARKETING AND CUSTOMERS
------------------------------

         THE COMPANY'S PRODUCTS ARE PRESENTLY MARKETED AND SOLD PRIMARILY TO ACUTE CARE FACILITIES THROUGHOUT THE UNITED STATES THROUGH A NETWORK OF DIRECT SALES PERSONNEL AND MANUFACTURERS' REPRESENTATIVES. IN ADDITION, THE COMPANY HAS EXPANDED ITS TARGET MARKETS TO INCLUDE PHYSICIAN, DENTAL AND VETERINARY OFFICES, OUT-PATIENT SURGERY CENTERS AND LONG-TERM CARE FACILITIES.

         THE COMPANY'S SALES REPRESENTATIVES TYPICALLY ATTEMPT TO ESTABLISH AND MAINTAIN DIRECT CONTACT WITH MEDICAL PROFESSIONALS THAT DIRECTLY UTILIZE THE COMPANY'S PRODUCTS. AS MEDICAL PRODUCT PURCHASES ARE TYPICALLY MADE ON A CENTRALIZED BASIS BY HOSPITAL PURCHASING DEPARTMENTS, AND INCREASINGLY BY HEALTHCARE NETWORKS, SALES REPRESENTATIVES MUST ALSO MAINTAIN RELATIONSHIPS WITH PURCHASING DEPARTMENT PERSONNEL. THE COMPANY HAS APPROXIMATELY 35 DIRECT SALES PERSONNEL AND 3 MANUFACTURERS' REPRESENTATIVES THROUGHOUT THE UNITED STATES ENGAGED IN THE SALES AND MARKETING OF THE COMPANY'S PRODUCTS.

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

         NO INDIVIDUAL CUSTOMER OR AFFILIATED GROUP OF CUSTOMER ACCOUNTS ACCOUNTED FOR MORE THAN 10% OF THE COMPANY'S NET SALES IN ANY OF THE PAST THREE FISCAL YEARS. NEVERTHELESS, SALES TO OWENS & MINOR, INC., ALLEGIANCE HEALTHCARE CORPORATION AND MCKESSON GENERAL MEDICAL, DIVERSIFIED DISTRIBUTION COMPANIES (THE "DISTRIBUTORS") ACCOUNTED FOR APPROXIMATELY 34%, 20%, AND 11%, RESPECTIVELY, FOR THE FISCAL YEAR ENDED MARCH 31, 2003, 33%, 28% AND 10%, OF NET SALES, RESPECTIVELY, FOR THE FISCAL YEAR ENDED MARCH 31, 2002 AND 31%, 23% AND 12%, RESPECTIVELY FOR THE FISCAL YEAR ENDED MARCH 31, 2001. ALTHOUGH THE DISTRIBUTORS MAY BE DEEMED IN A TECHNICAL SENSE TO BE MAJOR PURCHASERS OF THE COMPANY'S PRODUCTS, THE DISTRIBUTORS TYPICALLY SERVE AS A DISTRIBUTOR UNDER A PURCHASE ORDER OR SUPPLY AGREEMENT BETWEEN THE CUSTOMER AND THE COMPANY AND DOES NOT PURCHASE FOR ITS OWN ACCOUNT. THE COMPANY, THEREFORE, DOES NOT BELIEVE IT IS APPROPRIATE TO CATEGORIZE THE DISTRIBUTORS AS ACTUAL CUSTOMERS.

         THE COMPANY BELIEVES IT HAS ESTABLISHED AN EFFICIENT SYSTEM FOR MARKETING ITS PRODUCTS THROUGHOUT THE UNITED STATES, AND INTENDS TO UTILIZE THESE EXISTING SALES METHODS AND CHANNELS TO MARKET NEW PRODUCTS AS THEY ARE DEVELOPED OR ACQUIRED.

RESEARCH AND DEVELOPMENT
------------------------

         THE COMPANY IS CONTINUALLY CONDUCTING RESEARCH AND DEVELOPING NEW PRODUCTS UTILIZING A TEAM APPROACH THAT INVOLVES ITS ENGINEERING, MANUFACTURING AND MARKETING RESOURCES. ALTHOUGH THE COMPANY HAS DEVELOPED A NUMBER OF ITS OWN PRODUCTS, MOST OF ITS RESEARCH AND DEVELOPMENT EFFORTS HAVE HISTORICALLY BEEN DIRECTED TOWARDS PRODUCT IMPROVEMENT AND ENHANCEMENTS OF PREVIOUSLY DEVELOPED OR ACQUIRED PRODUCTS. PRODUCT DEVELOPMENT EXPENSES WERE $529,000, $453,000, AND $457,000 FOR THE FISCAL YEARS ENDED MARCH 31, 2003, 2002, AND 2001, RESPECTIVELY.

EMPLOYEES
---------

         AS OF JUNE 1, 2003, THE COMPANY HAD 356 FULL-TIME EMPLOYEES WITH 282 IN MANUFACTURING AND DISTRIBUTION, 45 IN MARKETING AND SALES, AND 29 IN
ADMINI-

STRATION. NONE OF THE COMPANY'S EMPLOYEES ARE REPRESENTED BY A LABOR
UNION. IN CONNECTION WITH THE COMPANY'S ACQUISITION IN OCTOBER 2002 OF THE BIOSAFETY DIVISION OF MAXXIM MEDICAL, INC., THE EMPLOYEES IN THE CLARKSBURG, WEST VIRGINIA FACILITY WERE REPRESENTED BY THE CHAUFFEURS, TEAMSTERS AND HELPERS LOCAL UNION NO. 175 (THE "UNION"). IN DECEMBER 2002, THE EMPLOYEES OF CLARKSBURG, WEST VIRGINIA VOTED TO DECERTIFY THE UNION OF ITS REPRESENTATION. THE COMPANY BELIEVES THAT ITS EMPLOYEE RELATIONS ARE SATISFACTORY.

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

RAW MATERIALS AND MANUFACTURING
-------------------------------

         THE PRINCIPAL RAW MATERIALS USED BY THE COMPANY ARE A FOUR-PLY MESH GAUZE LAPAROTOMY SPONGE, COTTON HUCK TOWEL AND VARIOUS TYPES OF PLASTIC RESIN. OTHER MATERIALS AND SUPPLIES USED BY THE COMPANY INCLUDE GAUZE, GAUZE SPONGES, INJECTION MOLDED AND THERMOFORMED PLASTICS, MEDICAL INSTRUMENTS, FOAM, MEDICAL GRADE MAGNETS AND A VARIETY OF PACKAGING MATERIAL. SEVERAL OF THESE RAW MATERIALS ARE SUPPLIED FROM VENDORS OUTSIDE THE UNITED STATES.

         MEDICAL ACTION'S VARIETY OF SUPPLIERS FOR RAW MATERIALS AND COMPONENTS NECESSARY FOR THE MANUFACTURE OF ITS PRODUCTS, AS WELL AS ITS LONG TERM RELATIONSHIPS WITH SUCH SUPPLIERS, HELP TO ENSURE THE STABILITY IN ITS MANUFACTURING PROCESS. HISTORICALLY, MEDICAL ACTION HAS NOT BEEN MATERIALLY AFFECTED BY INTERRUPTIONS WITH SUCH SUPPLIERS. HOWEVER, IF A SUPPLIER OF SIGNIFICANT RAW MATERIALS, COMPONENT PARTS, FINISHED GOODS OR SERVICES WERE TO TERMINATE ITS RELATIONSHIP WITH THE COMPANY, OR OTHERWISE CEASE SUPPLYING RAW MATERIALS, COMPONENT PARTS, FINISHED GOODS OR SERVICES CONSISTENT WITH PAST PRACTICES, THE COMPANY'S ABILITY TO MEET ITS OBLIGATIONS TO ITS CUSTOMERS MAY BE DISRUPTED. A DISRUPTION WITH RESPECT TO NUMEROUS PRODUCTS, OR WITH RESPECT TO A FEW SIGNIFICANT PRODUCTS, COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS AND FINANCIAL CONDITION.

          THE COMPANY PRESENTLY PURCHASES ITS PRINCIPAL COTTON RAW MATERIALS PRIMARILY FROM THE PEOPLES REPUBLIC OF CHINA AND TO A LESSER EXTENT, INDIA AND IS CURRENTLY SOURCING INSTRUMENTS FROM PAKISTAN, A PORTION OF ITS THERMOFORM PLASTICS FROM TAIWAN, PACKAGING MATERIAL FROM THE UNITED KINGDOM AND NEEDLE COUNTERS FROM THE PEOPLE'S REPUBLIC OF CHINA. FROM TIME TO TIME, THE COMPANY HAS PURCHASED CERTAIN OF THE RAW MATERIALS FROM A NUMBER OF OTHER COUNTRIES INCLUDING MEXICO AND THE DOMINICAN REPUBLIC. SOME OF THE COMPANY'S PRODUCTS ARE PURCHASED COMPONENTS OR IN FINAL FORM, WHICH ARE SHIPPED TO THE COMPANY'S

MANUFACTURING FACILITY IN ARDEN, NORTH CAROLINA, WHERE THEY ARE PACKAGED. THE COMPANY'S OPERATING ROOM AND ACCESSORIES, MEDICAL POUCHES AND SMALL KITS AND TRAYS ARE PREDOMINANTLY MANUFACTURED AND/OR ASSEMBLED IN THE COMPANY'S ARDEN, NORTH CAROLINA MANUFACTURING FACILITY. THE COMPANY UTILIZES OUTSIDE CONTRACT STERILIZATION FACILITIES FOR SOME OF ITS PRODUCTS.

         IN THE COMPANY'S CLARKSBURG, WEST VIRGINIA FACILITY, WHERE THE COMPANY MANUFACTURES ITS COLLECTION SYSTEMS FOR THE CONTAINMENT OF INFECTIOUS WASTE AND SHARPS CONTAINERS, FOUR (4) TYPES OF PLASTIC RESIN ARE UTILIZED IN THE VARIOUS PROCESSES; (I) LINEAR LOW DENSITY POLYETHYLENE; (II) HIGH DENSITY POLYETHYLENE;
(III) BLOW-MOLDING POLYPROPYLENE; AND (IV) FILM EXTRUSION POLYPROPYLENE.

         IN THE MANUFACTURE OF COLLECTION SYSTEMS, RESIN IS EXTRUDED TO THE DIE WHERE IT EMERGES IN A GELATINOUS STATE. THE EXTRUDER AND DIE ARE POSITIONED UNDER A COOLING TOWER WHERE THE EMERGING PLASTIC IS PRESSED CLOSED AND AIR IS BLOWN INTO IT CREATING A CYLINDRICAL COLUMN. THE COLUMN IS THEN PULLED UP THE TOWER AND BACK DOWN OVER CONVEYING ROLLERS, AND IS THREADED THROUGH A PRINTER, BAG MACHINE, TRIANGLE FOLDER, SEPARATOR AND AIR FOLDER INTO AN INDIVIDUALLY FOLDED BAG. THE SHARPS CONTAINERS ARE PRODUCED BY BLOW-MOLDING THE PLASTIC INTO AN OPEN MOLD, WHERE AIR IS THEN INTRODUCED INTO THE MOLD WHICH PRODUCES THE SAME RESULTS AS IN INJECTION MOLDING.

AVAILABLE INFORMATION
---------------------

         THE COMPANY FILES ANNUAL, QUARTERLY AND CURRENT REPORTS AND OTHER INFORMATION WITH THE SEC. THESE MATERIALS CAN BE INSPECTED AND COPIED AT THE SEC'S PUBLIC REFERENCE ROOM AT 450 FIFTH STREET, N.W., WASHINGTON, D.C. 20549. COPIES OF THESE MATERIALS MAY ALSO BE OBTAINED BY MAIL AT PRESCRIBED RATES FROM THE SEC'S PUBLIC REFERENCE ROOM AT THE ABOVE ADDRESS. INFORMATION ABOUT THE PUBLIC REFERENCE ROOM CAN BE OBTAINED BY CALLING THE SEC AT 1-800- SEC-0330. THE SEC ALSO MAINTAINS AN INTERNET SITE THAT CONTAINS REPORTS, PROXY AND INFORMATION STATEMENTS, AND OTHER INFORMATION REGARDING ISSUERS THAT FILE ELECTRONICALLY WITH THE SEC. THE ADDRESS OF THE SEC'S INTERNET SITE IS HTTP://WWW.SEC.GOV.

         THE COMPANY MAKES AVAILABLE, FREE OF CHARGE, ON ITS INTERNET WEBSITE, LOCATED AT HTTP://WWW.MEDICAL-ACTION.COM ITS MOST RECENT ANNUAL REPORT ON FORM 10-K, ITS MOST RECENT QUARTERLY REPORT ON FORM 10-Q, ANY CURRENT REPORTS ON FORM 8-K FILED SINCE THE COMPANY'S MOST RECENT ANNUAL REPORT ON FORM 10-K AND ANY AMENDMENTS TO SUCH REPORTS AS SOON AS REASONABLY PRACTICABLE FOLLOWING THE ELECTRONIC FILING OF SUCH REPORT WITH THE SEC. IN ADDITION, THE COMPANY PROVIDES ELECTRONIC OR PAPER COPIES OF ITS FILINGS FREE OF CHARGE UPON REQUEST.

ITEM TWO - PROPERTIES
---------------------

         THE COMPANY OWNS (I) A 205,000 SQUARE FOOT MANUFACTURING, WAREHOUSE AND DISTRIBUTION FACILITY LOCATED ON APPROXIMATELY 32 ACRES IN ARDEN, NORTH CAROLINA, (II) A 43,000 SQUARE FOOT MANUFACTURING, WAREHOUSE AND DISTRIBUTION FACILITY LOCATED ON APPROXIMATELY 15 ACRES IN CLARKSBURG, WEST VIRGINIA AND
(III) A 12,000 SQUARE FOOT GENERAL OFFICE BUILDING ON APPROXIMATELY 1.4 ACRES IN HAUPPAUGE, NEW YORK. MANAGEMENT BELIEVES THAT THE COMPANY'S FACILITIES ARE ADEQUATE TO MEET ITS CURRENT NEEDS AND SHOULD CONTINUE TO BE ADEQUATE FOR THE FORESEEABLE FUTURE. THE COMPANY PRESENTLY DOES NOT OCCUPY ANY OTHER FACILITIES. SET FORTH BELOW IS A SUMMARY OF THE FACILITIES OWNED BY THE COMPANY.

    LOCATION                               PRIMARY USE                                             SQUARE FEET
    --------                               -----------                                             -----------

    ARDEN, NORTH CAROLINA                  MANUFACTURING/WAREHOUSE/DISTRIBUTION                    205,000 (A)
    CLARKSBURG, WEST VIRGINIA              MANUFACTURING/WAREHOUSE/DISTRIBUTION                     43,000 (B)
    HAUPPAUGE, NEW YORK                    EXECUTIVE OFFICES                                        12,000 (C)

-------------------------
(A) THE PRINCIPAL MANUFACTURING, DISTRIBUTION AND WAREHOUSE FACILITY OF THE COMPANY IS LOCATED ON PREMISES, WHICH THE COMPANY OWNS IN ARDEN, NORTH CAROLINA. AN INDUSTRIAL REVENUE BOND IN THE AMOUNT OF $3,880,000 WAS OUTSTANDING AS OF MARCH 31, 2003, WHICH WAS USED TO ACQUIRE AND RENOVATE THE FACILITY AND ACQUIRED CERTAIN MANUFACTURING EQUIPMENT.
(B) THE CLARKSBURG, WEST VIRGINIA FACILITY WAS ACQUIRED BY THE COMPANY IN OCTOBER 2002 AS PART OF ITS ACQUISITION OF THE BIOSAFETY DIVISION OF MAXXIM MEDICAL, INC.
(C) THE HAUPPAUGE, NEW YORK CORPORATE OFFICES WERE ACQUIRED BY THE COMPANY IN JULY 2000.


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

ITEM FOUR - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------------------

         NO MATTERS WERE SUBMITTED TO A VOTE OF SECURITY HOLDERS DURING THE FOURTH QUARTER OF THE FISCAL YEAR.

                                     PART II

ITEM FIVE - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-----------------------------------------------------------------------------
MATTERS
-------

         THE INFORMATION REQUIRED BY THIS ITEM IS SET FORTH IN REGISTRANT'S 2003 ANNUAL REPORT TO STOCKHOLDERS UNDER THE CAPTIONS "SELECTED FINANCIAL DATA" AND "STOCK TRADING", WHICH INFORMATION IS HEREBY INCORPORATED HEREIN BY REFERENCE.

ITEM SIX - SELECTED FINANCIAL DATA
----------------------------------

         THE INFORMATION REQUIRED BY THIS ITEM IS SET FORTH IN REGISTRANT'S 2003 ANNUAL REPORT TO STOCKHOLDERS CONTAINED UNDER THE CAPTION "SELECTED FINANCIAL DATA", WHICH INFORMATION IS HEREBY INCORPORATED HEREIN BY REFERENCE.

ITEM SEVEN - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
----------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

         THE INFORMATION REQUIRED BY THIS ITEM IS SET FORTH IN REGISTRANT'S 2003 ANNUAL REPORT TO STOCKHOLDERS CONTAINED UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", WHICH INFORMATION IS HEREBY INCORPORATED HEREIN BY REFERENCE.

ITEM SEVEN (A) - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
---------------------------------------------------------------------------

         THE INFORMATION REQUIRED BY THIS ITEM IS SET FORTH IN REGISTRANT'S 2003 ANNUAL REPORT TO STOCKHOLDERS CONTAINED UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", WHICH INFORMATION IS HEREBY INCORPORATED HEREIN BY REFERENCE.

ITEM EIGHT - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------

         THE INFORMATION REQUIRED BY THIS ITEM IS SET FORTH IN REGISTRANT'S 2003 ANNUAL REPORT TO STOCKHOLDERS UNDER THE CAPTIONS "REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS", "BALANCE SHEETS", "STATEMENTS OF EARNINGS", "STATEMENT OF SHAREHOLDERS' EQUITY", "STATEMENTS OF CASH FLOWS" AND "NOTES TO FINANCIAL STATEMENTS", WHICH INFORMATION IS HEREBY INCORPORATED HEREIN BY REFERENCE.

ITEM NINE - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
---------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

         NONE.

                                    PART III

ITEM TEN, ELEVEN, TWELVE, THIRTEEN AND FIFTEEN
----------------------------------------------

         THESE ITEMS ARE INCORPORATED BY REFERENCE TO THE COMPANY'S DEFINITIVE PROXY STATEMENT RELATING TO THE ANNUAL MEETING OF SHAREHOLDERS SCHEDULED FOR AUGUST 14, 2003. THE DEFINITIVE PROXY STATEMENT WILL BE FILED WITH THE COMMISSION NOT LATER THAN 120 DAYS AFTER MARCH 31, 2003, PURSUANT TO REGULATION 14A OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

ITEM FOURTEEN - CONTROLS AND PROCEDURES
---------------------------------------

         (A) UNDER THE SUPERVISION AND WITH THE PARTICIPATION OF OUR MANAGEMENT, INCLUDING OUR PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER, WE CONDUCTED AN EVALUATION OF OUR DISCLOSURE CONTROLS AND PROCEDURES, AS SUCH TERM IS DEFINED UNDER RULE 13A-14(C) PROMULGATED UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"), WITHIN 90 DAYS OF THE FILING DATE OF THIS REPORT. BASED ON THIS EVALUATION, OUR PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER CONCLUDED THAT OUR DISCLOSURE CONTROLS AND PROCEDURES ARE EFFECTIVE IN ALERTING THEM ON A TIMELY BASIS TO MATERIAL INFORMATION RELATING TO THE COMPANY REQUIRED TO BE INCLUDED IN OUR REPORTS FILED OR SUBMITTED UNDER THE EXCHANGE ACT.

         THERE HAVE BEEN NO SIGNIFICANT CHANGES (INCLUDING CORRECTIVE ACTIONS WITH REGARD TO SIGNIFICANT DEFICIENCIES OR MATERIAL WEAKNESSES) IN OUR INTERNAL CONTROLS OR IN OTHER FACTORS THAT COULD SIGNIFICANTLY AFFECT THESE CONTROLS SUBSEQUENT TO THE DATE OF THE EVALUATION REFERENCED IN PARAGRAPH (A) ABOVE.

                                     PART IV

ITEM SIXTEEN - EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K
------------------------------------------------------------------------------

(A) (1) AND (2)  LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                 --------------------------------------------------------------

         THE FOLLOWING FINANCIAL STATEMENTS OF MEDICAL ACTION INDUSTRIES INC., INCLUDED IN ITS ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED MARCH 31, 2003, ARE INCORPORATED BY REFERENCE IN ITEM 8:

         BALANCE SHEETS AT MARCH 31, 2003 AND 2002

         STATEMENTS OF EARNINGS FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND
         2001

         STATEMENT OF SHAREHOLDERS EQUITY FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001

         STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001

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

(3)      EXHIBITS:
         --------

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

         2.4 ASSET PURCHASE AGREEMENT DATED AS OF OCTOBER 3, 2001 BETWEEN MEDI-FLEX HOSPITAL PRODUCTS, INC. AND REGISTRANT (EXHIBIT 2 TO THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED NOVEMBER 30,
                  2001).

         2.5 ASSET PURCHASE AGREEMENT DATED AS OF MAY 9, 2002 BETWEEN MD INDUSTRIES ACQUISITION LLC AND REGISTRANT (EXHIBIT 2 TO THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED JUNE 21, 2002).

         2.6 ASSET PURCHASED AGREEMENT DATED AS OF AUGUST 30, 2002, BETWEEN MAXXIM MEDICAL, INC. AND REGISTRANT (EXHIBIT 2 TO THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED OCTOBER 25, 2002.

         3.1 CERTIFICATE OF INCORPORATION, AS AMENDED. (EXHIBIT 3.1 TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2002)

         3.2 BY-LAWS, AS AMENDED (EXHIBIT 3(B) TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 1988).

         10.1 1996 NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN (EXHIBIT 10.1 TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 1997).

         10.2 RESTRICTED MANAGEMENT STOCK BONUS PLAN, AS AMENDED (EXHIBIT 10(B) TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 1988).

         10.3     1989 NON-QUALIFIED STOCK OPTION PLAN, AS AMENDED. (EXHIBIT
                  10.3 TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2002)

         10.4 1994 STOCK INCENTIVE PLAN, AS AMENDED. (EXHIBIT 10.4 TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2002.)

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

         10.10 MODIFICATION AGREEMENT DATED AS OF JUNE 3, 2003 BETWEEN THE REGISTRANT AND PAUL D. MERINGOLO (EXHIBIT 10 TO THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED JUNE 3, 2003).

         10.11 REVOLVING CREDIT NOTE AND AGREEMENT BETWEEN THE REGISTRANT AND A LENDING INSTITUTION DATED AS OF OCTOBER 21, 2002. (EXHIBIT 10 TO THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED OCTOBER 25, 2002.

         10.12 CHANGE IN CONTROL AGREEMENT DATED AS OF JUNE 1, 1995 BETWEEN THE REGISTRANT AND CERTAIN EXECUTIVE OFFICERS (EXHIBIT 10.8 TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 1995).

         23.1*    CONSENT OF GRANT THORNTON LLP.

         99.1*    ADDITIONAL EXHIBIT - UNDERTAKINGS

         99.2* CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         99.3* CERTIFICATION PURSUANT TO SECTION 302(A) OF THE SARBANES-OXLEY ACT OF 2002

(B)      REPORTS ON FORM 8-K:
         -------------------

         (I)      AMENDMENT NO. 1 TO CURRENT REPORT ON FORM 8-K DATED JANUARY 6,

                  2003 RE: ITEM 7 - FINANCIAL STATEMENTS AND EXHIBITS

(C)      EXHIBITS
         --------

         THE RESPONSE TO THIS PORTION OF ITEM 16 IS SUBMITTED AS A SEPARATE SECTION OF THIS REPORT.

(D)      FINANCIAL STATEMENT SCHEDULES
         -----------------------------

         THE RESPONSE TO THIS PORTION OF ITEM 16 IS SUBMITTED AS A SEPARATE SECTION OF THIS REPORT.

----------------------
         WITH THE EXCEPTION OF THE AFOREMENTIONED INFORMATION INCORPORATED BY REFERENCE IN THIS ANNUAL REPORT ON FORM 10-K, THE COMPANY'S ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED MARCH 31, 2003 IS NOT TO BE DEEMED "FILED" AS PART OF THIS REPORT.

*FILED HEREWITH

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THIS 17TH DAY OF JUNE, 2003.

                         MEDICAL ACTION INDUSTRIES INC.



                            BY: /S/ PAUL D. MERINGOLO
                                --------------------------
                                PAUL D. MERINGOLO
                                CHIEF EXECUTIVE OFFICER AND PRESIDENT

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON JUNE 17, 2003 BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED:


/S/ PAUL D. MERINGOLO                           CHIEF EXECUTIVE OFFICER, PRESIDENT
-------------------------                       AND DIRECTOR
PAUL D. MERINGOLO



/S/ RICHARD G. SATIN                            VICE PRESIDENT-OPERATIONS, GENERAL COUNSEL,
-------------------------                       CORPORATE SECRETARY AND DIRECTOR
RICHARD G. SATIN

/S/ BERNARD WENGROVER                           DIRECTOR
------------------------
BERNARD WENGROVER


/S/ PHILIP F. CORSO                             DIRECTOR
------------------------
PHILIP F. CORSO



/S/ THOMAS A. NICOSIA                           DIRECTOR
------------------------
THOMAS A. NICOSIA

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE

STOCKHOLDERS AND BOARD OF DIRECTORS
MEDICAL ACTION INDUSTRIES INC.

IN CONNECTION WITH OUR AUDIT OF THE FINANCIAL STATEMENTS OF MEDICAL ACTION INDUSTRIES INC. REFERRED TO IN OUR REPORT DATED MAY 20, 2003, WHICH IS INCLUDED IN THE ANNUAL REPORT TO STOCKHOLDERS AND INCORPORATED BY REFERENCE IN PART II OF THIS FORM, WE HAVE ALSO AUDITED SCHEDULE II FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED MARCH 31, 2003. IN OUR OPINION, THIS SCHEDULE, WHEN CONSIDERED IN RELATION TO THE BASIC FINANCIAL STATEMENTS TAKEN AS A WHOLE, PRESENTS FAIRLY, IN ALL MATERIAL RESPECTS, THE INFORMATION REQUIRED TO BE SET FORTH THEREIN.



                                                          GRANT THORNTON LLP

MELVILLE, NEW YORK
MAY 20, 2003

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                         MEDICAL ACTION INDUSTRIES INC.

------------------------------------------------------------------------------------------
                           COL. A                                                COL. B
------------------------------------------------------------------------------------------
                                                                                ADDITIONS
                                                                                ---------


                                                                              BALANCE AT
                                                                            BEGINNING OF
                             DESCRIPTION                                          PERIOD
------------------------------------------------------------------------------------------
YEAR ENDED MARCH 31, 2003
DEDUCTED FROM ASSET ACCOUNTS:
ALLOWANCE FOR DOUBTFUL ACCOUNTS                                                 $233,998
RESERVE FOR SLOW MOVING AND OBSOLETE INVENTORY                                  $213,186
 TOTAL VALUATION AND QUALIFYING ACCOUNTS                                        $447,184

YEAR ENDED MARCH 31, 2002
DEDUCTED FROM ASSET ACCOUNTS:
ALLOWANCE FOR DOUBTFUL ACCOUNTS                                                 $192,998
RESERVE FOR SLOW MOVING AND OBSOLETE INVENTORY                                  $241,187
 TOTAL VALUATION AND QUALIFYING ACCOUNTS                                        $434,185

YEAR ENDED MARCH 31, 2001
DEDUCTED FROM ASSET ACCOUNTS:
ALLOWANCE FOR DOUBTFUL ACCOUNTS                                                 $156,998
RESERVE FOR SLOW MOVING AND OBSOLETE INVENTORY                                  $134,717
 TOTAL VALUATION AND QUALIFYING ACCOUNTS                                        $291,715


-----------------------------------------------------------------------------------------------------------------------------------
                           COL. A                                      COL. C           COL. D                     COL. E
-----------------------------------------------------------------------------------------------------------------------------------

                                                      ADDITIONS CHARGED   CHARGED TO OTHER     OTHER CHANGES -
                                                           TO COSTS AND      ACCOUNTS -          ADD(DEDUCT)        BALANCE END OF
                             DESCRIPTION                       EXPENSES       DESCRIBE            DESCRIBE                  PERIOD
-----------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED MARCH 31, 2003
DEDUCTED FROM ASSET ACCOUNTS:
ALLOWANCE FOR DOUBTFUL ACCOUNTS                                 $42,000                                                   $275,998
RESERVE FOR SLOW MOVING AND OBSOLETE INVENTORY                 $399,570                                                    612,756
 TOTAL VALUATION AND QUALIFYING ACCOUNTS                       $441,570          -                    -                   $888,754

YEAR ENDED MARCH 31, 2002
DEDUCTED FROM ASSET ACCOUNTS:
ALLOWANCE FOR DOUBTFUL ACCOUNTS                                 $41,000                                                   $223,998
RESERVE FOR SLOW MOVING AND OBSOLETE INVENTORY                                                         ($28,001)          $213,186
 TOTAL VALUATION AND QUALIFYING ACCOUNTS                        $41,000          -                     ($28,001)          $447,184

YEAR ENDED MARCH 31, 2001
DEDUCTED FROM ASSET ACCOUNTS:
ALLOWANCE FOR DOUBTFUL ACCOUNTS                                 $36,000                                                   $192,998
RESERVE FOR SLOW MOVING AND OBSOLETE INVENTORY                 $106,470                                                   $241,187
 TOTAL VALUATION AND QUALIFYING ACCOUNTS                       $142,470          -                    -                   $434,185


-------------------
(1) DISPOSAL AND SALE OF SLOW MOVING AND OBSOLETE INVENTORY.

--------------------------------------------------------------------------------

===============================================================================




                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                -----------------


                                    FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2003


                               ------------------



                         MEDICAL ACTION INDUSTRIES INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)




                                  EXHIBIT INDEX











================================================================================

         EXHIBIT NO.


         23       CONSENT OF GRANT THORNTON LLP.

         99.1     ADDITIONAL EXHIBIT - UNDERTAKINGS

         99.2 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         99.3 CERTIFICATION PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002