Form 10-Q
period 2003-06-30
MEDICAL ACTION INDUSTRIES INC
filed 2003-08-11
CIK 748270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003


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


                          Yes  |X|             No  __
                              -----


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,957,392 shares of common stock as of August 7, 2003.

                                    FORM 10-Q

                                    CONTENTS


                                                                                                            Page No.
PART I -          FINANCIAL INFORMATION

Item 1.           Condensed Financial Statements

                  Balance Sheets at June 30, 2003 (Unaudited) and March 31, 2003                                 3-4

                  Statements of Earnings for the Three Months ended June 30, 2003 and 2002 (Unaudited)             5

                  Statements of Cash Flows for the Three Months ended June 30, 2003 and 2002 (Unaudited)           6

                  Notes to Financial Statements (Unaudited)                                                     7-13

Item 2.           Management's Discussion and Analysis of Results of Operations and Financial Condition        14-17

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                                   17-18

Item 4.           Procedures and Controls                                                                         18

PART II -         OTHER INFORMATION


ITEM 1.
                         MEDICAL ACTION INDUSTRIES INC.
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                             June 30,              March 31,
                                                                                 2003                   2003
                                                                                 ----                   ----
                                                                          (Unaudited)
CURRENT ASSETS:

Cash                                                                           $  182                 $  892
Accounts receivable, less allowance for doubtful
accounts of $291 at June 30, 2003 and
$276 at March 31, 2003                                                         11,563                 10,145

Inventories, net                                                               15,438                 16,079
Prepaid expenses                                                                  759                    477
Deferred income taxes                                                             391                    391
Prepaid income taxes                                                               31                    317
Other current assets                                                               51                     27
                                                                           ----------             ----------

TOTAL CURRENT ASSETS:                                                          28,415                 28,328

Property, plant and equipment, net                                             14,841                 15,093
Due from officers                                                                 382                    382
Goodwill                                                                       37,085                 37,085
Trademarks                                                                        666                    666
Other intangible assets                                                         2,426                  2,497
Other assets                                                                      637                    693
                                                                           ----------             ----------
TOTAL ASSETS:                                                                 $84,452                $84,744
                                                                           ==========             ==========










   The accompanying notes are an integral part of these financial statements.

ITEM 1.
                         MEDICAL ACTION INDUSTRIES INC.
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                      June 30,       March 31,
                                                                                          2003            2003
                                                                                          ----            ----
                                                                                    (Unaudited)
CURRENT LIABILITIES:

Accounts payable                                                                       $ 3,408         $ 4,451
Accrued expenses, payroll and payroll taxes                                              1,777           2,107
Current portion of long-term debt                                                        5,360           5,360
                                                                                      --------        --------

TOTAL CURRENT LIABILITIES:                                                              10,545          11,918

Deferred income taxes                                                                    2,436           2,436

Long-term debt, less current portion                                                    24,705          27,355
                                                                                      --------        --------

TOTAL LIABILITIES:                                                                      37,686          41,709

COMMITMENTS

SHAREHOLDERS' EQUITY:

Common stock 15,000,000 shares authorized $.001 par value; issued and outstanding 9,957,292 shares at June 30, 2003 and
9,704,892 shares at March 31, 2003                                                          10              10
Additional paid-in capital, net                                                         13,624          12,077
Retained earnings                                                                       33,132          30,948
                                                                                      --------        --------

TOTAL SHAREHOLDERS' EQUITY:                                                             46,766          43,035
                                                                                      --------        --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY:                                           $ 84,452        $ 84,744
                                                                                      ========        ========


   The accompanying notes are an integral part of these financial statements.

ITEM 1.
                         MEDICAL ACTION INDUSTRIES INC.
                             STATEMENTS OF EARNINGS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                                  Three Months Ended
                                                                                       June 30,
                                                                                  2003          2002
                                                                                  ----          ----
                                                                              (Unaudited)    (Unaudited)

Net Sales                                                                       $ 30,621      $ 22,554

Cost of Sales                                                                     22,476        15,409
                                                                                --------      --------

Gross Profit                                                                       8,145         7,145

Selling, general and administrative expenses                                       4,369         4,167
Interest expense                                                                     322            50
Interest income                                                                      (18)          (18)
                                                                                --------      --------

Income before income taxes                                                         3,472         2,946
Income tax expense                                                                 1,288         1,123
                                                                                --------      --------

Net income                                                                      $  2,184      $  1,823
                                                                                ========      ========

Net income per share basic                                                      $    .22      $    .19
                                                                                ========      ========

Net income per share diluted                                                    $    .22      $    .18
                                                                                ========      ========


   The accompanying notes are an integral part of these financial statements.

ITEM 1.

                         MEDICAL ACTION INDUSTRIES INC.
                             STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                               Three Months Ended June 30,
                                                                                2003                 2002
                                                                                ----                 ----
                                                                             (Unaudited)           (Unaudited)
OPERATING ACTIVITIES
Net Income                                                                     $ 2,184               $ 1,823
Adjustments to reconcile net income to net cash provided by
  operating activities:
Depreciation and amortization                                                      564                   295
Provision for doubtful accounts                                                     15                    10
Tax benefit from exercise of options                                               881                    --
Changes in operating assets and liabilities net of acquisition:
  Accounts receivable                                                           (1,433)               (1,457)
  Inventories                                                                      641                 1,045
  Prepaid expenses, and other current assets                                      (306)                 (195)
  Other assets                                                                      --                     1
  Accounts payable                                                              (1,043)                  341
  Income taxes                                                                     286                 1,108
  Accrued expenses, payroll and payroll taxes                                     (330)                  (72)
                                                                               -------               -------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                        1,459                 2,899
                                                                               -------               -------

INVESTING ACTIVITIES
Purchase price and related acquisition costs                                        --                (9,520)
Purchase of property, plant and equipment                                         (185)                 (137)
                                                                               -------               -------

NET CASH (USED IN) INVESTING ACTIVITIES                                           (185)               (9,657)
                                                                               -------               -------

FINANCING ACTIVITIES
Proceeds from revolving line of credit and long term borrowings                  4,830                 8,955
Principal payments on revolving line of credit and long-term debt               (7,480)               (2,390)
Repurchases of company common stock                                                 --                  (334)
Proceeds from exercise of employee stock options                                   666                    96
                                                                               -------               -------

 NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                            (1,984)                6,327
                                                                               -------               -------
 Decrease in cash                                                                 (710)                 (431)
 Cash at beginning of year                                                         892                   785
                                                                               -------               -------
 Cash at end of period                                                         $   182               $   354
                                                                               =======               =======



   The accompanying notes are an integral part of these financial statements.

ITEM 1.
                  MEDICAL ACTION INDUSTRIES INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.           BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-Q for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three (3) month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for the year ended March 31, 2003.

NOTE 2.           INVENTORIES

Inventories, which are stated at the lower of cost (first-in, first-out) or market, consist of the following:

                                                   June 30,            March 31,
                                                     2003               2003
                                                   --------            --------
                                                              (Unaudited)
                                                      (in thousands of dollars)
      Finished Goods                                $ 7,944              $ 8,642
      Work in Process                                   122                 -
      Raw Materials                                   7,372                7,437
                                                   --------             --------

      Total                                        $ 15,438             $ 16,079
                                                   ========             ========

NOTE 3.           NET INCOME PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of potential common shares. Diluted earnings per share is based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average prices during the periods. Excluded from the calculation of earnings per share are options and warrants to purchase 20,000 and 304,000 shares for the three months ended June 30, 2003 and June 30, 2002, respectively, as their inclusion would not have been dilutive. The following table sets forth the computation of basic and diluted earnings per share for the three months ended June 30, 2003 and for the three months ended June 30, 2002.

ITEM 1.
                  MEDICAL ACTION INDUSTRIES INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3. (continued)


                                                                     Three Months Ended
                                                                          June 30,
                                                                         ----------
                                                                  2003                2002
                                                                  ----                ----
                                                                (Dollars in thousands except
                                                                       per share data)
NUMERATOR:

Net income for basic and dilutive earnings
per share                                                    $     2,184            $     1,823
                                                             ===========            ===========

DENOMINATOR:

Denominator for basic earnings per share -
weighted average shares                                        9,873,662              9,493,882
                                                             -----------            -----------

Effect of dilutive securities:

Employee and director stock options                              262,826                682,060
Warrants                                                           6,743                 10,681
                                                             -----------            -----------

Dilutive potential common shares                                 269,569                692,741
                                                             -----------            -----------

Denominator for diluted earnings per share -
adjusted weighted average shares                              10,143,231             10,186,623
                                                             ===========            ===========

Basic earnings per share                                     $       .22            $       .19
                                                             ===========            ===========

Diluted earnings per share                                   $       .22            $       .18
                                                             ===========            ===========

ITEM 1.

NOTE 4.           STOCK COMPENSATION

In accordance with the provisions of SFAS No. 123, the Company has elected to apply APB 25 and related interpretations in accounting for its employee and director stock-based awards because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing such employee and director stock-based awards. All employee and director stock-based awards were granted with an exercise price equal to the fair market value of he Company's common stock on their date of grant. Therefore, under the provisions of APB 25, no compensation expense has been recognized with respect to such awards. If the Company had elected to recognize compensation expensed based on the fair value of the employee and director stock-based awards granted at grant date as prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below:


                                                                    THREE MONTHS ENDED
                                                                         JUNE 30,

                                                               (dollars in thousands except
                                                                     per share data)

                                                                  2003               2002
                                                                  ----               ----
Net income - as reported                                        $2,184             $1,823
  Deduct:  Total stock-based employee compensation
    expense determined under fair value based method
    from all awards, net of related tax effects                    216                146
Net income - pro forma                                           1,968              1,677
Earnings per share - as reported:
  Basic                                                           $.22               $.19
  Diluted                                                          .22                .18
Earnings per share - pro forma
  Basic                                                           $.20               $.18
  Diluted                                                          .20                .16



NOTE 5.           STOCKHOLDERS' EQUITY

For the three (3) months ended June 30, 2003, 274,500 stock options were exercised by employees of the Company in accordance with the Company's 1989 Non-Qualified Stock Option Plan and the 1994 Stock Incentive Plan, respectively. The exercise price of the options exercised ranged from $2.88 per share to $12.75 per share, the net cash proceeds from these exercises were $666,000 for the three months ended June 30, 2003.

ITEM 1.

For the three months ended June 30, 2002, 31,250 stock options were exercised by employees of the Company in accordance with the Company's 1989 Non-Qualified Stock Option Plan and the 1994 Stock Incentive Plan, respectively. The exercise price of the options exercised ranged from $2.09 per share to $4.00 per share, the net cash proceeds from these exercises were $96,000.

NOTE 6.           ACQUISITIONS

On October 25, 2002, the Company acquired certain assets relating to the BioSafety Division of Maxxim Medical, Inc. of Waltham, Massachusetts. The BioSafety Division, which maintains a manufacturing facility in Clarksburg, West Virginia, consists of specialty packaging and collection systems for the containment of infectious waste and a line of sharps containment systems. The purchase price for the assets acquired including related closing costs was approximately $20,694,000.

The assets acquired included inventory, the land and manufacturing facility in Clarksburg, West Virginia, certain fixed assets, a non competition agreement, customer relationships, and intellectual property used in the operations of the Biosafety Division.

The acquisition of the Biosafety Division of Maxxim Medical, Inc. has been accounted for as a purchase pursuant to Statement No. 141 as issued by the Financial Accounting Standards Board. The operations of the BioSafety Division of Maxxim Medical, Inc. have been included in the Company's statement of earnings since the acquisition date. The following table summarizes the assets acquired from the BioSafety Division of Maxxim Medical, Inc. and the allocation of the purchase price:

                  Inventory                                     $     914,000
                  Land and building                                 1,380,000
                  Factory and office equipment                      4,280,000
                  Goodwill                                         11,750,000
                  Trademarks                                           70,000
                  Non-competition agreement                           700,000
                  Customer relationships                            1,600,000
                                                                  -----------
                                                                  $20,694,000
                                                                  ===========

ITEM 1.

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

The Company utilized the funds available under its existing Revolving Credit Note and Loan Agreement in order to satisfy the purchase price. The purchase price allocation is subject to certain adjustments, none of which are anticipated to be material, because the valuation of the assets and acquisition costs have not been finalized.

Summarized below are the unaudited pro forma results of operations of the Company as if the BioSafety Division of Maxxim Medical, Inc. had been acquired at the beginning of the fiscal period presented:


                           Three Months ended June 30,
                                      2002
                                      ----

Net Sales                         $28,824,000
Net Income                          2,002,000

Net income per common share
Basic                                   $0.21
Diluted                                 $0.20

Reclassifications and adjustments were made to the pro forma results to properly reflect depreciation of property, plant and equipment, interest expense, financing fees and tax rates.

The pro forma financial information presented above for the three months ended June 30, 2002 is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the period presented or of future operating results of the combined companies.

ITEM 1.

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

The acquisition of the MD Industries business has been accounted for as a purchase pursuant to Statement No. 141 as issued by the Financial Accounting Standards Board. The operations of MD Industries have been included in the Company's statement of earnings since the acquisition date. Historical pro forma information as if this acquisition occurred at the beginning of all periods presented is not available. The following table summarizes the assets acquired from MD Industries and the allocation of the purchase price:

                 Inventory                                $ 700,000
                 Factory and office equipment                26,000
                 Goodwill                                 8,782,000
                 Trademarks                                  27,000
                                                         ----------
                                                         $9,535,000
                                                         ==========

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

ITEM 1.

NOTE 7.           IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS
133. We do not expect the provisions of SFAS 149 to have a material impact on our financial position or results of operations.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. We do not expect the provisions of SFAS 150 to have a material impact on our financial position or results of operations.

NOTE 8.           OTHER MATTERS

The Company is a party to lawsuits arising out of the conduct of its ordinary course of business, including those related to product liability and the sale and distribution of its products, which management believes are covered by insurance. While the results of such lawsuits cannot be predicted with certainty, management does not expect that the ultimate liabilities, if any, will have a material adverse effect on the financial position or results of operations of the Company.

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

Important factors and risks that could cause actual results to differ materially from those referred to in the forward-looking statements include, but are not limited to, the effect of economic and market conditions, the impact of the consolidation throughout the healthcare supply chain, the impact of healthcare reform, opportunities for acquisitions and the Company's ability to effectively integrate acquired companies, the ability of the Company to maintain its gross profit margins, the ability to obtain additional financing to expand the Company's business, the failure of the Company to successfully compete with the Company's competitors that have greater financial resources, the loss of key management personnel or the inability of the Company to attract and retain qualified personnel, the availability and possible increases in raw material prices for operating room towels, the impact of current or pending legislation and regulation, as well as the risks described from time to time in the Company's filings with the Securities and Exchange Commission, which include this report on Form 10-Q and the Company's annual report on Form 10-K for the year ended March 31, 2003.

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

ITEM 2.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Net sales for the three months ended June 30, 2003 increased $8,067,000 or 36% to $30,621,000 from $22,554,000 for the three months ended June 30, 2002. The increase in net sales was primarily attributed to a $7,491,000, or 620% increase in net sales of collection systems for the containment of medical waste, a $1,054,000, or 17% increase in net sales of minor procedure kits and trays, and a 131% increase in net sales of patient aids. These increases were partially offset by a $868,000, or 19% decrease in net sales of laparotomy sponges. The increase in net sales was primarily attributed to approximately $7,324,000 due to net sales of products from the Company's acquisitions, $870,000 due to net sales of new products, an increase of $1,227,000 due to increased sales volume of existing products and a decrease of $1,537,000 due to lower average selling prices and change in sales mix on existing products.

Management believes that the increase in net sales of collection systems for the containment of medical waste product line was primarily due to increased net sales of approximately $1,755,000 of those products acquired from MD Industries on June 21, 2002, net sales of $5,569,000 of those products acquired from the BioSafety Division of Maxxim Medical, Inc. on October 25, 2002 and greater domestic market penetration. Net sales of minor procedure kits and trays and patient aids increased primarily due to greater domestic market penetration. Unit sales of laparotomy sponges decreased by 15% and average selling prices decreased 5%. Unit sales of operating room towels increased 19% and average selling prices decreased 15%. Management believes that the decrease in unit sales of laparotomy sponges was primarily due to increased competition in the domestic market. Management believes that the decrease in average selling prices of laparotomy sponges and operating room towels was primarily due to increased competition in the domestic market and to a change in sales mix, which it believes will continue throughout fiscal 2004.

The Company has entered into agreements with nearly every major group purchasing organization. These agreements, which expire at various times over the next several years, can be terminated typically on ninety (90) day advance notice and do not contain minimum purchase requirements. The Company, to date, has been able to achieve significant compliance to their respective member hospitals. The termination or non-renewal of any of these agreements may result in the significant loss of business or lower average selling prices. In some cases, as these agreements are renewed, the average selling prices could be materially lower.

As a result of its recent acquisitions, collection systems for the containment of medical waste is the Company's largest product line. The primary raw material utilized in the manufacture of this product line is plastic resin. During fiscal 2003, world events caused the cost of plastic resin to be extremely volatile. The Company has instituted a price increase which it believes will be accepted by its customers.

ITEM 2.

Gross profit for the three months ended June 30, 2003 increased 14% to $8,145,000 from $7,145,000 for the three months ended June 30, 2002. Gross profit as a percentage of net sales for the three months ended June 30, 2003 decreased to 27% from 32% for the three months ended June 30, 2002. The increase in gross profit dollars was primarily attributable to the increase in net sales. The decrease in gross margin percentage was due primarily to lower average selling prices and a change in sales mix.

Selling, general and administrative expenses for the three months ended June 30, 2003 increased 5% to $4,369,000 from $4,167,000 for the three months ended June 30, 2002. As a percentage of net sales, selling, general and administrative expenses decreased to 14% for the three months ended June 30, 2003 from 18% for the three months ended June 30, 2002. Selling, general and administrative expenses increased primarily due to increased distribution expenses due to higher sales volume, amortization of intangibles and increased salaries due to the additional staff required as a result of the Company's significant growth. The decrease in selling, general and administrative expenses as a percentage of sales was primarily attributable to increased administration efficiencies.

Interest expense for the three months ended June 30, 2003 increased 544% to $322,000 from $50,000 for the three months ended June 30, 2002. The increase in interest expense was attributable to an increase in the average principal loan balances during the three months ended June 30, 2003, as compared to the three months ended June 30, 2002. The increase in principal loan balances outstanding was primarily attributable to the MD Industries acquisition on June 21, 2002 and the BioSafety Division of Maxxim Medical, Inc. acquisition on October 25, 2002.

Net income for the three months ended June 30, 2003 increased to $2,184,000 from $1,823,000 for the three months ended June 30, 2002. The increase in net income is attributable to the aforementioned increase in net sales and gross profit, which were partially offset by an increase in selling, general and administrative expenses and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $17,870,000 with a current ratio of 2.7 to 1 at June 30, 2003 as compared to working capital of $16,410,000 with a current ratio of 2.4 to 1 at March 31, 2003. Total borrowings outstanding, including Industrial Revenue Bonds of $3,790,000, were $30,065,000 with a debt to equity ratio of .64 to 1 at June 30, 2003 as compared to $32,715,000 with a debt to equity ratio of .76 to 1 at March 31, 2003. The decrease in total borrowings outstanding at June 30, 2003 was primarily attributable to net cash provided by operating activities of $1,459,000, proceeds from exercise of employee stock options of $666,000 and a $710,000 decrease in net cash.

The Company has financed its operations primarily through cash flow from operations and borrowings from its existing credit facilities. At June 30, 2003 the Company had a cash balance of $182,000 compared to $892,000 at March 31, 2003.

ITEM 2.

The Company's operating activities provided cash of $1,459,000 for the three months ended June 30, 2003 as compared to $2,899,000 provided for the three months ended June 30, 2002. Net cash provided for the three months ended June 30, 2003 consisted primarily of net income from operations, decreases in inventory, depreciation, amortization and increases in income taxes payable. These sources of cash more than offset the increase in accounts receivable associated with increased sales, increases in prepaid expenses associated with annual insurance premiums paid in the first quarter and decreases in accounts payable and accrued expenses, payroll and payroll taxes. The decreases in inventory and accounts payable was due to purchasing strategies during the quarter ended March 31, 2003 so as to procure lower costs on certain inventory items. The decreases in accrued expenses, payroll and payroll taxes was primarily due to payment of fiscal 2003 commissions and bonuses.

Investing activities used net cash of $185,000 and $9,657,000 for the three months ended June 30, 2003 and June 30, 2002, respectively. The principal uses for the three months ended June 30, 2003 was for the purchase of certain equipment to be used in the Company's manufacturing facilities.

Financing activities used cash of $1,984,000 for the three months ended June 30, 2003 compared to $6,327,000 provided for the three months ended June 30, 2002. Financing activities consisted of net principal payments under the Company's existing credit facility of $2,650,000. Other financing activities include cash proceeds from the exercise of stock options of $666,000.

At June 30, 2003, the Company had no material commitments for capital expenditures.

The Company believes that the anticipated future cash flow from operations, coupled with its cash on hand and available funds under its revolving credit agreements, will be sufficient to meet working capital requirements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the "alternate base rate" plus the applicable margin or at the Company's option the "LIBOR rate" plus the "applicable margin". The alternate base rate shall mean a rate per annum equal to the greater of (a) the Prime rate or (b) the Federal Funds effective rate in effect on such day plus 1/2 of 1%. "Applicable Margin" shall mean with respect to LIBOR loans a range of 225 basis points to 325 basis points, with respect to Alternate base rate loans, the applicable margin shall range from 0 basis points to 75 basis points. The rates for both LIBOR and Alternate base are loans are established quarterly based upon agreed upon financial ratios. At June 30, 2003, $26,275,000 was outstanding under the credit facility. Changes in the prime rate, LIBOR rates or bankers' acceptance rates during fiscal 2004 will have a positive or negative effect on the Company's interest expense. Each 1% fluctuation in the interest rate will

ITEM 3.

increase or decrease interest expense for the Company by approximately $263,000 on an annualized basis.

In addition, the Company is exposed to interest rate change market risk with respect to the proceeds received from the issuance and sale by the Buncombe County Industrial and Pollution Control Financing Authority Industrial Development Revenue Bonds. At June 30, 2003, $3,790,000 was outstanding for these Bonds. The Bonds bear interest at a variable rate determined weekly. During the quarter ended June 30, 2003, the interest rate on the Bonds approximated 1.2%. Each 1% fluctuation in interest rates will increase or decrease interest expense on the Bonds by approximately $38,000 on an annualized basis.

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

ITEM 4.

PROCEDURES AND CONTROLS

Within the 90 days prior to the date of this report, Medical Action Industries Inc. carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

                   None

Item 3.            Defaults upon Senior Securities

                   None

Item 4             Submission of Matters to a Vote of Security Holders

                   None

Item 5.            Other Information

                   None

Item 6.            (a)      Exhibits

                            99.1 - Certification pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                            99.2 - Certification pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

                   (b)      Reports on Form 8-K

                               (i) Current Report on Form 8-K dated June 3, 2003 regarding Item 5 - Other Events and Required FD Disclosure, Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits and Item 12 - Results of Operations and Financial Condition

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.