Form 10-Q/A
period 2003-06-30
MEDICAL ACTION INDUSTRIES INC
filed 2003-08-11
CIK 748270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - Q/A

                               AMENDMENT TO REPORT
                    Filed pursuant to Section 13 or 15 (d) of
                       THE SECURITIES EXCHANGE ACT OF 1934

                         MEDICAL ACTION INDUSTRIES INC.
               -------------------------------------------------
               (Exact name of registrant as specified in charter)

                                 AMENDMENT NO. 1

     The undersigned Registrant hereby amends the following exhibit of its June 30, 2003 Quarterly Report on Form 10-Q as set forth in the pages attached hereto:

     Part II - Other Information

     Item 6
     ------

     (a)  Exhibits

          99.2 Certification Pursuant to 18 U.S.C. ss.1350, as Adopted Pursuant to Section 302(a)

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                              MEDICAL ACTION INDUSTRIES INC.
                                              ------------------------------
                                                       (Registrant)


Date: August 11, 2003                     By: /s/ Richard G. Satin
      ---------------                         ------------------------------
                                              Richard G. Satin
                                              (Principal Accounting Officer)