Form 10-Q
period 2003-09-30
MEDICAL ACTION INDUSTRIES INC
filed 2003-11-13
CIK 748270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003


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


                          Yes [X]                 No
                              ---                    ---

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).


                          Yes [X]                 No
                              ---                    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,965,532 shares of common stock as of November 13, 2003.

                                    FORM 10-Q
                                    ---------

                                    CONTENTS
                                    --------

PART I -      FINANCIAL INFORMATION                                                         PAGE NO.
              ---------------------                                                         --------
ITEM 1.       Condensed Financial Statements

              Balance Sheets at September 30, 2003 (Unaudited) and March 31, 2003               3-4

              Statements of Earnings for the Three Months ended September 30, 2003
              and 2002 (Unaudited)                                                                5

              Statements of Earnings for the Six Months ended September 30, 2003 and              6
              2002 (Unaudited)

              Statements of Cash Flows for the Six Months ended September 30, 2003                7
              and 2002 (Unaudited)

              Notes to Financial Statements (Unaudited)                                        8-11

ITEM 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                           12-16


ITEM 3.       Quantitative and Qualitative Disclosures about Market Risk                         17

ITEM 4.       Procedures and Controls                                                            17

PART II -     OTHER INFORMATION
              -----------------

ITEM 1.
-------

                         MEDICAL ACTION INDUSTRIES INC.
                         ------------------------------
                                 BALANCE SHEETS
                                 --------------
                             (DOLLARS IN THOUSANDS)

                                     ASSETS
                                     ------

                                                                      SEPTEMBER 30,          MARCH 31,
                                                                              2003               2003
                                                                      ------------           --------
                                                                                  (UNAUDITED)
CURRENT ASSETS:

Cash                                                                       $   569            $   892
Accounts receivable, less allowance for doubtful accounts
of $274 at September 30, 2003 and $276 at March 31, 2003                    10,605             10,145

Inventories, net                                                            15,080             16,079
Prepaid expenses                                                               657                477
Deferred income taxes                                                          391                391
Prepaid income taxes                                                             -                317
Other current assets                                                           108                 27
                                                                           -------            -------

TOTAL CURRENT ASSETS:                                                       27,410             28,328

Property, plant and equipment, net                                          14,429             15,093
Due from officers                                                              382                382
Goodwill                                                                    37,085             37,085
Trademarks                                                                     666                666
Other intangible assets, net                                                 2,352              2,497
Other assets                                                                   584                693
                                                                           -------            -------

TOTAL ASSETS:                                                              $82,908            $84,744
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

ITEM 1.
-------

                         MEDICAL ACTION INDUSTRIES INC.
                         ------------------------------
                                 BALANCE SHEETS
                                 --------------
                             (DOLLARS IN THOUSANDS)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                                          SEPTEMBER 30,          MARCH 31,
                                                                                  2003               2003
                                                                          ------------           --------
                                                                                        (UNAUDITED)
CURRENT LIABILITIES:

Accounts payable                                                               $ 3,643            $ 4,451
Accrued expenses, payroll and payroll taxes                                      2,640              2,107
Accrued income taxes                                                                91                  -
Current portion of long-term debt                                                5,360              5,360
                                                                               -------            -------

TOTAL CURRENT LIABILITIES:                                                      11,734             11,918

Deferred income taxes                                                            2,436              2,436

Long-term debt, less current portion                                            19,530             27,355
                                                                               -------            -------

TOTAL LIABILITIES:                                                              33,700             41,709

COMMITMENTS

SHAREHOLDERS' EQUITY:

Common stock 15,000,000 shares authorized, $.001 par value;
issued and outstanding 9,965,532 shares at September 30, 2003
and 9,704,892 shares at March 31, 2003                                              10                 10
Additional paid-in capital, net                                                 13,690             12,077
Retained earnings                                                               35,508             30,948
                                                                               -------            -------

TOTAL SHAREHOLDERS' EQUITY:                                                     49,208             43,035
                                                                               -------            -------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY:                                      $82,908            $84,744
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
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           2003          2002
                                                          -------       -------
Net sales                                                 $32,356       $23,576

Cost of sales                                              23,875        16,468
                                                          -------       -------

Gross profit                                                8,481         7,108

Selling, general and administrative expenses                4,396         4,126
Interest expense                                              252           120
Interest income                                               (17)          (18)
                                                          -------       -------

Income before income taxes                                  3,850         2,880
Income tax expense                                          1,474         1,091
                                                          -------       -------
Net income                                                $ 2,376       $ 1,789
                                                          =======       =======
Net income per share basic                                $   .24       $   .19
                                                          =======       =======
Net income per share diluted                              $   .23       $   .18
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
                                   (UNAUDITED)

                                                             SIX MONTHS ENDED
                                                               SEPTEMBER 30,
                                                           2003          2002
                                                         --------      --------
Net sales                                                $ 62,977      $ 46,130

Cost of sales                                              46,351        31,877
                                                         --------      --------

Gross profit                                               16,626        14,253

Selling, general and administrative expenses                8,765         8,293
Interest expense                                              574           170
Interest income                                               (35)          (36)
                                                         --------      --------

Income before income taxes                                  7,322         5,826
Income tax expense                                          2,762         2,214
                                                         --------      --------

Net income                                               $  4,560      $  3,612
                                                         ========      ========
Net income per share basic                               $    .46      $    .38
                                                         ========      ========
Net income per share diluted                             $    .45      $    .35
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

ITEM 1.
-------

                         MEDICAL ACTION INDUSTRIES INC.
                         ------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                      SIX MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                      2003        2002
                                                                    --------    --------
OPERATING ACTIVITIES
 Net income                                                         $  4,560    $  3,612
 Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization                                         1,130         590
 Provision for doubtful accounts                                          30          21
 Loss on sale of property and equipment                                   (9)         (1)
 Tax benefit from exercise of options                                    910           -
 Changes in operating assets and liabilities:
   Accounts receivable                                                  (490)     (1,457)
   Inventories                                                           999         120
   Prepaid expense and other current assets                             (261)       (266)
   Other assets                                                           (4)        (44)
   Accounts payable                                                     (808)        224
   Income taxes payable                                                  408         548
   Accrued expenses, payroll and payroll taxes                           533         320
                                                                    --------    --------

 NET CASH PROVIDED BY OPERATING ACTIVITIES                             6,998       3,667
                                                                    --------    --------
INVESTING ACTIVITIES
Purchase price and related acquisition costs                               -      (9,527)
Purchase of property, plant and equipment                               (274)       (557)
Proceeds from sale of property and equipment                              75           6
                                                                    --------    --------

NET CASH USED IN INVESTING ACTIVITIES                                   (199)    (10,078)
                                                                    --------    --------
FINANCING ACTIVITIES
Proceeds from revolving line of credit and long term borrowings       11,675      10,865
Principal payments on revolving line of credit and long term debt    (19,500)     (4,680)
Repurchases of company common stock                                        -        (334)
Proceeds from exercise of employee stock options                         703         487
                                                                    --------    --------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                   (7,122)      6,338
                                                                    --------    --------

Decrease in cash                                                        (323)        (73)
Cash at beginning of year                                                892         785
                                                                    --------    --------
Cash at end of period                                               $    569    $    712
                                                                    ========    ========


   The accompanying notes are an integral part of these financial statements

ITEM 1.
-------

                         MEDICAL ACTION INDUSTRIES INC.
                         ------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (UNAUDITED)

NOTE 1.            SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-Q for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six (6) month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for the year ended March 31, 2003.

STOCK COMPENSATION

In accordance with the provisions of SFAS No. 123, the Company has elected to apply APB 25 and related interpretations in accounting for its employee and director stock-based awards because the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing such employee and director stock-based awards. All employee and director stock-based awards were granted with an exercise price equal to the fair market value of the Company's common stock on their date of grant.

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

ITEM 1.
-------

NOTE 1. (continued)

                                                               Three Months Ended            Six Months Ended
                                                                  September 30,                September 30,
                                                             2003            2002          2003          2002
                                                             ----            ----          ----          ----
                                                                       (dollars in thousands except
                                                                              per share data)
Net income - as reported                                    $2,376          $1,789        $4,560        $3,612
Deduct: Total stock-based employee
  compensation expense determined under fair
  value based method from all awards, net of
  related tax effects                                          350             322           565           468
                                                            ------          ------        ------        ------
Net income - pro forma                                      $2,026          $1,467        $3,995        $3,144
Earnings per share - as reported:
  Basic                                                       $.24            $.19          $.46          $.38
  Diluted                                                      .23             .18           .45           .35
Earnings per share - pro forma
  Basic                                                       $.20            $.15          $.40          $.33
  Diluted                                                      .20             .14           .40           .31


NOTE 2.            INVENTORIES

Inventories, which are stated at the lower of cost (first-in, first-out) or market, consist of the following:

                                SEPTEMBER 30,                   MARCH 31,
                                        2003                        2003
                                ------------                    --------
                                          (in thousands of dollars)
Finished Goods                        $7,075                      $8,642
Work in Process                          100                        -
Raw Materials                          7,905                       7,437
                                    --------                    --------
Total                               $ 15,080                    $ 16,079
                                    ========                    ========


NOTE 3.            NET INCOME PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share is based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average prices during the periods. Excluded from the calculation of earnings per share are options and warrants to purchase 47,500 and 33,750 shares for the three (3) and six (6) months ended September 30, 2003 and 336,000 and 80,000 shares respectively for the three (3) and six (6) months ended

ITEM 1.
-------

NOTE 3. (continued)

September 30, 2002, as their inclusion would not have been dilutive. The following table sets forth the computation of basic and diluted earnings per share for the three (3) and six (6) months ended September 30, 2003 and for the three (3) and six (6) months ended September 30, 2002.

                                                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                 SEPTEMBER 30,                     SEPTEMBER 30,
                                                             2003            2002              2003             2002
                                                             ----            ----              ----             ----
                                                                      (dollars in thousands except
                                                                            per share data)
NUMERATOR:
----------

Net income for basic and
 dilutive earnings per share                                 $2,376           $1,789            $4,560          $3,612
                                                             ======           ======            ======          ======
DENOMINATOR:
------------

Denominator for basic earnings
 per share - weighted average shares                      9,960,083        9,526,233         9,916,873       9,510,057
                                                          ---------        ---------         ---------       ---------
Effect of dilutive securities:

Employee and director stock options                         221,808          651,622           242,317         666,841
Warrants                                                      8,916           10,399             7,829          10,540
                                                              -----           ------             -----          ------
Dilutive potential common shares                            230,724          662,021           250,146         677,381
                                                            -------          -------           -------         -------
Denominator for diluted earnings per
 share - adjusted weighted average
 shares                                                  10,190,807       10,188,254        10,167,019      10,187,438
                                                         ==========       ==========        ==========      ==========

Basic earnings per share                                       $.24             $.19              $.46            $.38
                                                               ====             ====              ====            ====

Diluted earnings per share                                     $.23             $.18              $.45            $.35
                                                               ====             ====              ====            ====


NOTE 4.            STOCKHOLDERS' EQUITY

For the three (3) and six (6) months ended September 30, 2003, 6,350 and 280,850 stock options were exercised by employees and directors of the Company in accordance with the Company's 1989 Non-Qualified Stock Option Plan, the 1994 Stock Incentive Plan, and the Company's 1996 Non-Employee Director Stock Option Plan, respectively. The exercise price of the options exercised ranged from $4.00 per share to $12.75 per share for the three (3) months ended September 30, 2003 and $3.00 per share to $12.75 per share for the six (6) months ended September 30, 2003.

ITEM 1.
-------

NOTE 4. (continued)

The net cash proceeds from these exercises were $37,000 and $703,000 for the three (3) and six (6) months ended September 30, 2003, respectively. During the three (3) and six (6) months ended September 30, 2003, 2,500 warrants granted in July 2000 were exercised through the cashless exercise provision in the agreement, pursuant to which, 1,890 shares of the Company's common stock were issued.

For the three (3) and six (6) months ended September 30, 2002, 122,000 and 153,250 stock options were exercised by employees of the Company in accordance with the Company's 1989 Non-Qualified Stock Option Plan and the 1994 Stock Incentive Plan, respectively. The exercise price of the options exercised ranged from $3.00 per share to $3.31 per share for the three (3) months ended September 30, 2002 and $2.09 per share to $4.00 per share for the six (6) months ended September 30, 2002. The net cash proceeds from these exercises were $391,000 for the three (3) months ended September 30, 2002 and $487,000 for the six months ended September 30, 2002.

NOTE 5.            IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS
133. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not expect the provisions of SFAS 149 to have a material impact on our financial position or results of operations.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the provisions of SFAS 150 to have a material impact on our financial position or results of operations.

NOTE 6.            OTHER MATTERS

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

ITEM 2.
-------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

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

RESULTS OF OPERATIONS
---------------------

SIX MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30,
------------------------------------------------------------------------------
2002
----

Net sales for the six months ended September 30, 2003 increased $16,847,000 or 37% to $62,977,000 from $46,130,000 for the six months ended September 30, 2002. The increase in net sales was primarily attributable to a $13,456,000 or 294% increase in net sales of the collection systems for the containment of medical waste, a $3,174,000 or 26% increase in net sales of minor procedure kits and trays, and a $784,000 or 8% increase in net sales of operating

ITEM 2.
-------


room towels. These increases were partially offset by a $1,123,000 or 13% decrease in net sales of laparotomy sponges. The increase in net sales was primarily attributed to approximately $13,272,000 due to net sales of products from the Company's acquisitions, $1,512,000 due to net sales of new products, an increase of $4,821,000 due to an increased sales volume of existing products and a decrease of $2,942,000 due to lower average selling prices and change in sales mix on existing products.

Management believes that the increase in net sales of collection systems for the containment of medical waste product line was primarily due to increased net sales of approximately $1,755,000 of those products acquired from MD Industries on June 21, 2002, net sales of $11,517,000 of those products acquired from the BioSafety Division of Maxxim Medical, Inc. on October 25, 2002 and greater domestic market penetration. Net sales of minor procedure kits and trays and patient aids increased primarily due to greater domestic market penetration. Unit sales of laparotomy sponges decreased by 9% and average selling prices decreased 4%. Unit sales of operating room towels increased 25% and average selling prices decreased 14%. Management believes that the decrease in unit sales of laparotomy sponges was primarily due to increased competition in the domestic market. Management believes the decrease in average selling prices of laparotomy sponges and operating room towels was primarily due to increased competition in the domestic market.

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

As a result of its recent acquisitions, collection systems for the containment of medical waste is the Company's largest product line. The primary raw material utilized in the manufacture of this product line is plastic resin. During fiscal 2003, world events caused the cost of plastic resin to be extremely volatile. The Company has instituted a price increase which has been accepted by the majority of its customers.

Gross profit for the six months ended September 30, 2003 increased 17% to $16,626,000 from $14,253,000 for the six months ended September 30, 2002. Gross profit as a percentage of net sales for the six months ended September 30, 2003 decreased to 26% from 31% for the six months ended September 30, 2002. The increase in gross profit dollars was primarily attributable to the increase in net sales. The decrease in gross margin percentage was due primarily to lower average selling prices and a change in sales mix.

Selling, general and administrative expenses for the six months ended September 30, 2003 increased 6% to $8,765,000 from $8,293,000 for the six months ended September 30, 2002. As a percentage of net sales, selling, general and administrative expenses decreased to 14% for the six months ended September 30, 2003 from 18% for the six months ended September 30, 2002. Selling, general and administrative expenses increased primarily due to increased distribution

ITEM 2.
-------

expenses due to higher sales volume, amortization of intangibles and increased salaries due to the additional staff required as a result of the Company's significant growth. The decrease in selling, general and administrative expenses as a percentage of sales was primarily attributable to increased administration efficiencies.

Interest expense for the six months ended September 30, 2003 increased 238% to $574,000 from $170,000 for the six months ended September 30, 2002. The increase in interest expense was attributable to an increase in the average principal loan balances during the six months ended September 30, 2003, as compared to the six months ended September 30, 2002. The increase in principal loan balances outstanding was primarily attributable to the MD Industries acquisition on June 21, 2002 and the BioSafety Division of Maxxim Medical, Inc. acquisition on October 25, 2002.

Net income for the six months ended September 30, 2003 increased to $4,560,000 from $3,612,000 for the six months ended September 30, 2002. The increase in net income is attributable to the aforementioned increase in net sales and gross profit, which were partially offset by an increase in selling, general and administrative expenses and interest expense.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER
------------------------------------------------------------------------------
30, 2002
--------

Net sales for the three months ended September 30, 2003 increased $8,780,000 or 37% to $32,356,000 from $23,576,000 for the three months ended September 30, 2002. The increase in net sales was primarily attributed to a $5,964,000 or 177% increase in net sales of collection systems for the containment of medical waste, a $2,120,000 or 36% increase in net sales of minor procedure kits and trays, and a $726,000 or 15% increase in net sales of operating room towels. These increases were partially offset by a $254,000 or 6% decrease in net sales of laparotomy sponges. The increase in net sales was primarily attributed to approximately $5,948,000 due to net sales of products from the Company's acquisitions, $642,000 due to net sales of new products, an increase of $3,594,000 due to increased sales volume of existing products and a decrease of $1,405,000 due to lower average selling prices and change in sales mix on existing products.

Management believes that the increase in net sales of collection systems for the containment of medical waste product line was primarily due to increased net sales of approximately $5,948,000 of those products acquired from the BioSafety Division of Maxxim Medical, Inc. on October 25, 2002 and greater domestic market penetration. Net sales of minor procedure kits and trays and patient aids increased primarily due to greater domestic market penetration. Unit sales of laparotomy sponges decreased by 3% and average selling prices decreased 3%. Unit sales of operating room towels increased 32% and average selling prices decreased 13%. Management believes that the decrease in unit sales of laparotomy sponges was primarily due to increased competition in the domestic market. Management believes that the decrease in average selling prices of laparotomy sponges and operating room towels was primarily due to increased competition in the domestic market and to a change in sales mix, which it believes will continue throughout fiscal 2004.

ITEM 2.
-------

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

As a result of its recent acquisitions, collection systems for the containment of medical waste is the Company's largest product line. The primary raw material utilized in the manufacture of this product line is plastic resin. During fiscal 2003, world events caused the cost of plastic resin to be extremely volatile. The Company has instituted a price increase which has been accepted by the majority of its customers.

Gross profit for the three months ended September 30, 2003 increased 19% to $8,481,000 from $7,108,000 for the three months ended September 30, 2002. Gross profit as a percentage of net sales for the three months ended September 30, 2003 decreased to 26% from 30% for the three months ended September 30, 2002. The increase in gross profit dollars was primarily attributable to the increase in net sales. The decrease in gross margin percentage was due primarily to lower average selling prices and a change in sales mix.

Selling, general and administrative expenses for the three months ended September 30, 2003 increased 7% to $4,396,000 from $4,126,000 for the three months ended September 30, 2002. As a percentage of net sales, selling, general and administrative expenses decreased to 14% for the three months ended September 30, 2003 from 18% for the three months ended September 30, 2002. Selling, general and administrative expenses increased primarily due to increased distribution expenses due to higher sales volume, amortization of intangibles and increased salaries due to the additional staff required as a result of the Company's significant growth. The decrease in selling, general and administrative expenses as a percentage of sales was primarily attributable to increased administration efficiencies.

Interest expense for the three months ended September 30, 2003 increased 110% to $252,000 from $120,000 for the three months ended September 30, 2002. The increase in interest expense was attributable to an increase in the average principal loan balances during the three months ended September 30, 2003, as compared to the three months ended September 30, 2002. The increase in principal loan balances outstanding was primarily attributable to the BioSafety Division of Maxxim Medical, Inc. acquisition on October 25, 2002.

Net income for the three months ended September 30, 2003 increased to $2,376,000 from $1,789,000 for the three months ended September 30, 2002. The increase in net income is attributable to the aforementioned increase in net sales and gross profit, which were partially offset by an increase in selling, general and administrative expenses and interest expense.

ITEM 2.
-------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company had working capital of $15,676,000 with a current ratio of 2.3 to 1 at September 30, 2003 as compared to working capital of $16,410,000 with a current ratio of 2.4 to 1 at March 31, 2003. Total borrowings outstanding, including Industrial Revenue Bonds of $3,700,000, were $24,890,000 with a debt to equity ratio of .51 to 1 at September 30, 2003 as compared to $32,715,000 with a debt to equity ratio of .76 to 1 at March 31, 2003. The decrease in total borrowings outstanding at September 30, 2003 was primarily attributable to net cash provided by operating activities of $6,998,000, proceeds from exercise of employee stock options of $703,000 and a $323,000 decrease in net cash.

The Company has financed its operations primarily through cash flow from operations and borrowings from its existing credit facilities. At September 30, 2003 the Company had a cash balance of $569,000 compared to $892,000 at March 31, 2003.

The Company's operating activities provided cash of $6,998,000 for the six months ended September 30, 2003 as compared to $3,667,000 provided for the six months ended September 30, 2002. Net cash provided for the six months ended September 30, 2003 consisted primarily of net income from operations, decreases in inventory, depreciation, amortization, increases in income taxes payable and accrued expenses, payroll and payroll taxes. These sources of cash more than offset the increase in accounts receivable associated with increased sales, increases in prepaid expenses associated with annual insurance premiums paid in the first quarter and decreases in accounts payable. The decreases in inventory and accounts payable was due to purchasing strategies during the quarter ended March 31, 2003 so as to procure lower costs on certain inventory items.

Investing activities used net cash of $199,000 and $10,078,000 for the six months ended September 30, 2003 and September 30, 2002, respectively. The principal uses for the six months ended September 30, 2003 was for the purchase of certain equipment to be used in the Company's manufacturing facilities.

Financing activities used cash of $7,122,000 for the six months ended September 30, 2003 compared to $6,338,000 provided for the six months ended September 30, 2002. Financing activities consisted of net principal payments under the Company's existing credit facility is $7,825,000. Other financing activities include cash proceeds from the exercise of stock options of $703,000.

At September 30, 2003, the Company had no material commitments for capital expenditures.

The Company believes that the anticipated future cash flow from operations, coupled with its cash on hand and available funds under its revolving credit agreements, will be sufficient to meet working capital requirements.

ITEM 3.
-------

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the "alternate base rate" plus the applicable margin or at the Company's option the "LIBOR rate" plus the "applicable margin". The alternate base rate shall mean a rate per annum equal to the greater of (a) the Prime rate or (b) the Federal Funds effective rate in effect on such day plus 1/2 of 1%. "Applicable Margin" shall mean with respect to LIBOR loans a range of 225 basis points to 325 basis points, with respect to Alternate base rate loans, the applicable margin shall range from 0 basis points to 75 basis points. The rates for both LIBOR and Alternate base rate loans are established quarterly based upon agreed upon financial ratios. At September 30, 2003, $21,190,000 was outstanding under the credit facility. Changes in the prime rate, LIBOR rates or bankers' acceptance rates during fiscal 2004 will have a positive or negative effect on the Company's interest expense. Each 1% fluctuation in the interest rate will increase or decrease interest expense for the Company by approximately $212,000 on an annualized basis.

In addition, the Company is exposed to interest rate change market risk with respect to the proceeds received from the issuance and sale by the Buncombe County Industrial and Pollution Control Financing Authority Industrial Development Revenue Bonds. At September 30, 2003, $3,700,000 was outstanding for these Bonds. The Bonds bear interest at a variable rate determined weekly. During the six months ended September 30, 2003, the interest rate on the Bonds approximated 1.2%. Each 1% fluctuation in interest rates will increase or decrease interest expense on the Bonds by approximately $37,000 on an annualized basis.

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

ITEM 2.   Changes in Securities and Use of Proceeds

          None

ITEM 3.   Defaults upon Senior Securities

          None

ITEM 4    Submission of Matters to a Vote of Security Holders

          A. The Registrant held its Annual Meeting of Stockholders on August 14, 2003

          B. Two Directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2006. The names of the Directors and votes cast in favor of their election and votes withheld are as follows:

             Name                          Votes for           Votes Withheld
             ----                          ---------           --------------
             Dr. Thomas A. Nicosia         7,751,399           1,167,359
             Richard G. Satin              7,751,399           1,167,359

          C. The stockholders approved a proposal to approve amendments to the Company's 1994 Stock Incentive Plan ("Incentive Plan") to increase the number of shares issuable thereunder from 1,350,000 to 1,850,000, 5,475,124 shares voted in favor of the proposal, 651,626 shares voted against and 19,195 shares abstained from voting.

          D. The stockholders also approved a proposal to ratify the appointment of Grant Thornton LLP as independent certified public accountants of the Company for the fiscal year ended March 31, 2004; 8,882,896 shares voted in favor of the proposal, 22,567 shares voted against and 13,295 shares abstained from voting.

ITEM 5.   Other Information

          None

ITEM 6.   Exhibits and Reports on Form 8-K


          (a) Exhibits

              99.1 - Certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

              99.2 - Certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (b) Reports on Form 8-K




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  MEDICAL ACTION INDUSTRIES INC.


Dated: November 13, 2003                    By: /s/ Richard G. Satin
       -----------------                        --------------------
                                                Richard G. Satin
                                                Principal Financial Officer
                                                Vice President of Operations and
                                                General Counsel