Form 10-Q
period 2003-12-31
MEDICAL ACTION INDUSTRIES INC
filed 2004-02-09
CIK 748270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003


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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-b of the Exchange Act).

             Yes  X                                       No
                 ---                                         ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,081,457 shares of common stock as of February 9, 2004.

                                    FORM 10-Q

                                    CONTENTS



                                                                                  PAGE
PART I -   FINANCIAL INFORMATION                                                   NO.
                                                                                  ----


ITEM 1.    Condensed Financial Statements

           Balance Sheets at December 31, 2003 (Unaudited) and March 31, 2003      3-4

           Statements of Earnings for the Three Months ended December 31, 2003       5
           and 2002 (Unaudited)

           Statements of Earnings for the Nine Months ended December 31, 2003        6
           and 2002 (Unaudited)

           Statements of Cash Flows for the Nine Months ended December 31, 2003      7
           and 2002 (Unaudited)

           Notes to Financial Statements (Unaudited)                              8-11

ITEM 2.    Management's Discussion and Analysis of Financial Condition and       12-16
           Results of Operations

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk               17

ITEM 4.    Procedures and Controls                                                  17

PART II -  OTHER INFORMATION


ITEM 1.
                         MEDICAL ACTION INDUSTRIES INC.
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS


                                                                    DECEMBER 31,          MARCH 31,
                                                                            2003               2003
                                                                    ------------          ---------
                                                                     (UNAUDITED)

CURRENT ASSETS:

Cash                                                                      $2,244              $ 892
Accounts receivable, less allowance for doubtful accounts of
$307 at December 31, 2003 and $276 at March 31, 2003                      11,415             10,145

Inventories, net                                                          17,318             16,079
Prepaid expenses                                                             604                477
Deferred income taxes                                                        391                391
Prepaid income taxes                                                           -                317
Other current assets                                                         117                 27
                                                                          ------             ------

TOTAL CURRENT ASSETS:                                                     32,089             28,328

Property, plant and equipment, net                                        14,013             15,093
Due from officers                                                            382                382
Goodwill                                                                  37,085             37,085
Trademarks                                                                   666                666
Other intangible assets, net                                               2,281              2,497
Other assets                                                                 616                693
                                                                          ------             ------

TOTAL ASSETS:                                                            $87,132            $84,744
                                                                         =======            =======




   The accompanying notes are an integral part of these financial statements.

ITEM 1.

                                 MEDICAL ACTION INDUSTRIES INC.
                                         BALANCE SHEETS
                                     (DOLLARS IN THOUSANDS)

                             LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                    DECEMBER 31,          MARCH 31,
                                                                            2003               2003
                                                                    ------------          ---------
                                                                     (UNAUDITED)

CURRENT LIABILITIES:

Accounts payable                                                          $4,367            $ 4,451
Accrued expenses, payroll and payroll taxes                                2,973              2,107
Accrued income taxes                                                       1,222                  -
Current portion of long-term debt                                          5,360              5,360
                                                                          ------             ------

TOTAL CURRENT LIABILITIES:                                                13,922             11,918

Deferred income taxes                                                      2,436              2,436

Long-term debt, less current portion                                      18,980             27,355
                                                                          ------             ------

TOTAL LIABILITIES:                                                        35,338             41,709

COMMITMENTS

SHAREHOLDERS' EQUITY:

Common stock 15,000,000 shares authorized, $.001 par value;
issued and outstanding 9,984,807 shares at December 31, 2003
and 9,704,892 shares at March 31, 2003                                        10                 10
Additional paid-in capital, net                                           13,852             12,077
Retained earnings                                                         37,932             30,948
                                                                          ------             ------

TOTAL SHAREHOLDERS' EQUITY:                                               51,794             43,035
                                                                          ------             ------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY:                                $87,132            $84,744
                                                                         =======            =======





   The accompanying notes are an integral part of these financial statements.

ITEM 1.

                         MEDICAL ACTION INDUSTRIES INC.
                             STATEMENTS OF EARNINGS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                          THREE MONTHS ENDED
                                                             DECEMBER 31,

                                                      2003                 2002
                                                      ----                 ----

Net sales                                          $33,014              $28,989

Cost of sales                                       24,201               20,282
                                                   -------              -------
Gross profit                                         8,813                8,707

Selling, general and administrative expenses         4,716                4,910
Interest expense                                       208                  291
Interest income                                        (18)                 (17)
                                                     -----                -----

Income before income taxes                           3,907                3,523

Income tax expense                                   1,483                1,346
                                                     -----               ------

Net income                                          $2,424               $2,177
                                                    ======               ======

Net income per share basic                          $  .24               $  .23
                                                    ======               ======

Net income per share diluted                        $  .24               $  .21
                                                    ======               ======




   The accompanying notes are an integral part of these financial statements.

ITEM 1.

                         MEDICAL ACTION INDUSTRIES INC.
                             STATEMENTS OF EARNINGS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                          NINE MONTHS ENDED
                                                             DECEMBER 31,

                                                       2003                2002
                                                       ----                ----

Net sales                                           $95,991             $75,119

Cost of sales                                        70,552              52,159
                                                    -------             -------

Gross profit                                         25,439              22,960

Selling, general and administrative expenses         13,481              13,203
Interest expense                                        782                 461
Interest income                                         (53)                (53)
                                                       ----                ----

Income before income taxes                           11,229               9,349
Income tax expense                                    4,245               3,559
                                                      -----               -----

Net income                                           $6,984              $5,790
                                                     ======              ======

Net income per share basic                           $  .70              $  .61
                                                     ======              ======

Net income per share diluted                         $  .68              $  .57
                                                     ======              ======






   The accompanying notes are an integral part of these financial statements.

ITEM 1.
                                  MEDICAL ACTION INDUSTRIES INC.
                                     STATEMENTS OF CASH FLOWS
                                      (DOLLARS IN THOUSANDS)
                                           (UNAUDITED)


                                                                     NINE MONTHS ENDED
                                                                                   DECEMBER 31,
                                                                           2003              2002
                                                                           ----              ----

OPERATING ACTIVITIES
Net income                                                                $6,984            $5,790
Adjustments to reconcile net income to net cash provided by
operating activities:

Depreciation and amortization                                              1,683             1,122

Provision for doubtful accounts                                               63                31

Deferred compensation                                                          -                24

Loss (gain) on sale of property and equipment                                 63                (1)

Tax benefit from exercise of options                                         984                 -

Changes in operating assets and liabilities:
   Accounts receivable                                                    (1,333)           (4,576)
   Inventories                                                            (1,239)           (1,437)
   Prepaid expense and other current assets                                 (217)             (301)
   Other assets                                                              (98)             (721)
   Accounts payable                                                          (84)            3,467
   Income taxes payable                                                    1,539             1,135
   Accrued expenses, payroll and payroll taxes                               866               189
                                                                             ---               ---

 NET CASH PROVIDED BY OPERATING ACTIVITIES                                 9,211             4,698
                                                                          ------            ------

INVESTING ACTIVITIES
Purchase price and related acquisition costs                                   -           (29,122)

Purchase of property, plant and equipment                                   (373)             (644)

Proceeds from sale of property and equipment                                  98                 6
                                                                          ------            ------

NET CASH USED IN INVESTING ACTIVITIES                                       (275)          (29,760)
                                                                         -------          --------

FINANCING ACTIVITIES
Proceeds from revolving line of credit and long term borrowings           20,630            45,150
Principal payments on revolving line of credit and long term debt        (29,005)          (19,987)
Repurchases of company common stock                                            -              (334)
Proceeds from exercise of employee stock options                             791               537
                                                                         -------            ------

NET CASH (USED IN) PROVIDED BY FINANCING                                  (7,584)           25,366
ACTIVITIES                                                               -------            ------

Increase in cash                                                           1,352               304
Cash at beginning of year                                                    892               785
                                                                           -----             -----

Cash at end of period                                                     $2,244            $1,089
                                                                          ======            ======


    The accompanying notes are an integral part of these financial statements

ITEM 1.

                         MEDICAL ACTION INDUSTRIES INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-Q for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine (9) month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ended March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for the year ended March 31, 2003.

STOCK COMPENSATION

In accordance with the provisions of SFAS No. 123, the Company has elected to apply APB 25 and related interpretations in accounting for its employee and director stock-based awards. All employee and director stock-based awards were granted with an exercise price equal to the fair market value of the Company's common stock on their date of grant.

Therefore, under the provisions of APB 25, no compensation expense has been recognized with respect to such awards. If the Company had elected to recognize compensation expense based on the fair value of the employee and director stock-based awards granted at grant date as prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below:

ITEM 1.


                                                     Three Months Ended            Nine Months Ended
                                                         December 31,                 December 31,
                                                     2003            2002          2003          2002
                                                     ----            ----          ----          ----
                                                                (dollars in thousands except
                                                                        per share data)


Net income - as reported                           $2,424          $2,177        $6,984        $5,790
Deduct:  Total stock-based employee
  compensation expense determined under fair
  value based method from all awards, net of
  related tax effects                                 300             283           865           752
                                                     ----            ----          ----          ----
Net income - pro forma                             $2,124          $1,894        $6,119        $5,038

Earnings per share - as reported:
  Basic                                              $.24            $.23          $.70          $.61
  Diluted                                            $.24            $.21          $.68          $.57
Earnings per share - pro forma
  Basic                                              $.21            $.20          $.62          $.53
  Diluted                                            $.21            $.19          $.60          $.50



NOTE 2. INVENTORIES

Inventories, which are stated at the lower of cost (first-in, first-out) or market, consist of the following:

                                           DECEMBER 31,                MARCH 31,
                                                   2003                     2003
                                           ------------                ---------
                                                   (in thousands of dollars)
Finished Goods                                   $8,262                   $8,642
Work in Process                                     124                        -
Raw Materials                                     8,932                    7,437
                                                  -----                    -----

Total                                           $17,318                  $16,079
                                                =======                  =======

NOTE 3. NET INCOME PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share is based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average prices during the periods. Excluded from the calculation of earnings per share are options and warrants to purchase 20,000 shares for the three (3) and nine (9) months ended December 31, 2003 and 377,500 and 316,000 shares respectively for the three (3) and nine (9) months ended December

ITEM 1.

31, 2002, as their inclusion would not have been dilutive. The following table sets forth the computation of basic and diluted earnings per share for the three
(3) and nine (9) months ended December 31, 2003 and for the three (3) and nine
(9) months ended December 31, 2002.


                                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                                         DECEMBER 31,                       DECEMBER 31,
                                                    2003              2002              2003             2002
                                                    ----              ----              ----             ----
                                                                      (dollars in thousands except
                                                                              per share data)

NUMERATOR:

Net income for basic and
 dilutive earnings per share                      $2,424             $2,177            $6,984          $5,790
                                                  ======             ======            ======          ======

DENOMINATOR:

Denominator for basic earnings
 per share - weighted average shares           9,973,254          9,637,842         9,935,666       9,552,652
                                               ---------          ---------         ---------       ---------

Effect of dilutive securities:

Employee and director stock options              278,494            536,869           254,376         623,517
Warrants                                           9,465              9,937             8,375          10,339
                                                 -------             ------            ------          ------

Dilutive potential common shares                 287,959            546,806           262,751         633,856
                                                 -------            -------           -------         -------

Denominator for diluted earnings per
 share - adjusted weighted average
 shares                                       10,261,213         10,184,648        10,198,417      10,186,508
                                              ==========         ==========        ==========      ==========

Basic earnings per share                            $.24               $.23              $.70            $.61
                                                    ====               ====              ====            ====

Diluted earnings per share                          $.24               $.21              $.68            $.57
                                                    ====               ====              ====            ====


NOTE 4. SHAREHOLDERS' EQUITY

For the three (3) and nine (9) months ended December 31, 2003, 19,275 and 300,125 stock options were exercised by employees and directors of the Company in accordance with the Company's 1989 Non-Qualified Stock Option Plan and the 1994 Stock Incentive Plan, respectively. The exercise price of the options exercised ranged from $3.00 per share to $12.75 per share for the three (3) months ended December 31, 2003 and $2.88 per share to $12.75 per share for the nine (9) months ended December 31, 2003.

ITEM 1.

The net cash proceeds from these exercises were $89,000 and $791,000 for the three (3) and nine (9) months ended December 31, 2003, respectively. During the nine (9) months ended December 31, 2003, 2,500 warrants granted in July 2000 were exercised through the cashless exercise provision in the agreement, pursuant to which, 1,890 shares of the Company's common stock were issued.

For the three (3) and nine (9) months ended December 31, 2002, 17,750 and 171,000 stock options were exercised by employees of the Company in accordance with the Company's 1989 Non-Qualified Stock Option Plan and the 1994 Stock Incentive Plan, respectively. The exercise price of the options exercised ranged from $3.25 per share to $4.00 per share for the three (3) months ended December 31, 2002 and $2.09 per share to $4.00 per share for the nine (9) months ended December 31, 2002. The net cash proceeds from these exercises were $50,000 for the three (3) months ended December 31, 2002 and $537,000 for the nine (9) months ended December 31, 2002.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2002

Net sales for the nine months ended December 31, 2003 increased $20,872,000 or 28% to $95,991,000 from $75,119,000 for the nine months ended December 31, 2002. The increase in net sales was primarily attributable to a $14,920,000, or 116% increase in net sales of the collection systems for the containment of medical waste, a $5,280,000, or 29% increase in net sales of minor procedure kits and trays, and a $902,000, or 6% increase in net sales of operating

ITEM 2.

room towels, and a $780,000 or 53% increase in net sales of patient aids. These increases were partially offset by a $1,600,000, or 13% decrease in net sales of laparotomy sponges. The increase in net sales was primarily attributed to approximately $14,740,000 due to net sales of products from the Company's acquisitions, $2,099,000 due to net sales of new products, an increase of $8,536,000 due to an increased sales volume of existing products and a decrease of $4,503,000 due to lower average selling prices and change in sales mix on existing products.

Management believes that the increase in net sales of collection systems for the containment of medical waste product line was primarily due to increased net sales of approximately $1,755,000 of those products acquired from MD Industries on June 21, 2002, net sales of $12,985,000 of those products acquired from the BioSafety Division of Maxxim Medical, Inc. on October 25, 2002 and greater domestic market penetration. Net sales of minor procedure kits and trays, patient aids and new products increased primarily due to greater domestic market penetration. Unit sales of laparotomy sponges decreased by 9% and average selling prices decreased 4%. Unit sales of operating room towels increased 22% due to greater domestic market penetration and average selling prices decreased 13%. Management believes that the decrease in unit sales of laparotomy sponges was primarily due to increased competition in the domestic market. Management believes the decrease in average selling prices of laparotomy sponges and operating room towels was primarily due to increased competition in the domestic market, which it believes will continue throughout fiscal 2004.

The Company has entered into agreements with nearly every major group purchasing organization. These agreements, which expire at various times over the next several years, can be terminated typically on ninety (90) day advance notice and do not contain minimum purchase requirements. The Company, to date, has been able to achieve significant compliance to their respective member hospitals. The termination or non-renewal of any of these agreements may result in the significant loss of business. In some cases, as these agreements are renewed, the average selling prices could be materially lower.

As a result of its recent acquisitions, collection systems for the containment of medical waste is a very significant product line. The primary raw material utilized in the manufacture of this product line is plastic resin. During fiscal 2003, and continuing in fiscal 2004, world events have caused the cost of plastic resin to increase. Consequently, the Company has instituted a price increase which has been accepted by the majority of its customers. The Company's gross margin and gross margin as a percent of sales may be negatively impacted if this trend continues.

Gross profit for the nine months ended December 31, 2003 increased 11% to $25,439,000 from $22,960,000 for the nine months ended December 31, 2002. Gross profit as a percentage of net sales for the nine months ended December 31, 2003 decreased to 27% from 31% for the nine months ended December 31, 2002. The increase in gross profit dollars was primarily attributable to the increase in net sales. The decrease in gross margin percentage was due primarily to lower average selling prices and a change in sales mix.

Selling, general and administrative expenses for the nine months ended December 31, 2003 increased 2% to $13,481,000 from $13,203,000 for the nine months ended December 31, 2002. As a percentage of net sales, selling, general and administrative expenses decreased to 14% for the nine

ITEM 2.

months ended December 31, 2003 from 18% for the nine months ended December 31, 2002. Selling, general and administrative expenses increased primarily due to increased distribution expenses due to higher sales volume, amortization of intangibles and increased salaries due to the additional staff required as a result of the Company's significant growth. The decrease in selling, general and administrative expenses as a percentage of sales was primarily attributable to increased administration efficiencies.

Interest expense for the nine months ended December 31, 2003 increased 70% to $782,000 from $461,000 for the nine months ended December 31, 2002. The increase in interest expense was attributable to an increase in the average principal loan balances during the nine months ended December 31, 2003, as compared to the nine months ended December 31, 2002. The increase in principal loan balances outstanding was primarily attributable to the MD Industries acquisition on June 21, 2002 and the BioSafety Division of Maxxim Medical, Inc. acquisition on October 25, 2002.

Net income for the nine months ended December 31, 2003 increased to $6,984,000 from $5,790,000 for the nine months ended December 31, 2002. The increase in net income is attributable to the aforementioned increase in net sales and gross profit, which were partially offset by an increase in selling, general and administrative expenses and interest expense.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2002

Net sales for the three months ended December 31, 2003 increased $4,025,000 or 14% to $33,014,000 from $28,989,000 for the three months ended December 31, 2002. The increase in net sales was primarily attributed to a $2,107,000, or 33% increase in net sales of minor procedure kits and trays, a $1,465,000, or 18% increase in net sales of collection systems for the containment of medical waste, a $247,000, or 54% increase in net sales of patient aids, and a $119,000, or 2% increase in net sales of operating room towels. These increases were partially offset by a $472,000, or 12% decrease in net sales of laparotomy sponges. The increase in net sales was primarily attributed to approximately $1,468,000 of products from the Company's acquisitions, $587,000 of new products, an increase of $3,531,000 due to increased sales volume of existing products and a decrease of $1,561,000 due to lower average selling prices and change in sales mix on existing products.

Management believes that the increase in net sales of collection systems for the containment of medical waste product line was primarily due to increased net sales of approximately $1,468,000 of those products acquired from the BioSafety Division of Maxxim Medical, Inc. on October 25, 2002. Net sales of minor procedure kits and trays and patient aids increased primarily due to greater domestic market penetration. Unit sales of laparotomy sponges decreased by 8% and average selling prices decreased 4%. Unit sales of operating room towels increased 17% due to greater domestic market penetration and average selling prices decreased 12%. Management believes that the decrease in unit sales of laparotomy sponges was primarily due to increased competition in the domestic market. Management believes that the decrease in average selling prices of laparotomy sponges and operating room towels was

ITEM 2.

primarily due to increased competition in the domestic market which it believes will continue throughout fiscal 2004.

The Company has entered into agreements with nearly every major group purchasing organization. These agreements, which expire at various times over the next several years, can be terminated typically on ninety (90) day advance notice and do not contain minimum purchase requirements. The Company, to date, has been able to achieve significant compliance to their respective member hospitals. The termination or non-renewal of any of these agreements may result in the significant loss of business. In some cases, as these agreements are renewed, the average selling prices could be materially lower.

As a result of its recent acquisitions, collection systems for the containment of medical waste is a very significant product line. The primary raw material utilized in the manufacture of this product line is plastic resin. During fiscal 2003, and continuing in fiscal 2004, world events have caused the cost of plastic resin to increase. Consequently, the Company has instituted a price increase which has been accepted by the majority of its customers. The Company's gross margin and gross margin as a percent of sales may be negatively impacted if this trend continues.

Gross profit for the three months ended December 31, 2003 increased 1% to $8,813,000 from $8,707,000 for the three months ended December 31, 2002. Gross profit as a percentage of net sales for the three months ended December 31, 2003 decreased to 27% from 30% for the three months ended December 31, 2002. The increase in gross profit dollars was primarily attributable to the increase in net sales. The decrease in gross margin percentage was due primarily to lower average selling prices and a change in sales mix.

Selling, general and administrative expenses for the three months ended December 31, 2003 decreased 4% to $4,716,000 from $4,910,000 for the three months ended December 31, 2002. As a percentage of net sales, selling, general and administrative expenses decreased to 14% for the three months ended December 31, 2003 from 17% for the three months ended December 31, 2002. Selling, general and administrative expenses decreased primarily due to decreased selling expenses and increased administration efficiencies.

Interest expense for the three months ended December 31, 2003 decreased 29% to $208,000 from $291,000 for the three months ended December 31, 2002. The decrease in interest expense was attributable to a decrease in the average principal loan balances during the three months ended December 31, 2003, as compared to the three months ended December 31, 2002. The decrease in principal loan balances outstanding was primarily attributable to net cash provided by operating activities.

Net income for the three months ended December 31, 2003 increased to $2,424,000 from $2,177,000 for the three months ended December 31, 2002. The increase in net income is attributable to the aforementioned increase in net sales and gross profit and the decrease in selling, general and administrative expenses and interest expense.

ITEM 2.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $18,167,000 with a current ratio of 2.3 to 1 at December 31, 2003 as compared to working capital of $16,410,000 with a current ratio of 2.4 to 1 at March 31, 2003. Total borrowings outstanding, including Industrial Revenue Bonds of $3,610,000, were $24,340,000 with a debt to equity ratio of .47 to 1 at December 31, 2003 as compared to $32,715,000 with a debt to equity ratio of .76 to 1 at March 31, 2003. The decrease in total borrowings outstanding at December 31, 2003 was primarily attributable to net cash provided by operating activities of $9,211,000, and proceeds from exercise of employee stock options of $791,000.

The Company has financed its operations primarily through cash flow from operations and borrowings from its existing credit facilities. At December 31, 2003 the Company had a cash balance of $2,244,000 compared to $892,000 at March 31, 2003.

The Company's operating activities provided cash of $9,211,000 for the nine months ended December 31, 2003 as compared to $4,698,000 provided for the nine months ended December 31, 2002. Net cash provided for the nine months ended December 31, 2003 consisted primarily of net income from operations, depreciation, amortization, tax benefit from exercise of options, increases in income taxes payable and accrued expenses, payroll and payroll taxes. These sources of cash more than offset the increase in accounts receivable associated with increased sales, and increases in inventories. Inventories increased due to purchasing strategies to achieve lower costs and assure adequate supply of our imported products in the fourth quarter.

Investing activities used net cash of $275,000 and $29,760,000 for the nine months ended December 31, 2003 and December 31, 2002, respectively. The principal uses for the nine months ended December 31, 2003 was for the purchase of certain equipment to be used in the Company's manufacturing facilities.

Financing activities used cash of $7,584,000 for the nine months ended December 31, 2003 compared to $25,366,000 provided for the nine months ended December 31, 2002. Financing activities consisted of net principal payments under the Company's existing credit facility is $8,375,000. Other financing activities include cash proceeds from the exercise of stock options of $791,000.

At December 31, 2003, the Company had no material commitments for capital expenditures.

The Company believes that the anticipated future cash flow from operations, coupled with its cash on hand and available funds under its revolving credit agreements, will be sufficient to meet working capital requirements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the "alternate base rate" plus the applicable margin or at the Company's option the "LIBOR rate" plus the "applicable margin". The alternate base rate shall mean a rate per annum equal to the greater of (a) the Prime rate or (b) the Federal Funds effective rate in effect on such day plus 1/2 of 1%. "Applicable Margin" shall mean with respect to LIBOR loans a range of 225 basis points to 325 basis points, with respect to Alternate base rate loans, the applicable margin shall range from 0 basis points to 75 basis points. The rates for both LIBOR and Alternate base rate loans are established quarterly based upon agreed upon financial ratios. At December 31, 2003, $20,730,000 was outstanding under the credit facility. Changes in the prime rate, LIBOR rates or bankers' acceptance rates during fiscal 2004 will have a positive or negative effect on the Company's interest expense. Each 1% fluctuation in the interest rate will increase or decrease interest expense for the Company by approximately $207,000 on an annualized basis.

In addition, the Company is exposed to interest rate change market risk with respect to the proceeds received from the issuance and sale by the Buncombe County Industrial and Pollution Control Financing Authority Industrial Development Revenue Bonds. At December 31, 2003, $3,610,000 was outstanding for these Bonds. The Bonds bear interest at a variable rate determined weekly. During the nine months ended December 31, 2003, the interest rate on the Bonds approximated 1.2%. Each 1% fluctuation in interest rates will increase or decrease interest expense on the Bonds by approximately $36,000 on an annualized basis.

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







                                                MEDICAL ACTION INDUSTRIES INC.


Dated:  February 9, 2004                    By: /s/ Richard G. Satin
        ------------------------                --------------------
                                                Richard G. Satin
                                                Principal Financial Officer
                                                Vice President of Operations and
                                                General Counsel