Form 10-K
period 2004-03-31
MEDICAL ACTION INDUSTRIES INC
filed 2004-06-14
CIK 748270

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in rule 12b-2 of the Act).   Yes  X   No
                                        ----    ----

The aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant as of June 8, 2004 was approximately $160,000,000. As of June 8, 2004, registrant had outstanding approximately 10,245,036 shares of Common Stock.

Parts of the following documents are incorporated by reference to Parts I, II, III and IV of this Form 10-K Report: (1) Proxy Statement for registrant's 2004 Annual Meeting of Stockholders and (2) registrant's Annual Report to Stockholders for the fiscal year ended March 31, 2004.


================================================================================

                                     PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Report includes "Forward-Looking Statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "Forward-Looking Statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to the Company as of such date. The Company assumes no obligation to update any Forward-Looking Statement for any reason, except as required by law. In some cases, Forward Looking Statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "intends" or "believes," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected to assumed in the Forward-Looking Statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled "Factors That May Affect Future Results and Financial Condition" under Part One of this Report. All subsequent Forward-Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

ITEM ONE - BUSINESS

COMPANY BACKGROUND

     Medical Action Industries Inc. ("Medical Action" or the "Company") was incorporated under the laws of the State of New York on April 1, 1977, and re-incorporated under the laws of the State of Delaware on November 5, 1987. Headquartered in Hauppauge, New York, Medical Action develops, manufactures, markets and supplies a variety of disposable medical products. The Company's products are marketed primarily to acute care facilities in domestic and certain international markets, and in recent years has expanded its end-user markets to include physician, dental and veterinary offices, out-patient surgery centers and long-term care facilities. Medical Action is a leading manufacturer and supplier of collection systems for the containment of medical waste, minor procedure kits and trays, sterile operating room towels and sterile laparotomy sponges. The Company's products are marketed by its direct sales personnel, extensive network of distributors and manufacturers' representatives. Medical Action has entered into preferred vendor agreements with national distributors, as well as sole source and/or committed contracts with group purchasing alliances. The Company also manufactures its products under private label programs to other distributors and medical suppliers. Medical Action's manufacturing, packaging and warehousing activities are conducted in its Arden, North Carolina and Clarksburg, West Virginia facilities.

BUSINESS STRATEGY

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


OPERATING ROOM DISPOSABLES AND STERILIZATION PRODUCTS

o  Absorbent Operating Room Towels        o   Sterilization Pouches
o  Surgical Marking Pens                  o   Sterilization Indicators
o  Magnetic Drapes                        o   Sterilization Integrators
o  Needle Counters                        o   Bowie Dick Test Packs
o  Light Shields                          o   Sterility Maintenance Covers
o  Convenience Kits                       o   Sealers and Cutters
o  Surgical Headwear and Shoe Covers      o   Instrument Protection
o  Isolation Gowns                        o   Patient Aids


DRESSINGS AND SURGICAL SPONGES

o  Burn Dressings                         o   Gauze Sponges
o  Disposable Laparotomy Sponges          o   Sponge Counting System
o  Specialty Sponges                      o   Conforming Bandage Rolls
o  SOF KRIMP(R)Bandage Rolls              o   SeproNet(R)
                                          O   TUBEGAUZ(R) ELASTIC NET

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

     EQUIPMENT DUST COVERS - are used for the protection of hospital equipment which is non-sterile. They provide a dust and dirt barrier for equipment that is stored between procedures.

MINOR PROCEDURE KITS AND TRAYS

     The Company offers kits and trays which are used for a wide variety of minor surgical and medical procedures. Kit components are determined by the procedural requirements and may be customized to accommodate individual hospital protocols and preferences. Procedural applications and typical components for the Company's larger kits segments are as follows:

     I.V. START KITS - One of the most common medical procedures is intravenous administration of fluids and medications usually done through an I.V. catheter or needle which is inserted into a peripheral vein. Since infection at the site of the catheter insertion can become systemic and potentially serious. I.V. start kits are used to insure speed and efficiency of catheter insertion while promoting sound clinical protocol. Typical components include a tourniquet, antiseptic ampule or swab, gauze, alcohol prep pads and a dressing. The Company's I.V. start kits are marketed under the ActaSept(TM) and Cepti-Seal(R) brands. For the fiscal year ended March 31, 2004, 2003 and 2002, I.V. Start Kits accounted for 11%, 9% and 4%, respectively, of the Company's total sales.

     CENTRAL LINE DRESSING TRAYS - Central line dressing trays are used to provide for cleansing and dressing placement at the site of a central venous catheter (CVC) which is typically placed in a vein in the patient's chest area and is used for the rapid infusion of fluids and medications. Since infection at the site of catheter insertion can become systemic and represents a potentially serious medical complication, central line dressing kits facilitate fast and efficient dressing changes while allowing the clinician to maintain sterile technique.

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

OPERATING ROOM DISPOSABLES AND STERILIZATION PRODUCTS

     ABSORBENT OPERATING ROOM TOWELS - The Company's line of cotton absorbent operating room towels are used during surgery for drying hands, rolled up for propping instruments, on back tables and mayo stands for absorbing fluids, around the incision site for absorbing blood and to allow the surgeon to clip tubing and instruments close to the surgical site during the surgical procedure. Operating room towels are sold in sterile packaging for single (disposable) use and as a non-sterile component to be used with other health care companies' products, primarily surgical pre-packaged procedure trays. For the fiscal years ended March 31, 2004, 2003, and 2002, operating room towels accounted for 17%, 20%, and 29%, respectively, of the Company's net sales.

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

     SURGICAL HEADWEAR AND SHOE COVERS - Worn by operating room and other critical care personnel these items prevent contamination of sterile and clean environments from dust and other gross contaminants as well as protection of healthcare worker apparel. Bouffant caps made of lightweight spunbond polypropylene and surgeon's caps made of kaycel are comfortable and absorbent. Shoe covers are made of durable polypropylene and are available with a skid resistant coating.

     ISOLATION GOWNS - The Company's line of disposable isolation gowns are used to prevent contamination of health care worker apparel during a variety of medical procedures. They are available in yellow fluid resistant spunbond cloth and impervious poly coated spunbond configurations.

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

     PATIENT SLIPPERS - Skid resistant patient slippers available in a full range of sizes from infant, toddler, youth, to adult (from small to XXL). Color coded by size. Used to prevent slipping and to provide warmth and comfort in both acute care and long-term care market settings.

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

     DISPOSABLE LAPAROTOMY SPONGES - Laparotomy sponges are designed primarily for use during surgical procedures in hospitals and health facilities. They are single use (disposable) and made of gauze and sold in varying sizes and utilized for a multitude of purposes. Laparotomy sponges cover exposed internal organs, isolating them from the part of the body being operated upon. They also absorb blood and act as buffer between medical instruments and the skin, thereby reducing trauma to the skin tissue caused by the medical instrument. Laparatomy sponges are sold in sterile packaging or as a non-sterile component to be used with other health care companies' products, primarily surgical pre-packaged procedure trays. The Company's laparotomy sponges contain an x-ray detectable element and loop handle in order to facilitate easy counting and identification in the operating room. For the fiscal years ended March 31, 2004, 2003, and 2002, laparotomy sponges accounted for 11%, 15%, and 23% respectively, of the Company's total sales.

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

PATENTS AND TRADEMARKS

     The Company actively pursues a policy of seeking patent protection, both in the United States and abroad, for its proprietary technology. There can be no assurance that the Company's patents will not be violated or that any issued patents will provide protection that has commercial significance. Litigation may be necessary to protect the Company's patent position. Such litigation may be costly and time-consuming, and there can be no assurance that the Company will be successful in such litigation. Since no single patent covers product lines that constitute 5% or more of any sales of the Company for fiscal 2004, the Company does not believe that any violation of any patents owned by the Company would have a material adverse effect on it or its business prospects.

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

GROUP PURCHASING AGREEMENTS

     Hospital chains and large buying groups have played, and are expected to continue to play, an increasingly significant role in the purchase of medical devices. In 2004, group purchasing organization ("GPO") purchasing accounted for approximately $28 billion of sales in the medical products industry. In recent years, these groups have sought to narrow their list of suppliers. By acting as a supplier to a GPO the Company can operate its sales force much more efficiently. As a result, the Company's sales force continues to call on facilities associated with these buying groups in order to improve compliance with these group purchasing agreements and improve market share. These agreements, which typically have no minimum purchase requirements, can be terminated on ninety (90) days advance notice. The termination or non-renewal of any of the agreements could have a material adverse effect on the Company's business.

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

     The Company's sales representatives typically attempt to establish and maintain direct contact with medical professionals that directly utilize the Company's products. As medical product purchases are typically made on a centralized basis by hospital purchasing departments, and increasingly by healthcare networks, sales representatives must also maintain relationships with purchasing department personnel. The Company has approximately 40 direct sales personnel and 1 manufacturers' representatives throughout the United States engaged in the sales and marketing of the Company's products.

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

     No individual customer or affiliated group of customer accounts accounted for more than 10% of the Company's net sales in any of the past three fiscal years. Nevertheless, sales to Owens & Minor, Inc., Allegiance Healthcare Corporation and McKesson General Medical, diversified distribution companies (the "Distributors") accounted for approximately 33%, 19%, and 10%, respectively, for the fiscal year ended March 31, 2004, 34%, 20%, and 11% of net sales, respectively, for the fiscal year ended March 31, 2003, and 33%, 28% and 10%, of net sales, respectively, for the fiscal year ended March 31, 2002. Although the Distributors may be deemed in a technical sense to be major purchasers of the Company's products, the Distributors typically serve as a distributor under a purchase order or supply agreement between the customer and the Company and does not purchase for its own account. The Company, therefore, does not believe it is appropriate to categorize the Distributors as actual customers.

     The Company believes it has established an efficient system for marketing its products throughout the United States, and intends to utilize these existing sales methods and channels to market new products as they are developed or acquired.

RESEARCH AND DEVELOPMENT

     The company is continually conducting research and developing new products utilizing a team approach that involves its engineering, manufacturing and marketing resources. Although the Company has developed a number of its own products, most of its research and development efforts have historically been directed towards product improvement and enhancements of previously developed or acquired products. Product development expenses were $425,000, $529,000, and $453,000 for the fiscal years ended March 31, 2004, 2003, and 2002, respectively.

EMPLOYEES

     As of June 1, 2004, the Company had 389 full-time employees with 313 in manufacturing and distribution, 49 in marketing and sales, and 27 in admini-stration. None of the Company's employees are represented by a labor union. In connection with the Company's acquisition in October 2002 of the BioSafety Division of Maxxim Medical, Inc., the employees in the Clarksburg, West Virginia facility were represented by the Chauffeurs, Teamsters and Helpers Local Union No. 175 (the "Union"). In December 2002, the employees of Clarksburg, West Virginia voted to decertify the Union of its representation. The Company believes that its employee relations are satisfactory.

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

     The Company presently purchases its principal cotton raw materials primarily from the Peoples Republic of China and to a lesser extent, India and is currently sourcing instruments from Pakistan, a portion of its thermoform plastics from Taiwan, packaging material from the United Kingdom and needle counters from the People's Republic of China. From time to time, the Company has purchased certain of its raw materials from a number of other countries including Mexico and the Dominican Republic. Some of the Company's products are purchased as components or in final form, which are shipped to the Company's manufacturing facility in Arden, North Carolina, where they are packaged. The Company's sterilization pouches and minor procedure kits and trays are predominantly manufactured and/or assembled in the Company's Arden, North Carolina manufacturing facility. The Company utilizes outside contract sterilization facilities for some of its products.

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

AVAILABLE INFORMATION

     The Company files annual, quarterly and current reports and other information with the SEC. These materials can be inspected and copied at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Copies of these materials may also be obtained by mail at prescribed rates from the SEC's Public Reference Room at the above address. Information about the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

     The following factors, among others, could cause actual results to differ materially from its content in forward-looking statements made in this report and presented elsewhere be management from time-to-time. Such factors, among others may have a material adverse affect on our business, financial condition, and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors. Consequently, you should not consider any such list be a complete statement of all our potential risks or uncertainties. Because of these and other factors, past performance should not be considered an indication of future performance.

THE COMPANY MAY BE UNABLE TO SUCCESSFULLY MANAGE GROWTH, PARTICULARLY IF ACCOMPLISHED THROUGH ACQUISITIONS.

     Successful implementation of the company's business strategy will require that the company effectively manage any associated growth. To manage growth effectively, the company's management will need to continue to implement changes in certain aspects of the Company's business, to enhance the Company's information systems and operations to respond to increased demand, to attract and retain qualified personnel and to develop, train and manage an increasing number of management-level and other employees. Growth could place an increasing strain on the Company's management, financial, marketing, distribution and other resources, and the Company could experience operating difficulties. Any failure to manage growth effectively could have a material adverse affect on the Company's results of operations and financial condition.

     To the extent that the Company grows through acquisition, it will face the additional challenges of integrating its current operations, culture, informational management systems and other characteristics with that of the acquired entity. The Company may incur significant expenses in connection with negotiating and consummating one or more transactions, and it may inherit certain liabilities in connection with the acquisition as a result of its failure to conduct adequate due diligence or otherwise. In addition, the Company may not realize competitive advantages, synergies or other benefits anticipated in connection with such acquisition. If the Company does not adequately identify targets for, or manage issues related to our future acquisitions, such acquisitions may have a negative adverse affect on the Company's business and financial results.

     In addition to the above risks, future acquisitions may result in the dilution of earnings and the amortization or write-off of goodwill and intangible assets, any of which could have a material adverse affect on our business, financial condition or results of operations.

WAR, TERRORISM OR PUBLIC HEALTH ISSUES COULD DISRUPT SUPPLY, DELIVERY OR DEMAND OF PRODUCTS WHICH COULD NEGATIVELY AFFECT THE COMPANY'S OBLIGATIONS AND PERFORMANCE.

     War, terrorism or public health issues, whether in the U.S. or abroad, have caused and could continue to cause damage or disruption to international commerce by creating economic and political uncertainties that may have a strong negative impact on the global economy, the Company, and the Company's suppliers or customers. Although it is impossible to predict the occurrences or consequences of any such events, such events could result in a decrease in demand for the Company's products, make it difficult or impossible to deliver products to its customers, or to receive components or raw materials from its suppliers and could create delays and inefficiencies in the Company's supply chain. The Company's operating results and financial statements could be in the future adversely affected by these events.

     Some of the Company's manufacturing vendors and component suppliers have significant operations in various locations throughout Asia, including locations in Mainland China, Taiwan, the Hong Kong Special Administrative Region and Singapore, all of which were subject to the World Health Organization and Center for Disease Control and Prevention severe acute respiratory syndrome (SARS) travel advisories during fiscal 2004. Should the severity of the SARs threat increase or other public health issues arise, the Company could be negatively impacted by the need for more stringent employee travel restrictions, additional limitations in the availability of freight services, governmental actions limiting the movement of products between various regions, and disruptions in the operations of the Company's manufacturing vendors and component suppliers.

     The loss or non-renewal of any of the Company's group purchasing agreements could hurt our business by reducing revenues and profitability. Hospital chains and large buying groups have played, and are expected to continue to play, an increasingly significant role in the purchase of medical devices. In 2003, group purchasing organization ("GPO") purchasing accounted for approximately $28 billion of sales in the medical products industry. In recent years, these groups have sought to narrow their list of suppliers. By acting as a supplier to a GPO the Company can operate its sales force much more efficiently. As a result, the Company's sales force continues to call on facilities associated with these buying groups in order to improve compliance with these group purchasing agreements and improve market share. These agreements, which typically have no minimum purchase requirements, can be terminated on ninety (90) days advance notice. The termination or non-renewal of any of the agreements could cause a reduction in our sales through the loss of sales to purchasers who determine not to purchase from the Company on their own, which could result in a material adverse affect on our business and results of operations.

FUTURE OPERATING RESULTS ARE DEPENDENT UPON THE COMPANY'S ABILITY TO OBTAIN A SUFFICIENT SUPPLY OF RAW MATERIALS, SOME OF WHICH ARE AVAILABLE ONLY FROM LIMITED SOURCES.

     Although most raw materials essential to the Company's business are generally available from multiple sources, certain key components (including resin, which is used in the manufacture of collection systems for the containment of medical waste) are currently obtained by the Company from limited sources. If a supplier of significant raw materials including component parts, finished goods or services were to terminate its relationship with the Company, or otherwise cease supplying raw materials, component parts, finished goods or services consistent with past practices, the Company's ability to meet its obligations to its customers may be disrupted. A disruption with respect to numerous products, or with respect to a few significant products, could have a material adverse affect on the Company's business and financial condition. Current general economic and political uncertainty has caused the cost of resin to be extremely volatile. The inability of the Company to institute future price increases as a result of its increased cost to obtain resin could also have an adverse impact on the Company's results of operations and financial condition.

THE COST OF DESIGNING, IMPLEMENTING AND STAFFING AN EFFECTIVE CORPORATE GOVERNANCE PROGRAM TO MEET CURRENT AND PROPOSED REGULATIONS COULD AFFECT THE COMPANY'S FUTURE OPERATING RESULTS.

     The corporate governance programs at the Company anticipated much of what is included in the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"). We had standards in place for dealing with issues of compliance training, board independence and made use of the lead director concept for committees of the Board of Directors, and an audit committee financial expert. However, as part of its continuing effort "to fill in the blanks" left by Congress, the SEC implemented rules under Section 404 of Sarbanes-Oxley requiring the Company to include in its annual report an internal control report which (i) confirms management's obligation to establish and maintain adequate internal controls and procedures for financial reporting and (ii) assess, as of year end, the effectiveness of our internal controls and procedures for financial reporting. In addition, Section 404 requires the Company's independent auditors to attest to, and report on, management's assessment. Due to its broad scope of purpose, the time and expense required to enable the Company to comply with Section 404 could be substantial and affect the Company's profitability. In addition there is no assurance that proposed rules such as enhanced shareholder access to the Company's proxy materials, the expensing of stock options, and rules requiring expanded disclosure Company's director nomination process and designation of an audit committee financial expert will not have an adverse effect on the Company's future operating results.

THE MARKET PRICE OF THE COMPANY'S COMMON STOCK HAS BEEN, AND MAY CONTINUE TO BE, VOLATILE.

     The market price of the Company's common stock has been, and may continue to be, highly volatile for various reasons, including the following:

o the Company's announcement of new products, or similar announcements by its competitors;

o    quarter-to-quarter variances in the Company's financial results;

o claims involving potential infringement of patents and other intellectual property rights;

o analyst and other projections or recommendations regarding the Company's common stock or medical device stocks generally;

o any restatement of the Company's financial statements or any investigation into the Company by the SEC or another regulatory authority;

o a general decline, or rise, of stock prices in the capital markets generally; and

o investors concerns regarding the credibility of corporate financial reporting and integrity of financial markets.

THE COMPANY QUARTERLY REVENUE AND OPERATING RESULTS MAY FLUCTUATE FOR A VARIETY OF REASONS.

     The Company's profit margins vary among its products and its distribution channels. As a result, the overall profitability of the Company in any given period will depend, in part, on the product, geographic, and channel mix reflected in that period's net sales.

The Company's success depends largely on its ability to attract and retain key personnel.

     Much of the future success of the Company depends on the continued service and availability of skilled personnel, including its Chief Executive Officer, members of its executive team, and those in manufacturing, marketing and information technology. The Company has relied on its ability to grant stock options as one mechanism for recruiting and retaining this highly skilled talent. Potential accounting regulations requiring the expensing of stock options may impair the Company's future ability to provide these incentives without incurring significant compensation costs. There can be no assurance that the Company will continue to successfully attract and retain key personnel.

FAILURE OF THE COMPANY'S INFORMATION TECHNOLOGY SYSTEMS COULD ADVERSELY AFFECT THE COMPANY'S FUTURE OPERATING RESULTS.

     Information technology system failures could disrupt the Company's ability to function in the normal course of business by potentially causing delays or cancellation of customer orders, impeding the manufacture or shipment of products, or resulting in the unintentional disclosure of customer or Company information. Management has taken steps to address these concerns by its implementation of internal control measures. However, there can be no assurance that a system failure or data security breach will not have a material adverse affect on the Company's results of operations.

CHANGES IN ACCOUNTING RULES COULD ADVERSELY AFFECT THE COMPANY'S FUTURE OPERATING RESULTS.

     Financial statements are prepared in accordance with U.S. generally accepted accounting principles. These principles are subject to interpretation by various governing bodies, including the FASB and the SEC, who interpret and create appropriate accounting regulations. A change from current accounting regulations can have a significant affect on the Company's results of operations and could impact the manner in which the Company conducts business.

UNANTICIPATED CHANGES IN THE COMPANY'S TAX RATES COULD AFFECT ITS FUTURE
RESULTS.

     The Company's future effective tax rates could be favorably or unfavorably affected by unanticipated changes in tax laws or their interpretation. In addition, the Company is subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse affect on its operating results and financial condition.

THE HIGH LEVEL OF COMPETITION IN OUR INDUSTRY PLACES PRESSURE ON OUR PROFIT MARGINS AND WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY.

     The disposable medical device segment of the healthcare industry in which we operate is highly competitive and is experiencing both horizontal and vertical consolidation. All of the products which we sell are available from sources other than us. The high level of competition in our industry places pressure on profit margins. Some of our competitors have greater resources than we have. These competitive pressures could have a material adverse affect on our business, financial condition or results of operations.

     Sales to the Company's three largest distributors (the "Distributors") accounted for more than 60% of total sales in each of the last three fiscal years. Although the Distributors may be deemed in a technical sense to be major purchasers of the Company's products, the Distributors serve as a distributor under a purchase order or supply agreement between the customer and the Company, and do not purchase for their own accounts. The Company, therefore, does not believe it is appropriate to categorize the Distributors as actual customers. However, these Distributors compete with the Company on a private label basis, and if successful, sales of certain of the Company's products may decline which could result in a material affect on the Company's business and financial condition.

THE COMPANY'S PRODUCTS MAY BE SUBJECT TO RECALL OR PRODUCT LIABILITY CLAIMS.

     The Company's products are used in connection with surgical procedures and in other medical contexts in which it is important that those products function with precision and accuracy. If the Company's products do not function as designed, or are designed improperly, the Company may be forced by regulatory agencies to withdraw such products from the market. In addition, if medical personnel or their patients suffer injury as a result of any failure of the Company's products to function as designed, or an inappropriate design, the Company may be subject to lawsuits seeking significant compensatory and punitive damages. Any product recall or lawsuit seeking significant monetary damages may have a material affect on the Company's business and financial condition.

A SIGNIFICANT ADVERSE CHANGE IN, OR FAILURE TO COMPLY WITH, GOVERNING REGULATIONS COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS.

     Substantially all the Company's products are "devices," as defined in the Federal Food, Drug and Cosmetic Act ("FDA"), and the manufacture, distribution, record keeping, labeling and advertisement of the Company's products is subject to regulation by the FDA in the United States and its equivalent regulatory agencies in various foreign countries in which the Company's products are manufactured, distributed, labeled, offered and sold. Further, the Company is subject to continual review and periodic inspections at its current facilities with respect to the FDA's Good Manufacturing Practices. The Company's business and financial condition could be adversely affected if it is found to be out of compliance with governing regulations. In addition, if such regulations are amended to become more restrictive and costly to comply with, the costs of compliance could adversely affect the Company's business and financial condition.

THE COMPANY IS SUBJECT TO WORK STOPPAGE, TRANSPORTATION AND RELATED RISKS.

     The Company manufactures its products at various locations in the United States and sells its products throughout the United States and other parts of the world. The Company depends on third-party transportation companies to deliver supplies necessary to manufacture our products from vendors to the Company's various facilities and to move the Company's products to customers within and outside the United States. The Company's manufacturing operations, and the operations of the transportation companies on which the Company depends, may be adversely affected by natural disasters and significant human events, such as a war, terrorist attack, riot, strike, slowdown or similar event. Any disruption in the Company's manufacturing or transportation could materially adversely affect the Company's ability to meet customer demands or its operations generally.

ITEM TWO - PROPERTIES

     The Company owns (i) a 205,000 square foot manufacturing, warehouse and distribution facility located on approximately 32 acres in Arden, North Carolina, (ii) a 43,000 square foot manufacturing, warehouse and distribution facility located on approximately 15 acres in Clarksburg, West Virginia and
(iii) a 12,000 square foot general office building on approximately 1.4 acres in Hauppauge, New York. In addition, the Company leases 2,550 square feet of general office space in Shanghai, China. Management believes that the Company's facilities are adequate to meet its current needs and should continue to be adequate for the foreseeable future. The Company presently does not occupy any other facilities. Set forth below is a summary of the facilities owned by the Company.

LOCATION                    PRIMARY USE                              SQUARE FEET
--------                    -----------                              -----------

Arden, North Carolina       Manufacturing/Warehouse/Distribution     205,000 (a)
Clarksburg, West Virginia   Manufacturing/Warehouse/Distribution      43,000 (b)
Hauppauge, New York         Executive Offices                         12,000 (c)
Shanghai, China             General Office                             2,550 (d)

-------------------------
(a) The principal manufacturing, distribution and warehouse facility of the Company is located on premises, which the Company owns in Arden, North Carolina. An Industrial Revenue Bond in the amount of $3,520,000 was outstanding as of March 31, 2004, which was used to acquire and renovate the facility and acquired certain manufacturing equipment.
(b) The Clarksburg, West Virginia facility was acquired by the Company in October 2002 as part of its acquisition of the BioSafety Division of Maxxim Medical, Inc.
(c) The Hauppauge, New York corporate offices were acquired by the Company in July 2000.
(d) The Shanghai, China office is leased for the two (2) year period ending January 31, 2006, at an annual rental of $62,000.00.

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

                                     PART II

ITEM FIVE - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The information required by this Item is set forth in registrant's 2004 Annual Report to Stockholders under the captions "Selected Financial Data" and "Stock Trading" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", which information is hereby incorporated herein by reference.

ITEM SIX - SELECTED FINANCIAL DATA

     The information required by this Item is set forth in registrant's 2004 Annual Report to Stockholders contained under the caption "Selected Financial Data", which information is hereby incorporated herein by reference.

ITEM SEVEN - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is set forth in registrant's 2004 Annual Report to Stockholders contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", which information is hereby incorporated herein by reference.

ITEM SEVEN (A) - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this Item is set forth in registrant's 2004 Annual Report to Stockholders contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", which information is hereby incorporated herein by reference.

ITEM EIGHT - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is set forth in registrant's 2004 Annual Report to Stockholders under the captions "Reports of Independent Certified Public Accountants", "Balance Sheets", "Statements of Earnings", "Statement of Shareholders' Equity", "Statements of Cash Flows" and "Notes to Financial Statements", which information is hereby incorporated herein by reference.

ITEM NINE - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM NINE (A) - CONTROLS AND PROCEDURES

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

                                    PART III

ITEM TEN, ELEVEN, TWELVE, THIRTEEN AND FOURTEEN

     These items are incorporated by reference to the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders scheduled for August 5, 2004. The definitive Proxy Statement will be filed with the Commission not later than 120 days after March 31, 2004, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

                                     PART IV

ITEM FIFTEEN - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) (1) and (2) LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     The following financial statements of Medical Action Industries Inc., included in its Annual Report to Stockholders for the year ended March 31, 2004, are incorporated by reference in Item 8:

     Balance Sheets at March 31, 2004 and 2003

     Statements of Earnings for the Years Ended March 31, 2004, 2003 and 2002

     Statement of Shareholders' Equity for the Years Ended March 31, 2004, 2003 and 2002

     Statements of Cash Flows for the Years Ended March 31, 2004, 2003 and 2002

     Notes to Financial Statements

     The following financial statement schedule and Report of Independent Registered Public Accounting Firm of Medical Action Industries Inc. and subsidiary is included in Item 14(d):

     Report of Independent Registered Public Accounting Firm on Schedule II Valuation and Qualifying Accounts

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

     23.1*  Consent of Registered Independent Public Accounting Firm

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

----------------------
     With the exception of the aforementioned information incorporated by reference in this Annual Report on Form 10-K, the Company's Annual Report to Stockholders for the year ended March 31, 2004 is not to be deemed "filed" as part of this report.

*Filed herewith

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of June, 2004.

                                 MEDICAL ACTION INDUSTRIES INC.



                                       By: /s/ Paul D. Meringolo
                                           ---------------------
                                           Paul D. Meringolo
                                           Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on June 10, 2004 by the following persons in the capacities indicated:


/s/ Paul D. Meringolo
-------------------------------      Chief Executive Officer, President and
Paul D. Meringolo                    Director



/s/ Richard G. Satin
-------------------------------      Vice President-Operations, General Counsel,
Richard G. Satin                     Corporate Secretary and Director


/s/ Bernard Wengrover
-------------------------------      Director
Bernard Wengrover



/s/ Philip F. Corso
-------------------------------      Director
Philip F. Corso



/s/ Thomas A. Nicosia
-------------------------------      Director
Thomas A. Nicosia

Report of Independent Registered Public Accounting Firm on Schedule

To the Stockholders and Board of Directors of Medical Action Industries Inc.

In connection with our audit of the financial statements of Medical Action Industries Inc. referred to in our report dated May 21, 2004, which is included in the Annual Report to Stockholders and incorporated by reference in Part II of this form, we have also audited Schedule II for each of the three years in the period ended March 31, 2004. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be set forth therein.



                                                   GRANT THORNTON LLP

New York, New York
May 21, 2004

                                                        S-1

                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                          MEDICAL ACTION INDUSTRIES INC.
------------------------------------------------------------------------------------------------------------------------------------
              COL. A                                      COL. B                      COL. C           COL. D             COL. E
------------------------------------------------------------------------------------------------------------------------------------
                                                             ADDITIONS
                                                             ---------

                                                                             ADDITIONS       CHARGED TO        OTHER
                                                        BALANCE AT           CHARGED TO         OTHER         CHANGES -     BALANCE
                                                       BEGINNING OF          COSTS AND        ACCOUNTS -     ADD(DEDUCT)     END OF
             DESCRIPTION                                  PERIOD              EXPENSES         DESCRIBE       DESCRIBE       PERIOD

Year ended March 31, 2004
Deducted from asset accounts:
Allowance for doubtful accounts                           $275,998             $51,000                      (1)($32,437)    $294,561
Reserve for slow moving and obsolete inventory            $612,756            $203,792                     (2)($431,548)    $385,000
 Total Valuation and Qualifying Accounts                  $888,754            $254,792                        ($463,985)    $679,561

Year ended March 31, 2003
Deducted from asset accounts:
Allowance for doubtful accounts                           $233,998             $42,000                                      $275,998
Reserve for slow moving and obsolete inventory            $213,186            $399,570                                       612,756
 Total Valuation and Qualifying Accounts                  $447,184            $441,570             -                        $888,754
                                                                                                                      -

Year ended March 31, 2002
Deducted from asset accounts:
Allowance for doubtful accounts                           $192,998             $41,000                                      $233,998
Reserve for slow moving and obsolete inventory            $241,187                                             ($28,001)    $213,186
 Total Valuation and Qualifying Accounts                  $434,185             $41,000             -           ($28,001)    $447,184

-------------------
(1) Write off of uncollectible account.
(2) Disposal of slow moving and obsolete inventory.
------------------------------------------------------------------------------------------------------------------------------------

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                -----------------


                                    FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2004


                               ------------------



                         MEDICAL ACTION INDUSTRIES INC.
             (Exact name of registrant as specified in its charter)




                                  EXHIBIT INDEX



================================================================================

     EXHIBIT NO.


     23     CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     99.1   ADDITIONAL EXHIBIT - UNDERTAKINGS

     99.2   CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY
            ACT OF 2002

     99.3 CERTIFICATION PURSUANT TO SECTION 302(A) OF THE SARBANES-OXLEY ACT OF 2002