Form 10-Q
period 2004-06-30
MEDICAL ACTION INDUSTRIES INC
filed 2004-08-05
CIK 748270

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

COMMISSION FILE NUMBER 0-13251

MEDICAL ACTION INDUSTRIES INC.

(Exact name of registrant as specified in its charter)

DELAWARE	11-2421849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 Prime Place, Hauppauge, New York 11788

(Address of Principal executive offices)

Registrant’s telephone number, including area code:

(631) 231-4600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-b of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 10,255,036 shares of common stock as of August 4, 2004.

Form 10-Q

I tem 1.

MEDICAL ACTION INDUSTRIES INC.

Balance Sheets

(dollars in thousands)

ASSETS

	June 30, 2004	March 31, 2004
	(Unaudited)
CURRENT ASSETS:

Cash	$1,099	$545
Accounts receivable, less allowance for doubtful accounts of $319 at June 30, 2004 and $295 at March 31, 2004	9,615	10,670

Inventories, net	18,584	18,616
Prepaid expenses	817	551
Deferred income taxes	308	308
Prepaid income taxes	—	234
Other current assets	81	142

TOTAL CURRENT ASSETS:	30,504	31,066

Property, plant and equipment, net	13,373	13,654
Due from officers	—	92
Goodwill	37,085	37,085
Trademarks	666	666
Other intangible assets	2,146	2,213
Other assets	517	521

TOTAL ASSETS:	$84,291	$85,297

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

Balance Sheets

(dollars in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2004	March 31, 2004
	(Unaudited)
CURRENT LIABILITIES:

Accounts payable	$5,337	$5,828
Accrued expenses, payroll and payroll taxes	2,348	2,445
Accrued income taxes	1,029	—
Current portion of long-term debt	5,360	5,360

TOTAL CURRENT LIABILITIES:	14,074	13,633

Deferred income taxes	3,137	3,137

Long-term debt, less current portion	6,695	11,720

TOTAL LIABILITIES:	23,906	28,490

COMMITMENTS

SHAREHOLDERS’ EQUITY:

Common stock 15,000,000 shares authorized $.001 par value; issued and outstanding 10,245,036 shares at June 30, 2004 and 10,194,036 shares at March 31, 2004	10	10
Additional paid-in capital, net	17,524	16,415
Retained earnings	42,851	40,382

TOTAL SHAREHOLDERS’ EQUITY:	60,385	56,807

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY:	$84,291	$85,297

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

Statements of Earnings

(dollars in thousands except per share data)

	Three Months Ended June 30,
	2004	2003
	(Unaudited)	(Unaudited)
Net Sales	$33,321	$30,621

Cost of Sales	24,531	22,476

Gross Profit	8,790	8,145

Selling, general and administrative expenses	4,743	4,369
Interest expense	115	322
Interest income	(6)	(18)

Income before income taxes	3,938	3,472
Income tax expense	1,469	1,288

Net income	$2,469	$2,184

Net income per share basic	$.24	$.22

Net income per share diluted	$24	$.22

The accompanying notes are an integral part of these financial statements.

I tem 1.

MEDICAL ACTION INDUSTRIES INC.

Statement of Cash Flows

(dollars in thousands)

	Three Months Ended June 30,
	2004	2003
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net Income	$2,469	$2,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	575	564
Provision for doubtful accounts	24	15
Loss on sale of property and equipment	16	—
Tax benefit from exercise of options	128	881
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	1,031	(1,433)
Inventories	32	641
Prepaid expenses, and other current assets	(204)	(306)
Other assets	(100)	—
Accounts payable	(491)	(1,043)
Income taxes	1,263	286
Accrued expenses, payroll and payroll taxes	(97)	(330)

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,646	1,459

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(141)	(185)
Proceeds from the sale of property and equipment	1	—
Repayment of loans to officers	428	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	288	(185)

FINANCING ACTIVITIES
Proceeds from revolving line of credit and long term borrowings	8,725	4,830
Principal payments on revolving line of credit and long-term debt	(13,750)	(7,480)
Proceeds from exercise of employee stock options	645	666

NET CASH USED IN FINANCING ACTIVITIES	(4,380)	(1,984)

Increase (decrease) in cash	554	(710)
Cash at beginning of year	545	892

Cash at end of period	$1,099	$182

The accompanying notes are an integral part of these financial statements.

I tem 1.

MEDICAL ACTION INDUSTRIES INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three (3) month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended March 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report for the year ended March 31, 2004.

STOCK COMPENSATION

In accordance with the provisions of SFAS No. 123, the Company has elected to apply APB 25 and related interpretations in accounting for its employee and director stock-based awards. All employee and director stock-based awards were granted with an exercise price equal to the fair market value of the Company’s common stock on their date of grant.

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

Item 1.

	Three Months Ended June 30,
	2004	2003
	(dollars in thousands except per share data)
Net income – as reported	$2,469	$2,184
Deduct: Total stock-based employee compensation expense determined under fair value based method from all awards, net of related tax effects	275	216

Net income – pro forma	$2,194	$1,968

Earnings per share – as reported:
Basic	$.24	$.22
Diluted	$.24	$.22
Earnings per share – pro forma
Basic	$.21	$.20
Diluted	$.21	$.20

Note 2. INVENTORIES

Inventories, which are stated at the lower of cost (first-in, first-out) or market, consist of the following:

	June 30, 2004	March 31, 2004

	(Unaudited) (in thousands of dollars)
Finished Goods	$9,732	$9,753
Work in Process	102	—
Raw Materials	8,750	8,863

Total	$18,584	$18,616

Note 3. NET INCOME PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of potential common shares. Diluted earnings per share is based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average prices during the periods. Excluded from the calculation of earnings per share are options to purchase 20,000 shares for the three months ended June 30, 2003, as their inclusion would not have

Item 1.

Note 3. (continued)

been dilutive. The following table sets forth the computation of basic and diluted earnings per share for the three months ended June 30, 2004 and for the three months ended June 30, 2003.

	Three Months Ended June 30,
	2004	2003
	(Dollars in thousands except per share data)
Numerator:

Net income for basic and dilutive earnings per share	$2,469	$2,184

Denominator:

Denominator for basic earnings per share - weighted average shares	10,227,914	9,873,662

Effect of dilutive securities:

Employee and director stock options	203,819	262,826
Warrants	8,917	6,743

Dilutive potential common shares	212,736	269,569

Denominator for diluted earnings per share - adjusted weighted average shares	10,440,650	10,143,231

Basic earnings per share	$.24	$.22

Diluted earnings per share	$.24	$.22

Item 1.

Note 4. STOCKHOLDERS’ EQUITY

For the three (3) months ended June 30, 2004, 51,000 stock options were exercised by employees of the Company in accordance with the Company’s 1989 Non-Qualified Stock Option Plan and the 1994 Stock Incentive Plan, respectively. The exercise price of the options exercised ranged from $3.00 per share to $13.30 per share, the net cash proceeds from these exercises were $645,000 for the three months ended June 30, 2004.

For the three months ended June 30, 2003, 274,500 stock options were exercised by employees of the Company in accordance with the Company’s 1989 Non-Qualified Stock Option Plan and the 1994 Stock Incentive Plan, respectively. The exercise price of the options exercised ranged from $2.88 per share to $12.75 per share, the net cash proceeds from these exercises were $666,000 for the three months ended June 30, 2003.

Note 5. IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus opinion on EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. Management believes the adoption of EITF 00-21 will not have a material effect on the Company’s financial position or results of operations.

In December 2003, the FASB issued FASB Interpretation No. (FIN) 46R (revised December 2003), “Consolidation of Variable Interest Entities,” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was issued in January 2003. The Company is required to apply FIN 46R to variable interests in variable interest entities (VIEs) as of March 31, 2004. Management believes that the application of this interpretation will not have a material effect on the Company’s financial condition or results of operations.

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

It em 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Forward-Looking Statement

This report on Form 10-Q contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the future economic performance and financial results of the Company. The forward-looking statements relate to (i) the expansion of the Company’s market share, (ii) the Company’s growth into new markets, (iii) the development of new products and product lines to appeal to the needs of the Company’s customers, and (iv) the retention of the Company’s earnings for use in the operation and expansion of the Company’s business.

Important factors and risks that could cause actual results to differ materially from those referred to in the forward-looking statements include, but are not limited to, the effect of economic and market conditions, the impact of the consolidation throughout the healthcare supply chain, the impact of healthcare reform, opportunities for acquisitions and the Company’s ability to effectively integrate acquired companies, the ability of the Company to maintain its gross profit margins, the ability to obtain additional financing to expand the Company’s business, the failure of the Company to successfully compete with the Company’s competitors that have greater financial resources, the loss of key management personnel or the inability of the Company to attract and retain qualified personnel, the impact of current or pending legislation and regulation, as well as the risks described from time to time in the Company’s filings with the Securities and Exchange Commission, which include this report on Form 10-Q and the Company’s annual report on Form 10-K for the year ended March 31, 2004.

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

Item 2.

Three Months ended June 30, 2004 compared to Three Months ended June 30, 2003

Overview

The following table sets forth certain operational data for the periods indicated:

	Three months ended June 30, (dollars in thousands)
	2004	2003
Net sales	$33,321	$30,621
Gross profit	$8,790	$8,145
Selling, general and administrative expenses	$4,743	$4,369
Income before taxes	$3,938	$3,472
Net income	$2,469	$2,184

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Three months ended June 30,
	2004	2003
Net sales	100%	100%
Gross profit	26.4%	26.6%
Selling, general and administrative expenses	14.2%	14.3%
Income before taxes	11.8%	11.3%
Net income	7.4%	7.1%

The Company experienced its most successful quarter ever in terms of revenue and profitability. The Company’s revenue increased by 9% to $33,321,000 and its net income increased by 13% to $2,469,000 for the quarter ended June 30, 2004 over the quarter ended June 30, 2003.

Gross margin dollars increased primarily due to increased sales volume from greater domestic market penetration primarily of its minor procedure kits and trays product line. Gross margin as a percentage of sales decreased slightly primarily due to lower average selling prices due to increased competition in the domestic market.

The Company’s financial condition was strengthened during the quarter ended June 30, 2004 as a result of net cash provided by operating activities of $4,646,000, which included $128,000 of tax benefit from exercise of stock options and net cash provided by investing activities of $288,000. Investing activities included the repayment of loans to officers in the amount of $428,000. The

Item 2.

Company also received $645,000 in proceeds from the exercise of stock options. Those were the major factors in the Company’s net paydown of long-term debt of $5,025,000 during the quarter ended June 30, 2004 and corresponding reduction in the Company’s debt to equity ratio to .20 at June 30, 2004 from .30 at March 31, 2004.

Results of Operations

The following table sets forth the major sales variance components for the quarter ended June 30, 2004 versus June 30, 2003:

(dollars in thousands)
Quarter ended June 30, 2003 net sales	$30,621
New products	309
Volume of existing products	3,084
Price/mix	(693)

Quarter ended June 30, 2004 net sales	$33,321

Net sales for the three months ended June 30, 2004 increased $2,700,000 or 9% to $33,321,000 from $30,621,000 for the three months ended June 30, 2003. The increase in net sales was primarily attributed to a $1,885,000, or 26% increase in net sales of minor procedure kits and trays, a $393,000, or 7% increase in net sales of operating room towels and a $132,000, or 9% increase in net sales of operating room accessories. Laparotomy sales dollars decreased $77,000 or 2%. The increase in net sales was primarily attributed to $309,000 of net sales of new products, an increase of $3,084,000 due to increased sales volume of existing products and a decrease of $693,000 due to lower average selling prices and change in sales mix on existing products.

Net sales of minor procedure kits and trays, operating room towels and operating room accessories increased primarily due to greater domestic market penetration. Unit sales of operating room towels increased 19% and average selling prices decreased 10%. Unit sales of laparotomy sponges increased 1% and average selling prices decreased 3%. Management believes that the decrease in average selling prices of operating room towels was primarily due to increased competition in the domestic market, which it believes will continue throughout fiscal 2005.

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

Collection systems for the containment of medical waste is the Company’s largest product line. The primary raw material utilized in the manufacture of this product line is plastic resin. During fiscal 2004, world events caused the cost of plastic resin to increase and be extremely volatile. The Company anticipates this volatility to continue in fiscal 2005. In the past, the Company has been

Item 2.

able, from time to time, to increase selling prices for certain of these products to recover a portion of the increased cost. However, the Company is unable to give any assurance that it will be able to pass along future cost increases to its customers, if necessary.

Gross profit for the three months ended June 30, 2004 increased 8% to $8,790,000 from $8,145,000 for the three months ended June 30, 2003. Gross profit as a percentage of net sales for the three months ended June 30, 2004 decreased to 26% from 27% for the three months ended June 30, 2003. The increase in gross profit dollars was primarily attributable to the increase in net sales. The decrease in gross margin percentage was due primarily to lower average selling prices and to a lesser extent a change in sales mix.

The following table sets forth sales, cost of sales and selling, general and administrative expense data for the periods indicated:

	Three months ended June 30,
	2004	2003
	(dollars in thousands)
Net sales	$33,321	$30,621
Cost of sales	24,531	22,476
Gross profit	$8,790	$8,145
Gross profit percentage	26.4%	26.6%
Selling, general and administrative expenses	$4,743	$4,369
As a percentage of net sales	14.2%	14.3%

Selling, general and administrative expenses for the three months ended June 30, 2004 increased 9% to $4,743,000 from $4,369,000 for the three months ended June 30, 2003. As a percentage of net sales, selling, general and administrative expenses decreased to 14.2% for the three months ended June 30, 2004 from 14.3% for the three months ended June 30, 2003. Selling, general and administrative expenses increased primarily due to the insurance expense associated with the Company’s growth, increased amortization of bank fees associated with accelerated principal payments and increased payroll related expenses.

Interest expense for the three months ended June 30, 2004 decreased 64% to $115,000 from $322,000 for the three months ended June 30, 2003. The decrease in interest expense was attributable to a decrease in the average principal loan balances during the three months ended June 30, 2004, as compared to the three months ended June 30, 2003. The decrease in principal loan balances outstanding was primarily attributable to net cash provided by operating activities.

Net income for the three months ended June 30, 2004 increased to $2,469,000 from $2,184,000 for the three months ended June 30, 2003. The increase in net income is attributable to the aforementioned increase in net sales and gross profit and a decrease in interest expense, which were partially offset by an increase in selling, general and administrative expenses.

Item 2.

Liquidity and Capital Resources

The following table sets forth certain liquidity and capital resources data for the periods indicated:

	June 30, 2004	March 31, 2004
	(dollars in thousands)
Accounts Receivable, net	$9,615	$10,669
Days Sales Outstanding	26.0	30.1
Inventories, net	$18,584	$18,616
Inventory Turnover	5.3	5.4
Current Assets	$30,504	$31,066
Working Capital	$16,430	$17,433
Current Ratio	2.2	2.3
Total Borrowings	$12,055	$17,080
Shareholder’s Equity	$60,385	$56,807
Debt to Equity Ratio	0.20	0.30

The Company had working capital of $16,430,000 with a current ratio of 2.2 to 1 at June 30, 2004 as compared to working capital of $17,433,000 with a current ratio of 2.3 to 1 at March 31, 2004. Total borrowings outstanding, including Industrial Revenue Bonds of $3,430,000, were $12,055,000 with a debt to equity ratio of .20 to 1 at June 30, 2004 as compared to $17,080,000 with a debt to equity ratio of .30 to 1 at March 31, 2004. The decrease in total borrowings outstanding at June 30, 2004 was primarily attributable to net cash provided by operating activities of $4,646,000, proceeds from exercise of employee stock options of $645,000 and proceeds from the repayment of loans to officers in the amount of $428,000.

The Company has financed its operations primarily through cash flow from operations and borrowings from its existing credit facilities. At June 30, 2004 the Company had a cash balance of $1,099,000 compared to $545,000 at March 31, 2004.

The Company’s operating activities provided cash of $4,646,000 for the three months ended June 30, 2004 as compared to $1,459,000 provided for the three months ended June 30, 2003. Net cash provided for the three months ended June 30, 2004 consisted primarily of net income from operations, decreases in accounts receivable, depreciation, amortization and increases in income taxes payable. These sources of cash more than offset the increase in prepaid expenses associated with annual insurance premiums paid in the first quarter and decreases in accounts payable and accrued expenses, payroll and payroll taxes. The decrease in accounts payable was due to purchasing strategies during the quarter ended March 31, 2004 so as to procure lower costs on certain inventory items. The decreases in accrued expenses, payroll and payroll taxes was primarily due to payment of fiscal 2004 commissions and bonuses.

Investing activities provided net cash of $288,000 and used net cash of $185,000 for the three months ended June 30, 2004 and June 30, 2003, respectively. The principal activity during the three months ended June 30, 2004 was repayment of loans to officers in the amount of $428,000, which was partially offset by $141,000 of cash used to purchase property and equipment.

Item 2.

Financing activities used cash of $4,380,000 for the three months ended June 30, 2004 compared to $1,984,000 used for the three months ended June 30, 2003. Financing activities consisted of net principal payments under the Company’s existing credit facility of $5,025,000. Other financing activities include cash proceeds from the exercise of stock options of $645,000.

At June 30, 2004, the Company had no material commitments for capital expenditures.

The Company believes that the anticipated future cash flow from operations, coupled with its cash on hand and available funds under its revolving credit agreement, will be sufficient to meet working capital requirements.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the alternate base rate of interest plus a spread of up to 3/4%, or at LIBOR rate plus a spread of up to 3 1/4%. The spread over the alternate base rate and LIBOR rates is determined based upon the Company’s performance with regard to agreed-upon financial ratios. The Company decides at its sole discretion as to whether borrowings will be at the alternate base rate or LIBOR. At June 30, 2004, $8,625,000 was outstanding under the credit facility. Changes in the alternate base rates or LIBOR rates during fiscal 2005 will have a positive or negative effect on the Company’s interest expense. Each 1% fluctuation in the interest rate will increase or decrease interest expense for the Company by approximately $86,000 on an annualized basis.

In addition, the Company is exposed to interest rate change market risk with respect to the proceeds received from the issuance and sale by the Buncombe County Industrial and Pollution Control Financing Authority Industrial Development Revenue Bonds. At June 30, 2004, $3,430,000 was outstanding for these Bonds. The Bonds bear interest at a variable rate determined weekly. During the three months ended June 30, 2004, the average interest rate on the Bonds approximated 1.2%. Each 1% fluctuation in interest rates will increase or decrease the interest expense on the Bonds by approximately $34,000 on an annualized basis.

A significant portion of the Company’s raw materials are purchased from China. All such purchases are transacted in U.S. dollars. The Company’s financial results, therefore, could be impacted by factors such as changes in foreign currency, exchange rates or weak economic conditions in foreign countries in the procurement of such raw materials. To date, sales of the Company’s products outside the United States have not been significant.

I tem 4.

Procedures and Controls

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2004. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

MEDICAL ACTION INDUSTRIES INC.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings against the Company or in which any of its property is subject.

Item 2.	Changes in Securities

None

Item 3.	Defaults upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

	99.1 –	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	99.2 –	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

	(i)	Current Report on Form 8-K dated June 2, 2004, covering Item 7 – Financial Statement and Exhibits and Item 12 – Results of Operations and Financial Condition

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICAL ACTION INDUSTRIES INC.

Dated: August 4, 2004	By:	/s/ Richard G. Satin
Richard G. Satin
Principal Financial Officer Vice President of Operations and General Counsel