Form 10-Q
period 2004-09-30
MEDICAL ACTION INDUSTRIES INC
filed 2004-11-02
CIK 748270

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 10,255,536 shares of common stock as of October 29, 2004.

Form 10-Q

Item 1.

MEDICAL ACTION INDUSTRIES INC.

Balance Sheets

(dollars in thousands)

ASSETS

	September 30, 2004	March 31, 2004
	(Unaudited)
CURRENT ASSETS:

Cash	$545	$545
Accounts receivable, less allowance for doubtful accounts of $343 at September 30, 2004 and $295 at March 31, 2004	10,910	10,670
Inventories, net	18,179	18,616
Prepaid expenses	728	551
Deferred income taxes	308	308
Prepaid income taxes	—	234
Other current assets	104	142

TOTAL CURRENT ASSETS:	30,774	31,066

Property, plant and equipment, net	13,015	13,654
Due from officers	—	92
Goodwill	37,085	37,085
Trademarks	666	666
Other intangible assets, net	2,079	2,213
Other assets	414	521

TOTAL ASSETS:	$84,033	$85,297

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

Balance Sheets

(dollars in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2004	March 31, 2004
	(Unaudited)
CURRENT LIABILITIES:

Accounts payable	$4,871	$5,828
Accrued expenses, payroll and payroll taxes	3,154	2,445
Accrued income taxes	603	—
Current portion of long-term debt	4,360	5,360

TOTAL CURRENT LIABILITIES:	12,988	13,633

Deferred income taxes	3,137	3,137
Long-term debt, less current portion	4,705	11,720

TOTAL LIABILITIES:	20,830	28,490

COMMITMENTS

SHAREHOLDERS’ EQUITY:
Common stock 15,000,000 shares authorized, $.001 par value; issued and outstanding 10,255,536 shares at September 30, 2004 and 10,194,036 shares at March 31, 2004	10	10
Additional paid-in capital, net	17,681	16,415
Retained earnings	45,512	40,382

TOTAL SHAREHOLDERS’ EQUITY:	63,203	56,807

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY:	$84,033	$85,297

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

Statements of Earnings

(dollars in thousands except per share data)

(Unaudited)

	Three Months Ended September 30,
	2004	2003
Net sales	$35,146	$32,356

Cost of sales	26,126	23,875

Gross profit	9,020	8,481

Selling, general and administrative expenses	4,697	4,396
Interest expense	78	252
Interest income	(2)	(17)

Income before income taxes	4,247	3,850
Income tax expense	1,586	1,474

Net income	$2,661	$2,376

Net income per share basic	$.26	$.24

Net income per share diluted	$.26	$.23

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

Statements of Earnings

(dollars in thousands except per share data)

(Unaudited)

	Six Months Ended September 30,
	2004	2003
Net sales	$68,467	$62,977

Cost of sales	50,657	46,351

Gross profit	17,810	16,626

Selling, general and administrative expenses	9,440	8,765
Interest expense	193	574
Interest income	(8)	(35)

Income before income taxes	8,185	7,322
Income tax expense	3,055	2,762

Net income	$5,130	$4,560

Net income per share basic	$.50	$.46

Net income per share diluted	$.49	$.45

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Six Months Ended September 30,
	2004	2003
OPERATING ACTIVITIES
Net income	$5,130	$4,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,156	1,130
Provision for doubtful accounts	48	30
Provision for impairment of property, plant and equipment	75	—
Loss (gain) on sale of property and equipment	36	(9)
Tax benefit from exercise of options	145	910
Changes in operating assets and liabilities:
Accounts receivable	(288)	(490)
Inventories	437	999
Prepaid expense and other current assets	(139)	(261)
Other assets	(100)	(4)
Accounts payable	(957)	(808)
Income taxes payable	837	408
Accrued expenses, payroll and payroll taxes	709	533

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,089	6,998

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(306)	(274)
Proceeds from sale of property and equipment	20	75
Repayment of loans to officers	428	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	142	(199)

FINANCING ACTIVITIES
Proceeds from revolving line of credit and long term borrowings	15,700	11,675
Principal payments on revolving line of credit and long term debt	(23,715)	(19,500)
Proceeds from exercise of employee stock options	784	703

NET CASH USED IN FINANCING ACTIVITIES	(7,231)	(7,122)

Decrease in cash	—	(323)
Cash at beginning of year	545	892

Cash at end of period	$545	$569

The accompanying notes are an integral part of these financial statements

Item 1.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six (6) month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended March 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report for the year ended March 31, 2004.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
	(dollars in thousands except per share data)
Net income – as reported	$2,661	$2,376	$5,130	$4,560
Deduct: Total stock-based employee compensation expense determined under fair value based method from all awards, net of related tax effects	222	350	483	565

Net income – pro forma	$2,439	$2,026	$4,647	$3,995

Earnings per share – as reported:
Basic	$.26	$.24	$.50	$.46
Diluted	.26	.23	.49	.45
Earnings per share – pro forma
Basic	$.24	$.20	$.45	$.40
Diluted	.23	.20	.45	.40

Note 2. INVENTORIES

Inventories, which are stated at the lower of cost (first-in, first-out) or market, consist of the following:

	September 30, 2004	March 31, 2004
	(Unaudited)
	(in thousands of dollars)
Finished Goods	$9,521	$9,753
Work in Process	95	—
Raw Materials	8,563	8,863

Total	$18,179	$18,616

Note 3. NET INCOME PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of potential common shares. Diluted earnings per share is based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average prices during the periods. Excluded from the calculation of earnings per share are options and warrants to purchase 138,500 and 20,000 shares for the three (3) and six (6) months ended

Item 1.

Note 3. (continued)

September 30, 2004 and 47,500 and 33,750 shares respectively for the three (3) and six (6) months ended September 30, 2003, as their inclusion would not have been dilutive. The following table sets forth the computation of basic and diluted earnings per share for the three (3) and six (6) months ended September 30, 2004 and for the three (3) and six (6) months ended September 30, 2003.

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
	(dollars in thousands except per share data)
Numerator:

Net income for basic and dilutive earnings per share	$2,661	$2,376	$5,130	$4,560

Denominator:

Denominator for basic earnings per share - weighted average shares	10,254,603	9,960,083	10,241,258	9,916,873

Effect of dilutive securities:

Employee and director stock options	171,917	221,808	187,868	242,317
Warrants	8,674	8,916	8,796	7,829

Dilutive potential common shares	180,591	230,724	196,664	250,146

Denominator for diluted earnings per share - adjusted weighted average shares	10,435,194	10,190,807	10,437,922	10,167,019

Basic earnings per share	$.26	$.24	$.50	$.46

Diluted earnings per share	$.26	$.23	$.49	$.45

Note 4. STOCKHOLDERS’ EQUITY

For the three (3) and six (6) months ended September 30, 2004, 10,500 and 61,500 stock options were exercised by employees of the Company in accordance with the Company’s 1989 Non-Qualified Stock Option Plan and the 1994 Stock Incentive Plan, respectively. The exercise price of the options exercised ranged from $12.75 per share to $13.30 per share for the three (3) months ended September 30, 2004 and $3.00 per share to $13.30 per share for the six (6) months ended September 30, 2004.

Item 1.

Note 4. (continued)

The net cash proceeds from these exercises were $139,000 and $784,000 for the three (3) and six (6) months ended September 30, 2004, respectively.

For the three (3) and six (6) months ended September 30, 2003, 6,350 and 280,850 stock options were exercised by employees and directors of the Company in accordance with the Company’s 1989 Non-Qualified Stock Option Plan, the 1994 Stock Incentive Plan, and the Company’s 1996 Non-Employee Director Stock Option Plan, respectively. The exercise price of the options exercised ranged from $4.00 per share to $12.75 per share for the three (3) months ended September 30, 2003 and $3.00 per share to $12.75 per share for the six (6) months ended September 30, 2003.

The net cash proceeds from these exercises were $37,000 and $703,000 for the three (3) and six (6) months ended September 30, 2003, respectively. During the three (3) and six (6) months ended September 30, 2003, 2,500 warrants granted in July 2000 were exercised through the cashless exercise provision in the agreement, pursuant to which, 1,890 shares of the Company’s common stock were issued.

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

In December 2003, the FASB issued FASB Interpretation No. (FIN) 46R (revised December 2003), “Consolidation of Variable Interest Entities,” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was issued in January 2003. The Company is required to apply FIN 46R to variable interests in variable interest entities as of March 31, 2004. Management believes that the application of this interpretation will not have a material effect on the Company’s financial condition or results of operations.

Item 1.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

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

Item 2.

Six Months ended September 30, 2004 compared to Six Months ended September 30, 2003

Overview

The following table sets forth certain operational data for the periods indicated:

	Six months ended September 30,
	2004	2003
	(dollars in thousands)
Net sales	$68,467	$62,977
Gross profit	$17,810	$16,626
Selling, general and administrative expenses	$9,440	$8,765
Income before taxes	$8,185	$7,322
Net income	$5,130	$4,560

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Six months ended September 30,
	2004	2003
Net sales	100%	100%
Gross profit	26.0%	26.4%
Selling, general and administrative expenses	13.8%	13.9%
Income before taxes	11.9%	11.6%
Net income	7.5%	7.2%

The Company experienced its most successful six months ever in terms of revenue and profitability. The Company’s revenue increased by 9% to $68,467,000 and its net income increased by 13% to $5,130,000 for the six months ended September 30, 2004 over the six months ended September 30, 2003.

Gross margin dollars increased primarily due to increased sales volume from greater domestic market penetration primarily of its minor procedure kits and trays product line. Gross margin as a percentage of sales decreased slightly primarily due to lower average selling prices due to increased competition in the domestic market.

The Company’s financial condition was strengthened during the six months ended September 30, 2004 as a result of net cash provided by operating activities of $7,089,000, which included $5,130,000 of net income and $1,156,000 of depreciation and amortization and net cash provided by investing activities of $142,000. Investing activities included the repayment of loans to officers in the amount of $428,000. The Company also received $784,000 in proceeds from the exercise of

Item 2.

stock options. Those were the major factors in the Company’s net paydown of long-term debt of $7,015,000, during the six months ended September 30, 2004 and corresponding reduction in the Company’s debt to equity ratio to .14 at September 30, 2004 from .30 at March 31, 2004.

Results of Operations

The following table sets forth the major sales variance components for the six months ended September 30, 2004 versus September 30, 2003:

(dollars in thousands)
Six months ended September 30, 2003 net sales	$62,977
New products	616
Volume of existing products	6,657
Price/mix	(1,783)

Six months ended September 30, 2004 net sales	$68,467

Net sales for the six months ended September 30, 2004 increased $5,490,000 or 9% to $68,467,000 from $62,977,000 for the six months ended September 30, 2003. The increase in net sales was primarily attributed to a $3,531,000, or 23% increase in net sales of minor procedure kits and trays, a $901,000, or 8% increase in net sales of operating room towels, a $445,000, or 2% increase in net sales of containment systems, a $368,000 or 112% increase in net sales of patient slippers and a $332,000 or 11% increase in net sales of operating room accessories. Laparotomy sales dollars decreased $59,000 or 1%. The increase in net sales was primarily attributed to $616,000 of net sales of new products, an increase of $6,657,000 due to increased sales volume of existing products and a decrease of $1,783,000 due to lower average selling prices and change in sales mix on existing products.

Net sales of minor procedure kits and trays, operating room towels, containment systems, patient slippers and operating room accessories increased primarily due to greater domestic market penetration. Unit sales of operating room towels increased 16% and average selling prices decreased 7%. Unit sales of laparotomy sponges increased 3% and average selling prices decreased 4%. Management believes that the decrease in average selling prices of operating room towels and laparotomy sponges was primarily due to increased competition in the domestic market, which it believes will continue throughout fiscal 2005.

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

Gross profit for the six months ended September 30, 2004 increased 7% to $17,810,000 from $16,626,000 for the six months ended September 30, 2003. Gross profit as a percentage of net sales was 26.0% and 26.4% for the six months ended September 30, 2004 and 2003, respectively. The increase in gross profit dollars was primarily attributable to the increase in net sales. The decrease in gross margin percentage was due primarily to lower average selling prices.

The following table sets forth sales, cost of sales and selling, general and administrative expense data for the periods indicated:

	Six months ended September 30,
	2004	2003
	(dollars in thousands)
Net sales	$68,467	$62,977
Cost of sales	50,657	46,351
Gross profit	$17,810	$16,626
Gross profit percentage	26.0%	26.4%
Selling, general and administrative expenses	$9,440	$8,765
As a percentage of net sales	13.8%	13.9%

Selling, general and administrative expenses for the six months ended September 30, 2004 increased 8% to $9,440,000 from $8,765,000 for the six months ended September 30, 2003. As a percentage of net sales, selling, general and administrative expenses decreased to 13.8% for the six months ended September 30, 2004 from 13.9% for the six months ended September 30, 2003. Selling, general and administrative expenses increased primarily due to the increased insurance expense associated with the Company’s growth, increased amortization of bank fees associated with accelerated principal payments, increased outside accounting costs associated with Sarbanes-Oxley Section 404 compliance and increased payroll related expenses.

Interest expense for the six months ended September 30, 2004 decreased 66% to $193,000 from $574,000 for the six months ended September 30, 2003. The decrease in interest expense was attributable to a decrease in the average principal loan balances during the six months ended September 30, 2004, as compared to the six months ended September 30, 2003. The decrease in principal loan balances outstanding was primarily attributable to net cash provided by operating activities.

Net income for the six months ended September 30, 2004 increased to $5,130,000 from $4,560,000 for the six months ended September 30, 2003. The increase in net income is attributable to the aforementioned increase in net sales and gross profit and a decrease in interest expense, which were partially offset by an increase in selling, general and administrative expenses.

Item 2.

Three Months ended September 30, 2004 compared to Three Months ended September 30, 2003

Overview

The following table sets forth certain operational data for the periods indicated:

	Three months ended September 30,
	2004	2003
	(dollars in thousands)
Net sales	$35,146	$32,356
Gross profit	$9,020	$8,481
Selling, general and administrative expenses	$4,697	$4,396
Income before taxes	$4,247	$3,850
Net income	$2,661	$2,376

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Three months ended September 30,
	2004	2003
Net sales	100%	100%
Gross profit	25.7%	26.2%
Selling, general and administrative expenses	13.4%	13.6%
Income before taxes	12.1%	11.9%
Net income	7.6%	7.3%

The Company experienced its most successful quarter ever in terms of revenue and profitability. The Company’s revenue increased by 9% to $35,146,000 and its net income increased by 12% to $2,661,000 for the quarter ended September 30, 2004 over the quarter ended September 30, 2003.

Gross margin dollars increased primarily due to increased sales volume from greater domestic market penetration primarily of its minor procedure kits and trays product line. Gross margin as a percentage of sales decreased slightly primarily due to lower average selling prices due to increased competition in the domestic market.

Item 2.

Results of Operations

The following table sets forth the major sales variance components for the quarter ended September 30, 2004 versus September 30, 2003:

(dollars in thousands)
Three months ended September 30, 2003 net sales	$32,356
New products	307
Volume of existing products	3,573
Price/mix	(1,090)

Three months ended September 30, 2004 net sales	$35,146

Net sales for the three months ended September 30, 2004 increased $2,790,000 or 9% to $35,146,000 from $32,356,000 for the three months ended September 30, 2003. The increase in net sales was primarily attributed to a $1,646,000, or 20% increase in net sales of minor procedure kits and trays, a $507,000, or 9% increase in net sales of operating room towels a $242,000, or 118% increase in net sales of patient slippers and a $401,000 or 4% increase in containment systems. Laparotomy sponge sales dollars increased $14,000 or 0.4%. The increase in net sales was primarily attributed to $307,000 of net sales of new products, an increase of $3,573,000 due to increased sales volume of existing products and a decrease of $1,090,000 due to lower average selling prices and change in sales mix on existing products.

Net sales of minor procedure kits and trays, operating room towels, patient slippers and containment systems increased primarily due to greater domestic market penetration. Unit sales of operating room towels increased 13% and average selling prices decreased 3%. Unit sales of laparotomy sponges increased 4% and average selling prices decreased 4%. Management believes that the decrease in average selling prices of operating room towels and laparotomy sponges was primarily due to increased competition in the domestic market, which it believes will continue throughout fiscal 2005.

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

Collection systems for the containment of medical waste is the Company’s largest product line. The primary raw material utilized in the manufacture of this product line is plastic resin. During fiscal 2004, world events caused the cost of plastic resin to increase and be extremely volatile. The Company anticipates this volatility to continue in fiscal 2005. In the past, the Company has been able, from time to time, to increase selling prices for certain of these products to recover a portion of the increased cost. However, the Company is unable to give any assurance that it will be able to pass along future cost increases to its customers, if necessary.

Item 2.

Gross profit for the three months ended September 30, 2004 increased 6% to $9,020,000 from $8,481,000 for the three months ended September 30, 2003. Gross profit as a percentage of net sales was 25.7% and 26.2% for the three months ended September 30, 2004 and 2003, respectively. The increase in gross profit dollars was primarily attributable to the increase in net sales. The decrease in gross margin percentage was due primarily to lower average selling prices and to a lesser extent a change in sales mix.

The following table sets forth sales, cost of sales and selling, general and administrative expense data for the periods indicated:

	Three months ended September 30,
	2004	2003
	(dollars in thousands)
Net sales	$35,146	$32,356
Cost of sales	26,126	23,875
Gross profit	$9,020	$8,481
Gross profit percentage	25.7%	26.2%
Selling, general and administrative expenses	$4,697	$4,396
As a percentage of net sales	13.4%	13.6%

Selling, general and administrative expenses for the three months ended September 30, 2004 increased 7% to $4,697,000 from $4,396,000 for the three months ended September 30, 2003. As a percentage of net sales, selling, general and administrative expenses decreased to 13.4% for the three months ended September 30, 2004 from 13.6% for the three months ended September 30, 2003. Selling, general and administrative expenses increased primarily due to the increase in outside accounting fees associated with Sarbanes-Oxley Section 404 compliance and increased payroll related expenses.

Interest expense for the three months ended September 30, 2004 decreased 69% to $78,000 from $252,000 for the three months ended September 30, 2003. The decrease in interest expense was attributable to a decrease in the average principal loan balances during the three months ended September 30, 2004, as compared to the three months ended September 30, 2003. The decrease in principal loan balances outstanding was primarily attributable to net cash provided by operating activities.

Net income for the three months ended September 30, 2004 increased to $2,661,000 from $2,376,000 for the three months ended September 30, 2003. The increase in net income is attributable to the aforementioned increase in net sales and gross profit and a decrease in interest expense, which were partially offset by an increase in selling, general and administrative expenses.

Item 2.

Liquidity and Capital Resources

The following table sets forth certain liquidity and capital resources data for the periods indicated:

	September 30, 2004	March 31, 2004
	(dollars in thousands)
Accounts Receivable, net	$10,910	$10,670
Days Sales Outstanding	28.7	30.1
Inventories, net	$18,179	$18,616
Inventory Turnover	5.5	5.4
Current Assets	$30,774	$31,066
Working Capital	$17,786	$17,433
Current Ratio	2.4	2.3
Total Borrowings	$9,065	$17,080
Shareholder’s Equity	$63,203	$56,807
Debt to Equity Ratio	0.14	0.30

The Company had working capital of $17,786,000 with a current ratio of 2.4 to 1 at September 30, 2004 as compared to working capital of $17,433,000 with a current ratio of 2.3 to 1 at March 31, 2004. Total borrowings outstanding, including Industrial Revenue Bonds of $3,340,000, were $9,065,000 with a debt to equity ratio of .14 to 1 at September 30, 2004 as compared to $17,080,000 with a debt to equity ratio of .30 to 1 at March 31, 2004. The decrease in total borrowings outstanding at September 30, 2004 was primarily attributable to net cash provided by operating activities of $7,089,000, proceeds from exercise of employee stock options of $784,000 and proceeds from the repayment of loans to officers in the amount of $428,000.

The Company has financed its operations primarily through cash flow from operations and borrowings from its existing credit facilities. The Company had a cash balance of $545,000 at September 30, 2004 and March 31, 2004.

The Company’s operating activities provided cash of $7,089,000 for the six months ended September 30, 2004 as compared to $6,998,000 provided for the six months ended September 30, 2003. Net cash provided for the six months ended September 30, 2004 consisted primarily of net income from operations, decreases in inventories, depreciation, amortization and increases in income taxes payable. These sources of cash more than offset the decreases in accounts payable and increases in accounts receivable. The decrease in accounts payable was due to purchasing strategies during the quarter ended March 31, 2004 so as to procure lower costs on certain inventory items.

Investing activities provided net cash of $142,000 and used net cash of $199,000 for the six months ended September 30, 2004 and September 30, 2003, respectively. The principal activity during the six months ended September 30, 2004 was repayment of loans to officers in the amount of $428,000, which was partially offset by $306,000 of cash used to purchase property and equipment.

Item 2.

Financing activities used cash of $7,231,000 for the six months ended September 30, 2004 compared to $7,122,000 used for the six months ended September 30, 2003. Financing activities consisted of net principal payments under the Company’s existing credit facility of $8,015,000. Other financing activities include cash proceeds from the exercise of stock options of $784,000.

At September 30, 2004, the Company had no material commitments for capital expenditures.

The Company believes that the anticipated future cash flow from operations, coupled with its cash on hand and available funds under its revolving credit agreement, will be sufficient to meet working capital requirements.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the alternate base rate of interest plus a spread of up to  3/4%, or at LIBOR rate plus a spread of up to 3 1/4%. The spread over the alternate base rate and LIBOR rates is determined based upon the Company’s performance with regard to agreed-upon financial ratios. The Company decides at its sole discretion as to whether borrowings will be at the alternate base rate or LIBOR. At September 30, 2004, $4,000,000 was outstanding under the credit facility. Changes in the alternate base rates or LIBOR rates during fiscal 2005 will have a positive or negative effect on the Company’s interest expense. Each 1% fluctuation in the interest rate will increase or decrease interest expense for the Company by approximately $40,000 on an annualized basis.

In addition, the Company is exposed to interest rate change market risk with respect to the proceeds received from the issuance and sale by the Buncombe County Industrial and Pollution Control Financing Authority Industrial Development Revenue Bonds. At September 30, 2004, $3,340,000 was outstanding for these Bonds. The Bonds bear interest at a variable rate determined weekly. During the six months ended September 30, 2004, the average interest rate on the Bonds approximated 1.3%. Each 1% fluctuation in interest rates will increase or decrease the interest expense on the Bonds by approximately $33,000 on an annualized basis.

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

Item 4.

Procedures and Controls

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2004. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the six months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

MEDICAL ACTION INDUSTRIES INC.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings against the Company or in which any of its property is subject.

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

A.	The Registrant held its Annual Meeting of Stockholders on August 5, 2004.

B.	Two Directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2007. The names of the Directors and votes cast in favor of their election and votes withheld are as follows:

Name	Votes for	Votes Withheld
Bernard Wengrover	9,115,784	267,865
Paul D. Meringolo	9,115,784	267,865

and, a nominee to serve in Class III until the Annual Meeting of Stockholders in 2005:

William W. Burke	9,115,784	267,865

C.	The stockholders approved a proposal to approve amendments to the Company’s 1994 Stock Incentive Plan (“Incentive Plan”) to require (i) stock awards granted thereunder not vest prior to one (1) year if based upon performance criteria; and three (3) years pro rata if time based, (ii) any such restriction not be waived except under certain circumstances; and, (iii) Stockholder approval in order to materially amend or increase any benefit under the Incentive Plan; 6,495,593 shares voted in favor of the proposal, 443,922 shares voted against and 33,179 shares abstained from voting.

D.	The stockholders also approved a proposal to ratify the appointment of Grant Thornton LLP as independent certified public accountants of the Company for the fiscal year ended March 31, 2005; 9,267,966 shares voted in favor of the proposal, 104,134 shares voted against and 11,549 shares abstained from voting.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1 and 31.2 – Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1 and 32.2 – Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

(i)	Current Report on Form 8-K dated July 23, 2004, covering Item 5.02. – Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers and Item 9.01. – Financial Statements and Exhibits

(ii)	Current Report on Form 8-K dated July 29, 2004, covering Item 7 – Financial Statements and Exhibits and Item 12 – Results of Operations and Financial Condition

(iii)	Current Report on Form 8-K dated August 6, 2004, covering Item 5.02. – Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers and Item 9.01. – Financial Statements and Exhibits

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICAL ACTION INDUSTRIES INC.

Dated: October 29, 2004	By:	/s/ Richard G. Satin
Richard G. Satin
Principal Financial Officer Vice President of Operations and General Counsel