Form 10-Q
period 2004-12-31
MEDICAL ACTION INDUSTRIES INC
filed 2005-02-04
CIK 748270

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 10,259,586 shares of common stock as of February 4, 2005.

Form 10-Q

Item 1.

MEDICAL ACTION INDUSTRIES INC.

Balance Sheets

(dollars in thousands)

ASSETS

	December 31, 2004	March 31, 2004
	(Unaudited)
CURRENT ASSETS:

Cash	$574	$545
Accounts receivable, less allowance for doubtful accounts of $367 at December 31, 2004 and $295 at March 31, 2004	10,557	10,670
Inventories, net	19,117	18,616
Prepaid expenses	689	551
Deferred income taxes	308	308
Prepaid income taxes	—	234
Other current assets	231	142

TOTAL CURRENT ASSETS:	31,476	31,066

Property, plant and equipment, net	12,749	13,654
Due from officers	—	92
Goodwill	37,085	37,085
Trademarks	666	666
Other intangible assets, net	2,012	2,213
Other assets	360	521

TOTAL ASSETS:	$84,348	$85,297

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

Balance Sheets

(dollars in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2004	March 31, 2004
	(Unaudited)
CURRENT LIABILITIES:

Accounts payable	$5,698	$5,828
Accrued expenses, payroll and payroll taxes	2,881	2,445
Accrued income taxes	718	—
Current portion of long-term debt	1,610	5,360

TOTAL CURRENT LIABILITIES:	10,907	13,633

Deferred income taxes	3,137	3,137
Long-term debt, less current portion	4,365	11,720

TOTAL LIABILITIES:	18,409	28,490

COMMITMENTS

SHAREHOLDERS’ EQUITY:

Common stock 15,000,000 shares authorized, $.001 par value; issued and outstanding 10,256,586 shares at December 31, 2004 and 10,194,036 shares at March 31, 2004	10	10
Additional paid-in capital, net	17,570	16,415
Retained earnings	48,359	40,382

TOTAL SHAREHOLDERS’ EQUITY:	65,939	56,807

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY:	$84,348	$85,297

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

Statements of Earnings

(dollars in thousands except per share data)

(Unaudited)

	Three Months Ended December 31,
	2004	2003
Net sales	$36,222	$33,014

Cost of sales	26,825	24,201

Gross profit	9,397	8,813

Selling, general and administrative expenses	4,832	4,716
Interest expense	61	208
Interest income	(2)	(18)

Income before income taxes	4,506	3,907
Income tax expense	1,659	1,483

Net income	$2,847	$2,424

Net income per share basic	$.28	$.24

Net income per share diluted	$.27	$.24

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

Statements of Earnings

(dollars in thousands except per share data)

(Unaudited)

	Nine Months Ended December 31,
	2004	2003
Net sales	$104,689	$95,991

Cost of sales	77,482	70,552

Gross profit	27,207	25,439

Selling, general and administrative expenses	14,272	13,481
Interest expense	254	782
Interest income	(10)	(53)

Income before income taxes	12,691	11,229
Income tax expense	4,714	4,245

Net income	$7,977	$6,984

Net income per share basic	$.78	$.70

Net income per share diluted	$.76	$.68

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Nine Months Ended December 31,
	2004	2003
OPERATING ACTIVITIES
Net income	$7,977	$6,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,723	1,683
Provision for doubtful accounts	72	63
Provision for impairment of property, plant and equipment	19	—
Loss on sale of property and equipment	77	63
Tax benefit from exercise of options	211	984
Changes in operating assets and liabilities:
Accounts receivable	41	(1,333)
Inventories	(501)	(1,239)
Prepaid expense and other current assets	(227)	(217)
Other assets	(150)	(98)
Accounts payable	(130)	(84)
Income taxes payable	952	1,539
Accrued expenses, payroll and payroll taxes	436	866

NET CASH PROVIDED BY OPERATING ACTIVITIES	10,500	9,211

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(430)	(373)
Proceeds from sale of property and equipment	28	98
Repayment of loans to officers	428	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	26	(275)

FINANCING ACTIVITIES
Proceeds from revolving line of credit and long term borrowings	26,950	20,630
Principal payments on revolving line of credit and long term debt	(38,055)	(29,005)
Proceeds from exercise of employee stock options	1,025	1,063
Payment of employee taxes in connection with exercise of stock options	(417)	(272)

NET CASH USED IN FINANCING ACTIVITIES	(10,497)	(7,584)

Increase in cash	29	1,352
Cash at beginning of year	545	892

Cash at end of period	$574	$2,244

Supplemental disclosures:
Interest paid	$297	$815
Income taxes paid	$3,561	$1,725

The accompanying notes are an integral part of these financial statements

Item 1.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine (9) month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ended March 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report for the year ended March 31, 2004.

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

Item 1.

Note 1. (continued)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
	(dollars in thousands except per share data)
Net income – as reported	$2,847	$2,424	$7,977	$6,984
Deduct: Total stock-based employee compensation expense determined under fair value based method from all awards, net of related tax effects	109	300	598	865

Net income – pro forma	$2,738	$2,124	$7,379	$6,119

Earnings per share – as reported:
Basic	$.28	$.24	$.78	$.70
Diluted	$.27	$.24	$.76	$.68
Earnings per share – pro forma
Basic	$.27	$.21	$.72	$.62
Diluted	$.26	$.21	$.71	$.60

Note 2. INVENTORIES

Inventories, which are stated at the lower of cost (first-in, first-out) or market, consist of the following:

	December 31, 2004	March 31, 2004
	(in thousands of dollars)
Finished Goods	$10,365	$9,753
Work in Process	174	—
Raw Materials	8,578	8,863

Total	$19,117	$18,616

Note 3. NET INCOME PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share is based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average prices during the periods. There were no shares excluded from the calculation of earnings for the three (3) and nine (9) months ended December 31, 2004. Excluded from the calculation of earnings per share are options to purchase 20,000 shares for the three (3) and nine (9) months ended

Item 1.

Note 3. (continued)

December 31, 2003, as their inclusion would not have been dilutive. The following table sets forth the computation of basic and diluted earnings per share for the three (3) and nine (9) months ended December 31, 2004 and for the three (3) and nine (9) months ended December 31, 2003.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
	(dollars in thousands except per share data)
Numerator:

Net income for basic and dilutive earnings per share	$2,847	$2,424	$7,977	$6,984

Denominator:

Denominator for basic earnings per share - weighted average shares	10,258,205	9,973,254	10,246,907	9,935,666

Effect of dilutive securities:

Employee and director stock options	213,886	278,494	196,541	254,376
Warrants	8,959	9,465	8,850	8,375

Dilutive potential common shares	222,845	287,959	205,391	262,751

Denominator for diluted earnings per share - adjusted weighted average Shares	10,481,050	10,261,213	10,452,298	10,198,417

Basic earnings per share	$.28	$.24	$.78	$.70

Diluted earnings per share	$.27	$.24	$.76	$.68

Note 4. SHAREHOLDERS’ EQUITY

For the three (3) and nine (9) months ended December 31, 2004, 22,050 and 61,500 stock options were exercised by employees and directors of the Company in accordance with the Company’s 1989 Non-Qualified Stock Option Plan, and the 1994 Stock Incentive Plan, respectively. The exercise price of the options exercised ranged from $4.00 per share to $13.97 per share for the three (3) months ended December 31, 2004 and $3.00 per share to $13.97 per share for the nine (9) months ended December 31, 2004.

Item 1.

Note 4. (continued)

The cash proceeds from these exercises were $241,000 and $1,025,000 for the three (3) and nine (9) months ended December 31, 2004, respectively. During the three (3) and nine (9) months ended December 31, 2004, the company repurchased and retired 21,000 shares of company stock privately held by an employee. The fair market value of the stock on the date of repurchase and retirement was $417,000. The company paid the value of the stock on behalf of the employee to taxing authorities, as permitted by the Company’s 1989 Non-Qualified Stock Option Plan. The plan allows employees to use mature shares to pay for tax liabilities that are incurred in connection with the exercise of stock options under the plan.

For the three (3) and nine (9) months ended December 31, 2003, 19,275 and 300,125 stock options were exercised by employees of the Company in accordance with the Company’s 1989 Non-Qualified Stock Option Plan and the 1994 Stock Incentive Plan, respectively. The exercise price of the options exercised ranged from $3.00 per share to $12.75 per share for the three (3) months ended December 31, 2003 and $2.88 per share to $12.75 per share for the nine (9) months ended December 31, 2003. The net cash proceeds from these exercises were $89,000 for the three (3) months ended December 31, 2003 and $1,063,000 for the nine (9) months ended December 31, 2003, respectively. During the nine (9) months ended December 31, 2003 the Company repurchased and retired 22,100 shares of Company stock privately held by employees. The fair market value of the stock on the date of repurchase and retirement was $272,000. The company paid the value of the stock on behalf of the employee to taxing authorities, as permitted by the Company’s 1989 Non-Qualified Stock Option Plan. The plan allows employees to use mature shares to pay for tax liabilities that are incurred in connection with the exercise of stock options under the plan. During the nine (9) months ended December 31, 2003, 2,500 warrants granted in July 2000 were exercised through the cashless exercise provision in the agreement, pursuant to which, 1,890 shares of the Company’s common stock were issued.

Note 5. IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 amends the guidance in Chapter 4 of Accounting Research Bulletin No. 43, “Inventory Pricing” to clarify the accounting for amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 requires that these types of items be recognized as current period charges as they occur. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this new accounting pronouncement is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123(R), “Accounting for Stock-Based Compensation” (“SFAS 123(R)”). SFAS 123(R) establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are

Item 1.

Note 5. (continued)

performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for the Company as of the beginning of the first interim reporting period that begins after June 15, 2005. The Company is currently evaluating the financial statement impact of the adoption of SFAS 123(R).

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statement

This report on Form 10-Q contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the future economic performance and financial results of the Company. The forward-looking statements relate to (i) the expansion of the Company’s market share, (ii) the Company’s growth into new markets, (iii) the development of new products and product lines to appeal to the needs of the Company’s customers, (iv) the procurement of export visas for raw materials for operating room towels from China, which may impact the availability and pricing of operating room towels, and (v) the retention of the Company’s earnings for use in the operation and expansion of the Company’s business.

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

Item 2.

Results of Operations

Nine Months ended December 31, 2004 compared to Nine Months ended December 31, 2003

Overview

The following table sets forth certain operational data for the periods indicated:

	Nine months ended December 31,
	2004	2003
	(dollars in thousands)
Net sales	$104,689	$95,991
Gross profit	$27,207	$25,439
Selling, general and administrative expenses	$14,272	$13,481
Income before taxes	$12,691	$11,229
Net income	$7,977	$6,984

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Nine months ended December 31,
	2004	2003
Net sales	100%	100%
Gross profit	26.0%	26.5%
Selling, general and administrative expenses	13.6%	14.0%
Income before taxes	12.1%	11.7%
Net income	7.6%	7.3%

The Company experienced its most successful nine months ever in terms of revenue and profitability. The Company’s revenue increased by 9% to $104,689,000 and its net income increased by 14% to $7,977,000 for the nine months ended December 31, 2004 over the nine months ended December 31, 2003.

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

Item 2.

Collection systems for the containment of medical waste is the Company’s largest product line. The primary raw material utilized in the manufacture of this product line is plastic resin. During fiscal 2004 and 2005, world events caused the cost of plastic resin to increase and be extremely volatile. The Company anticipates this volatility to continue in fiscal 2006. In the past, the Company has been able, from time to time, to increase selling prices for certain of these products to recover a portion of the increased cost. However, the Company is unable to give any assurance that it will be able to pass along future cost increases to its customers, if necessary.

Gross margin dollars increased primarily due to increased sales volume from greater domestic market penetration primarily of its minor procedure kits and trays product line. Gross margin as a percentage of sales decreased slightly primarily due to lower average selling prices from increased competition in the domestic market, increased costs on certain raw materials and increased shipping costs.

The Company’s financial condition was strengthened during the nine months ended December 31, 2004 as a result of net cash provided by operating activities of $10,500,000, which included $7,977,000 of net income and $1,723,000 of depreciation and amortization and net cash provided by investing activities of $26,000. Investing activities included the repayment of loans to officers in the amount of $428,000. The Company also received $608,000 in proceeds from the exercise of stock options. Those were the major factors in the Company’s net paydown of long-term debt of $11,105,000, during the nine months ended December 31, 2004 and corresponding reduction in the Company’s debt to equity ratio to .09 at December 31, 2004 from .30 at March 31, 2004.

Results of Operations

The following table sets forth the major sales variance components for the nine months ended December 31, 2004 versus December 31, 2003:

(dollars in thousands)

Nine months ended December 31, 2003 net sales	$95,991
New products	1,138
Volume of existing products	9,989
Price/mix	(2,429)

Nine months ended December 31, 2004 net sales	$104,689

Net sales for the nine months ended December 31, 2004 increased $8,698,000 or 9% to $104,689,000 from $95,991,000 for the nine months ended December 31, 2003. The increase in net sales was primarily attributed to a $4,759,000, or 20% increase in net sales of minor procedure kits and trays, a $1,135,000, or 7% increase in net sales of operating room towels, a $1,147,000, or 4% increase in net sales of containment systems, a $637,000 or 119% increase in net sales of patient slippers and a $678,000 or 30% increase in net sales of patient aids. Laparotomy sponge sales dollars decreased $179,000 or 2%. The increase in net sales was primarily attributed to $1,138,000 of net sales of new products, an increase of $9,989,000 due to increased sales volume of existing products and a decrease of $2,429,000 due to lower average selling prices and change in sales mix on existing products.

Item 2.

Net sales of minor procedure kits and trays, operating room towels, containment systems, patient slippers and patient aids increased primarily due to greater domestic market penetration. Unit sales of operating room towels increased 16% and average selling prices decreased 8%. Unit sales of laparotomy sponges increased 2% and average selling prices decreased 3%. Management believes that the decrease in average selling prices of operating room towels and laparotomy sponges was primarily due to increased competition in the domestic market, which it believes will continue throughout the remainder of fiscal 2005 and continue in fiscal 2006.

Gross profit for the nine months ended December 31, 2004 increased 7% to $27,207,000 from $25,439,000 for the nine months ended December 31, 2003. Gross profit as a percentage of net sales was 26.0% and 26.5% for the nine months ended December 31, 2004 and 2003, respectively. The increase in gross profit dollars was primarily attributable to the increase in net sales. The decrease in gross margin percentage was due primarily to lower average selling prices, increased purchase costs on certain raw materials and increased shipping costs.

The following table sets forth sales, cost of sales and selling, general and administrative expense data for the periods indicated:

	Nine months ended December 31,
	2004	2003
	(dollars in thousands)
Net sales	$104,689	$95,991
Cost of sales	77,482	70,552
Gross profit	$27,207	$25,439
Gross profit percentage	26.0%	26.5%
Selling, general and administrative expenses	$14,272	$13,481
As a percentage of net sales	13.6%	14.0%

Selling, general and administrative expenses for the nine months ended December 31, 2004 increased 6% to $14,272,000 from $13,481,000 for the nine months ended December 31, 2003. As a percentage of net sales, selling, general and administrative expenses decreased to 13.6% for the nine months ended December 31, 2004 from 14.0% for the nine months ended December 31, 2003. Selling, general and administrative expenses increased primarily due to the increased insurance expense associated with the Company’s growth, increased amortization of bank fees associated with accelerated principal payments, increased outside professional fees associated with Sarbanes-Oxley Section 404 compliance and increased payroll related expenses.

Interest expense for the nine months ended December 31, 2004 decreased 68% to $254,000 from $782,000 for the nine months ended December 31, 2003. The decrease in interest expense was attributable to a decrease in the average principal loan balances during the nine months ended December 31, 2004, as compared to the nine months ended December 31, 2003. The decrease in principal loan balances outstanding was primarily attributable to net cash provided by operating activities.

Item 2.

Net income for the nine months ended December 31, 2004 increased to $7,977,000 from $6,984,000 for the nine months ended December 31, 2003. The increase in net income is attributable to the aforementioned increase in net sales and gross profit and a decrease in interest expense, which were partially offset by an increase in selling, general and administrative expenses.

Three Months ended December 31, 2004 compared to Three Months ended December 31, 2003

Overview

The following table sets forth certain operational data for the periods indicated:

	Three months ended December 31,
	2004	2003
	(dollars in thousands)
Net sales	$36,222	$33,014
Gross profit	$9,397	$8,813
Selling, general and administrative expenses	$4,832	$4,716
Income before taxes	$4,506	$3,907
Net income	$2,847	$2,424

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Three months ended December 31,
	2004	2003
Net sales	100%	100%
Gross profit	25.9%	26.7%
Selling, general and administrative expenses	13.3%	14.3%
Income before taxes	12.4%	11.8%
Net income	7.9%	7.3%

The Company experienced its most successful quarter ever in terms of revenue and profitability. The Company’s revenue increased by 10% to $36,222,000 and its net income increased by 17% to $2,847,000 for the quarter ended December 31, 2004 over the quarter ended December 31, 2003.

Gross margin dollars increased primarily due to increased sales volume from greater domestic market penetration primarily of its minor procedure kits and trays product line. Gross margin as a percentage of sales decreased slightly primarily due to lower average selling prices from increased competition in the domestic market, increased costs on certain raw materials and increased shipping costs.

Item 2.

Results of Operations

The following table sets forth the major sales variance components for the quarter ended December 31, 2004 versus December 31, 2003:

(dollars in thousands)

Three months ended December 31, 2003 net sales	$33,014
New products	522
Volume of existing products	3,332
Price/mix	(646)

Three months ended December 31, 2004 net sales	$36,222

Net sales for the three months ended December 31, 2004 increased $3,208,000 or 10% to $36,222,000 from $33,014,000 for the three months ended December 31, 2003. The increase in net sales was primarily attributed to a $1,229,000, or 14% increase in net sales of minor procedure kits and trays, a $702,000, or 7% increase in net sales of containment systems, a $269,000, or 128% increase in net sales of patient slippers, a $318,000 or 45% increase in patient aids and a $235,000 or 4% increase in net sales of operating room towels. Laparotomy sponge sales dollars decreased $119,000 or 3%. The increase in net sales was primarily attributed to $522,000 of net sales of new products, an increase of $3,332,000 due to increased sales volume of existing products and a decrease of $646,000 due to lower average selling prices and change in sales mix on existing products.

Net sales of minor procedure kits and trays, operating room towels, patient aids, patient slippers and containment systems increased primarily due to greater domestic market penetration. Unit sales of operating room towels increased 16% and average selling prices decreased 10%. Unit sales of laparotomy sponges decreased less than 1% and average selling prices decreased 3%. Management believes that the decrease in average selling prices of operating room towels and laparotomy sponges was primarily due to increased competition in the domestic market, which it believes will continue throughout fiscal 2005 and into fiscal 2006.

Gross profit for the three months ended December 31, 2004 increased 7% to $9,397,000 from $8,813,000 for the three months ended December 31, 2003. Gross profit as a percentage of net sales was 25.9% and 26.7% for the three months ended December 31, 2004 and 2003, respectively. The increase in gross profit dollars was primarily attributable to the increase in net sales. The decrease in gross margin percentage was due primarily to lower average selling prices, increased purchase costs on certain raw materials and increased shipping costs.

Item 2.

The following table sets forth sales, cost of sales and selling, general and administrative expense data for the periods indicated:

	Three months ended December 31,
	2004	2003
	(dollars in thousands)
Net sales	$36,222	$33,014
Cost of sales	26,825	24,201
Gross profit	$9,397	$8,813
Gross profit percentage	25.9%	26.7%
Selling, general and administrative expenses	$4,832	$4,716
As a percentage of net sales	13.3%	14.3%

Selling, general and administrative expenses for the three months ended December 31, 2004 increased 2% to $4,832,000 from $4,716,000 for the three months ended December 31, 2003. As a percentage of net sales, selling, general and administrative expenses decreased to 13.3% for the three months ended December 31, 2004 from 14.3% for the three months ended December 31, 2003. Selling, general and administrative expenses increased primarily due to the increase in outside professional fees associated with Sarbanes-Oxley Section 404 compliance and increased payroll related expenses.

Interest expense for the three months ended December 31, 2004 decreased 71% to $61,000 from $208,000 for the three months ended December 31, 2003. The decrease in interest expense was attributable to a decrease in the average principal loan balances during the three months ended December 31, 2004, as compared to the three months ended December 31, 2003. The decrease in principal loan balances outstanding was primarily attributable to net cash provided by operating activities.

Net income for the three months ended December 31, 2004 increased to $2,847,000 from $2,424,000 for the three months ended December 31, 2003. The increase in net income is attributable to the aforementioned increase in net sales and gross profit and a decrease in interest expense, which were partially offset by an increase in selling, general and administrative expenses.

Item 2.

Liquidity and Capital Resources

The following table sets forth certain liquidity and capital resources data for the periods indicated:

	December 31, 2004	March 31, 2004
	(dollars in thousands)
Accounts Receivable, net	$10,557	$10,670
Days Sales Outstanding	27.4	30.1
Inventories, net	$19,117	$18,616
Inventory Turnover	5.5	5.4
Current Assets	$31,476	$31,066
Working Capital	$20,569	$17,433
Current Ratio	2.9	2.3
Total Borrowings	$5,975	$17,080
Shareholder’s Equity	$65,939	$56,807
Debt to Equity Ratio	0.09	0.30

The Company had working capital of $20,569,000 with a current ratio of 2.9 to 1 at December 31, 2004 as compared to working capital of $17,433,000 with a current ratio of 2.3 to 1 at March 31, 2004. Total borrowings outstanding, including Industrial Revenue Bonds of $3,250,000, were $5,975,000 with a debt to equity ratio of .09 to 1 at December 31, 2004 as compared to $17,080,000 with a debt to equity ratio of .30 to 1 at March 31, 2004. The decrease in total borrowings outstanding at December 31, 2004 was primarily attributable to net cash provided by operating activities of $10,500,000, proceeds from exercise of employee stock options of $608,000 and proceeds from the repayment of loans to officers in the amount of $428,000.

The Company has financed its operations primarily through cash flow from operations and borrowings from its existing credit facilities. The Company had a cash balance of $574,000 at December 31, 2004 and $545,000 at March 31, 2004.

The Company’s operating activities provided cash of $10,500,000 for the nine months ended December 31, 2004 as compared to $9,211,000 provided for the nine months ended December 31, 2003. Net cash provided for the nine months ended December 31, 2004 consisted primarily of net income from operations, depreciation, amortization and increases in income taxes payable. These sources of cash more than offset the increase in inventories. The increase in inventories was due to seasonal purchasing strategies during the quarter ended December 31, 2004 to ensure continuous supply on certain inventory items.

Investing activities provided net cash of $26,000 and used net cash of $275,000 for the nine months ended December 31, 2004 and December 31, 2003, respectively. The principal activity during the nine months ended December 31, 2004 was repayment of loans to officers in the amount of $428,000, which was offset by $430,000 of cash used to purchase property and equipment.

Item 2.

Financing activities used cash of $10,497,000 for the nine months ended December 31, 2004 compared to $7,584,000 used for the nine months ended December 31, 2003. Financing activities consisted of net principal payments under the Company’s existing credit facility of $11,105,000. Other financing activities include cash proceeds from the exercise of stock options of $608,000.

At December 31, 2004, the Company had no material commitments for capital expenditures.

The Company believes that the anticipated future cash flow from operations, coupled with its cash on hand and available funds under its revolving credit agreement, will be sufficient to meet working capital requirements.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the alternate base rate of interest plus a spread of up to  3/4%, or at LIBOR rate plus a spread of up to 3 1/4%. The spread over the alternate base rate and LIBOR rates is determined based upon the Company’s performance with regard to agreed-upon financial ratios. The Company decides at its sole discretion as to whether borrowings will be at the alternate base rate or LIBOR. At December 31, 2004, $2,725,000 was outstanding under the credit facility. Changes in the alternate base rates or LIBOR rates during fiscal 2005 will have a positive or negative effect on the Company’s interest expense. Each 1% fluctuation in the interest rate will increase or decrease interest expense for the Company by approximately $27,000 on an annualized basis.

In addition, the Company is exposed to interest rate change market risk with respect to the proceeds received from the issuance and sale by the Buncombe County Industrial and Pollution Control Financing Authority Industrial Development Revenue Bonds. At December 31, 2004, $3,250,000 was outstanding for these Bonds. The Bonds bear interest at a variable rate determined weekly. During the nine months ended December 31, 2004, the average interest rate on the Bonds approximated 1.5%. Each 1% fluctuation in interest rates will increase or decrease the interest expense on the Bonds by approximately $33,000 on an annualized basis.

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

Item 4.

Procedures and Controls

The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004. Based on this evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the nine months ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1 and 31.2 – Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1 and 32.2 – Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

(i) Current Report on Form 8-K dated October 25, 2004, covering Item 7.01. – Regulation FD Disclosure and Item 9.01. – Financial Statements and Exhibits

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICAL ACTION INDUSTRIES INC.

Dated: February 4, 2005	By:	/s/ Richard G. Satin
Richard G. Satin
Principal Financial Officer Vice President of Operations and General Counsel