Form 10-K
period 2005-03-31
MEDICAL ACTION INDUSTRIES INC
filed 2005-06-13
CIK 748270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                      to

Commission File No. 0-13251

MEDICAL ACTION INDUSTRIES INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2421849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 Prime Place, Hauppauge, New York	11788
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code: (631) 231-4600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒.

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the registrant’s Common Stock held by nonaffiliates of the registrant as of June 8, 2005 was approximately $162,000,000. As of June 8, 2005, registrant had outstanding approximately 10,312,532 shares of Common Stock.

Parts of the following documents are incorporated by reference to Parts I, II, III and IV of this Form 10-K Report: (1) Proxy Statement for registrant’s 2005 Annual Meeting of Stockholders and (2) registrant’s Annual Report to Stockholders for the fiscal year ended March 31, 2005.

PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Report includes “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “Forward-Looking Statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to the Company as of such date. The Company assumes no obligation to update any Forward-Looking Statement for any reason, except as required by law. In some cases, Forward Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends” or “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Factors That May Affect Future Results and Financial Condition” under Part One of this Report. All subsequent Forward-Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

ITEM ONE—BUSINESS

Company Background

Medical Action Industries Inc. (“Medical Action” or the “Company”) was incorporated under the laws of the State of New York on April 1, 1977, and re-incorporated under the laws of the State of Delaware on November 5, 1987. Headquartered in Hauppauge, New York, Medical Action develops, manufactures, markets and supplies a variety of disposable medical products. The Company’s products are marketed primarily to acute care facilities in domestic and certain international markets, and in recent years has expanded its end-user markets to include physician, dental and veterinary offices, out-patient surgery centers and long-term care facilities. Medical Action is a leading manufacturer and supplier of collection systems for the containment of medical waste, minor procedure kits and trays, sterile operating room towels and sterile laparotomy sponges. The Company’s products are marketed by its direct sales personnel, extensive network of distributors and manufacturers’ representatives. Medical Action has entered into preferred vendor agreements with national distributors, as well as sole source and/or committed contracts with group purchasing alliances. The Company also manufactures its products under private label programs to other distributors and medical suppliers. Medical Action’s manufacturing, packaging and warehousing activities are conducted in its Arden, North Carolina and Clarksburg, West Virginia facilities. The Company’s procurement of certain products and raw materials from the People’s Republic of China is administered by its office in Shanghai, China.

Business Strategy

The Company’s strategy is to focus its resources on entering new markets for its existing product lines, including alternate care, physician, veterinary and dental markets; accelerate the internal development of new products for its existing markets and pursuit of acquisitions which include products that complement existing product lines for utilization of the Company’s extensive sales and distribution channels; the introduction of its products into the international marketplace; and to increase productivity by maximizing the utilization of its existing facilities.

During the past several years, the Company has engaged in an active acquisition program completing nine transactions since 1994. These transactions include:

•	In August 1994, the Company acquired the disposable surgical products business of QuanTech, Inc. The acquired products include a proprietary surgical light handle cover, uniquely designed and patented, which is used as a sterile barrier on surgical light handles in the operating room. The acquired line also produces and markets needle counters, instrument pouches, magnetic instrument drapes, and related products used primarily in the operating room environment.

•	In January 1996, the Company acquired certain assets relating to the sterilization packaging, monitoring and contamination control products business of Lawson Mardon Medical Products, Inc. (“Lawson Mardon”). The primary products acquired from Lawson Mardon include sterility packaging, a line of sterilization indicators and integrators and such ancillary products as infectious waste bags, laboratory specimen bags and sterility maintenance covers. These products are used in hospital central supply, operating rooms and in physicians’ offices.

•	In October 1997, the Company acquired substantially all of the assets relating to the specialty packaging business of Dayhill Corporation (“Dayhill”). The acquired products principally consisted of collection systems for the containment and transport of biohazardous waste, including biohazard bags, autoclave bags, laboratory transport bags, zip lock bags and sponge counting bags.

•	In November 1997, the Company acquired the inventory of the former ATI PyMaH sterilization pouches from 3M.

•	In January 1998, the Company acquired the sponge counter product lines of Sage Products, Inc., which included a uniquely designed and patented surgical sponge counting system, SAFE-T-Count™, as well as a counting system known as Pocket Count™.

•	In March 1999, the Company acquired the medical products division of Acme United Corporation (“Acme Healthcare”). Acme Healthcare, one of the first companies to design and sell disposable instrument kits and trays, is principally comprised of three product categories – (i) kit and tray products, including suture removal trays, I.V. start kits, and central line trays; (ii) net, padding, wound care and antiseptic products, including Acu-Dyne®, an anti-microbial solution of povidone iodine which comes in various packages and applicators, and a line of proprietary Tubegauze® elastic netting used in dressing retention; and (iii) instrument packs, which include a broad line of sterile instruments, such as hemostats, scalpels, forceps and needle holders.

•	In November 2001, the Company acquired the business related to sterile kits for the insertion of intravenous catheters (“I.V. Start Kits”) and sterile procedure trays containing components necessary for the maintenance of large catheters inserted into the chest cavity (“Central Line Dressing Trays”) from Medi-Flex Hospital Products, Inc.

•	In June 2002, the Company acquired the specialty packaging and collection systems for the containment of infectious waste and sterilization products business of MD Industries. The acquired products principally consisted of sterilization packaging, and collection systems including laundry and linen collection bags, zip lock closure bags, patient belonging bags, equipment dust covers, water soluble laundry bags, chemotherapy waste collection bags and biohazard safety and collection bags.

•	In October 2002, the Company acquired the BioSafety Division of Maxxim Medical, Inc., which consisted of a line of sharps containment systems primarily for the alternate care market and a line of collection systems for the containment of infectious waste including laundry and linen collection bags, zip lock closure bags, patient belonging bags, equipment dust covers, water soluble laundry bags, chemotherapy waste collection bags and biohazard safety and collection bags.

The Company’s products are divided into four (4) categories:

•	Containment Systems for Medical Waste

•	Minor Procedure Kits and Trays

•	Operating Room Disposables and Sterilization Products

•	Dressings and Surgical Sponges

Within each of these categories are multiple product lines that have either been internally developed or acquired, as set forth below:

Containment Systems for Medical Waste

•	Biohazardous Waste Containment Bags

•	Autoclavable Bags

•	Non-infectious Medical Waste Bags

•	Chemotherapy Waste Containment Bags

•	Laundry and Linen Containment Bags

•	Laboratory Specimen Transport Bags

•	Patient Belongings Bags

•	Sharps Containment Systems

•	Equipment Dust Covers

•	Zip Closure Bags

•	Sterility Maintenance Covers

Minor Procedure Kits and Trays

•	I.V. Start Kits

•	Central Line Dressing Trays

•	Suture Removal Trays

•	General Purpose Instrument Trays

•	Venipuncture Trays

•	Laceration Trays

•	Instruments and Instrument Trays

•	Incision & Drainage Trays

•	Wound Dressing Change Trays

•	Sharp Debridement Trays

Operating Room Disposables and Sterilization Products

•	Absorbent Operating Room Towels

•	Surgical Marking Pens

•	Magnetic Drapes

•	Needle Counters

•	Light Shields

•	Convenience Kits

•	Surgical Headwear and Shoe Covers

•	Isolation Gowns

•	Sterilization Pouches

•	Sterilization Indicators

•	Sterilization Integrators

•	Bowie Dick Test Packs

•	Sealers and Cutters

•	Instrument Protection

•	Patient Aids

Dressings and Surgical Sponges

•	Burn Dressings

•	Disposable Laparotomy Sponges

•	Specialty Sponges

•	SOF KRIMP® Bandage Rolls

•	Gauze Sponges

•	Sponge Counting System

•	Conforming Bandage Rolls

•	SeproNet®

•	Tubegauz® Elastic Net

The following paragraphs contain a brief description of, and provide other information regarding, Medical Action’s key products:

Containment Systems for Medical Waste

Biohazardous Waste Containment and Autoclave Bags—various state and federal regulations require that infectious medical waste be collected, stored, transported and disposed of in specially designed and specifically labeled containers. The Company’s infectious waste collection bags, known as biohazard bags or “red bags”, are constructed from high quality resins with reinforced seals for puncture resistance to reduce the risk of leakage. The bags come in a variety of sizes, and are red, and are clearly labeled with the international biohazard symbol. Autoclave bags are designed to survive the heat generated in a steam autoclave and are used to contain infectious waste through steam sterilization and disposal.

Non-Infectious Medical Waste Containment Bags—Non-infectious medical waste and trash must be collected, stored, transported and disposed of in a separate waste stream from potentially infectious or biohazardous waste. The Company’s non-infectious medical waste bags come in a variety of sizes, materials, mil thicknesses and seal configurations to isolate the range of non-infectious medical waste generated at healthcare provider sites from collection to disposal.

Chemotherapy Waste Containment Bags and Sharps Containers—Waste contaminated with chemotherapeutic agents must be disposed of in a separate waste stream from normal infectious and non- infectious medical waste due to the toxic nature of many of these agents. The Company’s chemotherapy waste containment bags and sharps containers are made of special resins for the collection and containment of chemo waste through disposal.

Laundry and Linen Containment Systems and Disposable Bags—Infectious and non-infectious reusable laundry and linen must be collected in specifically designed and clearly labeled receptacles and be segregated from the infectious and non-infectious medical waste streams. The Company offers laundry and linen containment systems consisting of hamper style receptacles and disposable laundry and linen receptacle bags for the collection, storage and transportation of infectious and non-infectious laundry and linen.

Laboratory Specimen Transport Bags—Used to collect, transport and contain tissue samples and other patient specimens obtained from examinations, diagnostic, or surgical procedures. The bags feature a specimen compartment and documentation pouch to insure that specimens and paperwork do not become separated during transport.

Patient Belonging Bags—used to collect, contain and transport patient belongings from admission to discharge. The bags come in a variety of sizes, and thicknesses, and utilize a combination of handle, drawstring closure, and zip closure designs. These bags are often customized with hospital or healthcare facility logos and designs.

Sharps Containment Systems—various state and federal regulations require that certain infectious medical waste, such as needles and blades, be collected, contained, transported and disposed of in rigid containers. The Company’s sharps containers come in variety of sizes and configurations and are constructed from high quality resins protecting the public and healthcare workers from accidental stick injuries and potential transmission of pathogens in blood and body fluids. These containers are designed to be puncture resistant and to have torturous path means of egress once a contaminated device is placed inside.

Equipment Dust Covers—are used to for the protection of hospital equipment which is non-sterile. They provide a dust and dirt barrier for equipment that is stored between procedures.

Minor Procedure Kits and Trays

The Company offers kits and trays which are used for a wide variety of minor surgical and medical procedures. Kit components are determined by the procedural requirements and may be customized to accommodate individual hospital protocols and preferences. Procedural applications and typical components for the Company’s larger kits segments are as follows:

I.V. Start Kits—One of the most common medical procedures is intravenous administration of fluids and medications usually done through an I.V. catheter or needle which is inserted into a peripheral vein. Since infection at the site of the catheter insertion can become systemic and potentially serious. I.V. start kits are used to insure speed and efficiency of catheter insertion while promoting sound clinical protocol. Typical components include a tourniquet, antiseptic ampule or swab, gauze, alcohol prep pads and a dressing. The Company’s I.V. start kits are marketed under the ActaSept™ and Cepti-Seal® brands. For the fiscal year ended March 31, 2005, 2004 and 2003, I.V. Start Kits accounted for 12%, 11% and 9%, respectively, of the Company’s total sales.

Central Line Dressing Trays—Central line dressing trays are used to provide for cleansing and dressing placement at the site of a central venous catheter (CVC) which is typically placed in a vein in the patient’s chest area and is used for the rapid infusion of fluids and medications. Since infection at the site of catheter insertion can become systemic and represents a potentially serious medical complication, central line dressing kits facilitate fast and efficient dressing changes while allowing the clinician to maintain sterile technique. Typical components include an antiseptic ampule or swabs, gloves, gauze tape and a transparent dressing. The Company’s Central Line Dressing Trays are marketed under the ActaSept™ and Cepti-Seal® brands.

Suture Removal Trays—Post procedural suture removal is a medical procedure commonly performed in physicians’ offices, outpatient settings, and hospital emergency rooms among other acute and alternate care settings. The procedure requires precise instruments for grasping and cutting fine sutures. Typical suture removal tray components include Littauer scissors, alcohol prep pads, metal or plastic forceps and the Company’s proprietary ACU-dyne™ povidone iodine anti-microbial solution.

Laceration Trays—Laceration trays are used to facilitate closure of lacerations and other deep wounds. Use is primarily concentrated in hospital emergency rooms although they are sold in both acute and alternate care settings wherever emergency care is provided. Typical components are high quality disposable instruments including needle drivers, forceps, scissors and hemostats, as well as drapes for creation of a sterile field, gauze and syringes and needles for administration of a local anesthetic.

Instruments and Instrument Trays—The Company offers a broad array of high quality disposable needle holders, hemostats, various procedural scissors, scalpels and forceps. These instruments are available in stainless steel, bent wire, and plastic versions. They can be purchased in bulk, packaged sterile as individual instruments, or combined in custom sterile instrument trays.

Operating Room Disposables and Sterilization Products

Absorbent Operating Room Towels—The Company’s line of cotton absorbent operating room towels are used during surgery for drying hands, rolled up for propping instruments, on back tables and mayo stands for absorbing fluids, around the incision site for absorbing blood and to allow the surgeon to clip tubing and instruments close to the surgical site during the surgical procedure. Operating room towels are sold in sterile packaging for single (disposable) use and as a non-sterile component to be used with other health care companies’ products, primarily surgical pre-packaged procedure trays. For the fiscal years ended March 31, 2005, 2004, and 2003, operating room towels accounted for 16%, 17% and 20%, respectively, of the Company’s net sales.

Surgical Marking Pens—Used for marking the patient’s skin prior to making a surgical incision. Specifically designed so that the pen barrel fits comfortably in the surgeon’s hand and is made with gentian violet color ink. All pen barrels are embossed with a 5 cm. ruler and may also include a 15 cm. coated ruler and blank labels.

Needle Counters—Red plastic boxes manufactured from medical grade materials designed to resist breakage and punctures. They are produced with a variety of designs, including surgical grade magnets in order to facilitate sharps disposal, foam blocks and foam strips with varying count capacity and designs.

Disposable Surgical Light Handle Covers—Light ShieldsTM—A patented design assures a secure fit and acts as a sterile barrier on surgical light handles in the operating room. Light ShieldsTM are manufactured of a heavy gauge flexible plastic for the optimum assurance of a sterile barrier.

Convenience Kits—The Company offers its customers the ability to purchase multiple products packaged with its needle counters. The Company has the flexibility to package many different kits to individualize a hospital’s requirements.

Surgical Headwear and Shoe Covers—Worn by operating room and other critical care personnel these items prevent contamination of sterile and clean environments from dust and other gross contaminants as well as protection of healthcare worker apparel. Bouffant caps made of lightweight spunbond polypropylene and surgeon’s caps made of kaycel are comfortable and absorbent. Shoe covers are made of durable polypropylene and are available with a skid resistant coating.

Isolation Gowns—The Company’s line of disposable isolation gowns are used to prevent contamination of health care worker apparel during a variety of medical procedures. They are available in yellow fluid resistant spunbond cloth and impervious poly coated spunbond configurations.

Sterilization Pouches—Used to house instruments during the sterilization process and maintain sterility of the instrument until it is needed. The pouches are primarily used in hospital central supply, operating rooms and in physicians’ and dentists’ offices as well as in any environment where sterile instruments are needed. There are three different styles of pouches available—self seal, heat seal and rolls. The self seal is already sealed on three sides and includes a peel back adhesive strip on the bottom of the package, which when folded over will seal the package. The second type is heat seal, which is also sealed on three sides but needs a heat sealer to seal the fourth side. The Company also markets a roll product, where the user can pull as long a pouch as needed and then seal each end of the pouch.

Sterilization Monitoring Products—These are printed paper and chemical devices used to measure certain necessary parameters within a sterilization cycle. Predominate users include the hospital operating room which often houses steam sterilization units for unanticipated needs while cases are in progress, and the central sterile department which cleans, packages and sterilizes the bulk of reusable surgical supplies.

Indicators:	measures the presence of ETO or steam and temperature

Integrators:	a technology that gives a better assurance than traditional indicators that the proper parameters of sterilization were fulfilled, including time, temperature and moisture.

Bowie Dick Test Pack:	tests for residual air left in an autoclave from air leaks, insufficient vacuum or poor steam quality.

Prior to sterilization indicators and integrators are placed inside of the packaged products and sterilization pouches which are then distributed and used throughout the hospital, clinic or physician office environment.

Patient Aids

Crutches—Lightweight aluminum adjustable patient crutches complete with tips and pads. Push-button adjustable foot piece for fast, precise measuring and fitting. We offer a full range of sizes—child, youth, adult, and tall adult. Used to assist mobility in the event of a leg, foot, or ankle injury.

Walkers—Lightweight, high strength aluminum patient walkers. Contoured PVC handgrips for comfort and rubber tips for traction. They are available in a 1-button and 2-button version that facilitates folding of the walkers for easy storage and transport. Used to assist patient mobility for both the short and long term.

Canes—Lightweight, high strength aluminum patient canes that are fully height adjustable from 30” to 39” in 1” increments. PVC handgrip for comfort and non-slip rubber tip for stability. Used to assist patient mobility for both the short and long term.

Patient Slippers—Skid resistant patient slippers available in a full range of sizes from infant, toddler, youth, to adult (from small to XXL). Color coded by size. Used to prevent slipping and to provide warmth and comfort in both acute care and long-term care market settings.

Dressings and Surgical Sponges

Burn Dressings—The Company provides dry burn dressings and non-adherent gauze burn dressings. The dry burn dressings are composed of multiple layers of folded gauze that are typically customized for individual hospitals as to size, weave, folds, and stitching. The non-adherent dressings reduce sticking and skin removal during dressing changes, thereby alleviating trauma and pain to the wound site. The Company markets certain non-adherent burn dressings under the ActiGauz™ brand which has a patented break away feature of the non-adherent layer which improves patient comfort and permits visualization and cleansing of burn and graft sites while minimizing trauma from dressing removal.

Disposable Laparotomy Sponges—Laparotomy sponges are designed primarily for use during surgical procedures in hospitals and health facilities. They are single use (disposable) and made of gauze and sold in varying sizes and utilized for a multitude of purposes. Laparotomy sponges cover exposed internal organs, isolating them from the part of the body being operated upon. They also absorb blood and act as a buffer between medical instruments and the skin, thereby reducing trauma to the skin tissue caused by the medical instrument. Laparotomy sponges are sold in sterile packaging or as a non-sterile component to be used with other health care companies’ products, primarily surgical pre-packaged procedure trays. The Company’s laparotomy sponges contain an x-ray detectable element and loop handle in order to facilitate easy counting and identification in the operating room. For the fiscal years ended March 31, 2005, 2004, and 2003, laparotomy sponges accounted for 9%, 11% and 15% respectively, of the Company’s total sales.

Specialty Surgical Sponges—The Company’s line of specialty surgical sponges is an extension to its laparotomy sponge product line. They are single use (disposable) and made of gauze and sold in varying sizes and shapes. The design of these sponges is tailored to specific surgical applications for which a standard laparotomy sponge is sub-optimal. There are two classifications of specialty surgical sponges:

(a)	Specialty Sponges for Open Surgical Procedures—including Peanut, Kittner, and Cherry dissecting sponges, used for blunt tissue dissection and fluid absorption, Tonsil Sponges with abdominal tape strings for easy retrieval from narrow body cavities, Stick Sponges used for surgical prepping and fluid absorption in deeper body cavities, and Eye Spears for absorption during eye surgery.

(b)	Endoscopic Specialty Sponges—including Kittner, Cherry, and Bullet style dissecting sponges. Endoscopic specialty sponges are small sponges affixed to long fiberglass rods and are designed for performing blunt tissue dissection, fluid absorption, and anatomical manipulation through the narrow operating cannulae used in minimally invasive endoscopic surgery.

Gauze Sponges—Gauze sponges are used in the operating room as well as throughout the hospital. They are also used extensively throughout the alternate care market, including physicians’ offices, health clinics, and dentists’ offices and in veterinary practices. The Company also introduced gauze fluffs, which are pre-folded gauze sponges used for compression and absorption of blood and other fluids.

Sponge Counting System—The Company’s line of sponge counter bags is designed to facilitate and improve the post-procedural counting of surgical sponges. Peri-operative nursing protocol calls for a systematic count of used and unused sponges and instruments pre and post surgically to insure that foreign bodies are not left in the body cavity. The Company’s Pocket Count™ and patented SAFE-T-Count™ are clear faced opaque backed plastic bags with up to 10 sponge compartments. The compartments act as fluid receptacles while providing visualization of used sponges for fast and accurate post surgical counting.

Net, Padding and Wound Care—Includes proprietary Tubegauz® premium brand and SePro® value brand elastic nets, which are tubular bandages used for dressing retention. This category also includes Tubegauz® brand tubular gauze, which is used to bandage fingers, toes, hands, or other areas that require wrapping to bodily contours. Padding products are used as a protective cushioning material for sensitive areas, and are sold in styles that offer unique characteristics such as being mold-resistant, water-repellant or designs for improved air circulation.

Patents and Trademarks

The Company actively pursues a policy of seeking patent protection, both in the United States and abroad, for its proprietary technology. There can be no assurance that the Company’s patents will not be violated or that any issued patents will provide protection that has commercial significance. Litigation may be necessary to protect the Company’s patent position. Such litigation may be costly and time-consuming, and there can be no assurance that the Company will be successful in such litigation. Since no single patent covers product lines that constitute 5% or more of any sales of the Company for fiscal 2005, the Company does not believe that any violation of any patents owned by the Company would have a material adverse effect on it or its business prospects.

The Company owns several patents and trademarks. While it considers that in the aggregate the patents and trademarks are important in the operation of its business, it does not consider that any of them, or any group of them, are of such importance that termination would materially affect its business.

Although there is no assurance that other companies will not be successful in developing similar products without violating the rights of the Company, management does not believe that the invalidation of any patents owned by the Company would have a material adverse effect on it or its business prospects. While the protection of patents is important to the Company’s business, management does not believe any one patent is essential to the success of the Company.

The Company also relies on trade secrets and product advancement to maintain its competitive position. There can be no assurance that the Company will prevent the unauthorized disclosure or use of its trade secrets and know-how or that others may not independently develop similar trade secrets or know-how or obtain access to the Company’s trade secrets, know-how or proprietary technology.

Group Purchasing Agreements

Hospital chains and large buying groups have played, and are expected to continue to play, an increasingly significant role in the purchase of medical devices. In 2004, group purchasing organization (“GPO”) purchasing accounted for approximately $28 billion of sales in the medical products industry. In recent years, these groups have sought to narrow their list of suppliers. By acting as a supplier to a GPO the Company can operate its sales force much more efficiently. As a result, the Company’s sales force continues to call on facilities associated with these buying groups in order to improve compliance with these group purchasing agreements and improve market share. These agreements, which typically have no minimum purchase requirements, can be terminated on ninety (90) days advance notice. The termination or non-renewal of any of the agreements could have a material adverse effect on the Company’s business.

Competition

The markets in the Company’s product lines are highly competitive. In general, the Company’s products compete with the products of numerous major companies in the business of developing, manufacturing, distributing and marketing medical products. Some of these competitors have greater financial or other resources than the Company. The Company believes that the principal competitive factors in each of its markets are (i) product design, development and improvement, (ii) customer support; (iii) brand loyalty; and (iv) price. The Company emphasizes overall value through a combination of competitive pricing, product quality and customer service.

The competitors differ based upon the products being sold. In the sale of sterile laparotomy sponges, where Cardinal Health, Inc., the Kendall Company, a subsidiary of Tyco Industries, Inc. and Medline Industries, Inc. are competitors, Medical Action’s sales represent a significant share of the domestic market. The Company’s primary competitors in the sale of sterile operating room towels, in which the Company is also a leading supplier in the domestic market, are Cardinal Health, Inc., Medline Industries, Inc. and DeRoyal, Inc. Management believes that the breadth of its line of collection systems for the containment of medical waste is the most complete in the industry, where it competes with Cardinal Health, Inc., Donovan, Inc. and Heritage Bag Company. In the sale of minor procedure kits and trays where the Company has a significant market share, the Company’s primary competitors include Cardinal Health, Inc., Becton, Dickson and Co. and the Kendall Company, a subsidiary of Tyco Industries, Inc. In the sale of medical pouches to the hospital market, where the Company is one of the leading suppliers, the Company’s primary competitors include Cardinal Health, Inc. In the sale of operating room disposables, where the Company’s portion of the market is relatively insignificant, the Company’s primary competitor is Devon Industries, Inc., a subsidiary of Tyco Industries, Inc.

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

Regulation

As a manufacturer of medical devices, the Company is subject to regulation by, among other governmental entities, the U.S. Food and Drug Administration (“FDA”) and the corresponding agencies of the states and foreign countries in which the Company sells its products. These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the manufacture, testing and labeling of such devices, the maintenance of certain records, the tracking of devices and other matters. All medical devices are required to be registered with the FDA. The Company must update its establishment and listing information on an annual basis.

Pursuant to the Food, Drug and Cosmetic Act (“FDC Act”), medical devices intended for human use are classified into three categories, Classes I, II and III, on the basis of the controls deemed necessary by the FDA to reasonably assure their safety and effectiveness. Class I devices are subject to general controls (for example, labeling, premarket notification and adherence to good manufacturing practice regulations) and Class II devices are subject to general and special controls (for example, performance standards, post-market surveillance, patient registries and FDA guidelines). Generally, Class III devices are those which must receive premarket approval (“PMA”) from the FDA to ensure their safety and effectiveness (for example, life-sustaining, life-supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices. Class I devices, unless exempt, and Class II devices require premarket notification clearance pursuant to Section 510(k) of the FDC Act. Class III devices are required to have a PMA. A 510(k) premarket notification clearance indicates that the FDA agrees with an applicant’s determination that the product for which clearance has been sought is substantially equivalent to another medical device that has been previously marketed. To date, all of the Company’s products have received 510(k) clearances or are exempt from the 510(k) clearance process.

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

The Company is also required to register with the FDA as a device manufacturer and to comply with the FDA’s Good Manufacturing Practices under the Quality System Regulations (“GMP/QSR”). These regulations require that the Company manufacture its products and maintain its records in a prescribed manner with respect to manufacturing, testing and control activities. The Company’s manufacturing, quality control and quality assurance procedures and documents are inspected and evaluated periodically by the FDA.

The European Union has promulgated rules, under the Medical Devices Directive, or MDD, which require medical devices to bear the “CE mark”. The CE mark is an international symbol of adherence to quality assurance standards. The Company received ISO9001/EN46001 certification for its Arden, North Carolina manufacturing facility and has instituted all the systems necessary to meet the Medical Device Directive, thus acquiring the ability to affix the CE mark to certain products.

Sales, Marketing and Customers

The Company’s products are presently marketed and sold primarily to acute care facilities throughout the United States through a network of direct sales personnel and manufacturers’ representatives. In addition, the Company has expanded its target markets to include physician, dental and veterinary offices, out-patient surgery centers and long-term care facilities.

The Company’s sales representatives typically attempt to establish and maintain direct contact with medical professionals that directly utilize the Company’s products. As medical product purchases are typically made on a centralized basis by hospital purchasing departments, and increasingly by healthcare networks, sales representatives must also maintain relationships with purchasing department personnel. The Company has approximately 40 direct sales personnel and 1 manufacturers’ representative throughout the United States engaged in the sales and marketing of the Company’s products.

Sales are primarily made to independent distributors, who maintain sufficient inventory to service customer requirements. The Company’s distribution network is comprised of hospital distributors, alternate care distributors, physician distributors, veterinary distributors, dental distributors and industrial safety distributors covering the entire United States and certain international marketplaces. The Company’s products are typically purchased pursuant to purchase orders or supply agreements in which the purchaser specifies whether such products are to be supplied through a distributor or directly by the Company. The Company records sales upon the shipment of inventory to the distributor, at which time title passes to the distributor.

No individual customer or affiliated group of customer accounts accounted for more than 10% of the Company’s net sales in any of the past three fiscal years. Nevertheless, sales to Owens & Minor, Inc., Cardinal Health Inc. and McKesson General Medical, diversified distribution companies (the “Distributors”) accounted for approximately 33%, 18% and 9%, respectively, for the fiscal year ended March 31, 2005, 33%, 19%, and 10%, respectively, for the fiscal year ended March 31, 2004, and 34%, 20%, and 11% of net sales, respectively, for the fiscal year ended March 31, 2003. Although the Distributors may be deemed in a technical sense to be major purchasers of the Company’s products, the Distributors typically serve as a distributor under a purchase order or supply agreement between the customer and the Company and does not purchase for its own account. The Company, therefore, does not believe it is appropriate to categorize the Distributors as actual customers.

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

Research and Development

The Company is continually conducting research and developing new products utilizing a team approach that involves its engineering, manufacturing and marketing resources. Although the Company has developed a number of its own products, most of its research and development efforts have historically been directed towards product improvement and enhancements of previously developed or acquired products. Product development expenses were $429,000, $425,000, and $529,000 for the fiscal years ended March 31, 2005, 2004, and 2003, respectively.

Employees

As of June 1, 2005, the Company had approximately 377 full-time employees with 295 in manufacturing and distribution, 53 in marketing and sales, and 29 in administration. None of the Company’s employees are represented by a labor union. In connection with the Company’s acquisition in October 2002 of the BioSafety Division of Maxxim Medical, Inc., the employees in the Clarksburg, West Virginia facility were represented by the Chauffeurs, Teamsters and Helpers Local Union No. 175 (the “Union”). In December 2002, the employees of Clarksburg, West Virginia voted to decertify the Union of its representation. The Company believes that its employee relations are satisfactory.

Backlog

The Company does not believe that its backlog figures are necessarily indicative of its business since most hospitals and health related facilities order their products on a continuous basis and not pursuant to any contractual arrangements. Since typical shipment times range from two to five days, the Company must maintain sufficient inventories of all products at all times.

Raw Materials and Manufacturing

The principal raw materials used by the Company are a four-ply mesh gauze laparotomy sponge, cotton huck towel and various types of plastic resin. Other materials and supplies used by the Company include gauze, gauze sponges, injection molded and thermoformed plastics, medical instruments, various types of antiseptics and wound dressings, aluminum, foam, medical grade magnets and a variety of packaging material. Several of these raw materials are supplied from vendors outside the United States.

Medical Action’s variety of suppliers for raw materials and components necessary for the manufacture of its products, as well as its long term relationships with such suppliers, help to ensure the stability in its manufacturing process. Historically, Medical Action has not been materially affected by interruptions with such suppliers. However, if a supplier of significant raw materials, component parts, finished goods or services were to terminate its relationship with the Company, or otherwise cease supplying raw materials, component parts, finished goods or services consistent with past practices, the Company’s ability to meet its obligations to its customers may be disrupted. A disruption with respect to numerous products, or with respect to a few significant products, could have a material adverse effect on the Company’s business and financial condition.

The Company presently purchases its principal cotton raw materials primarily from the Peoples Republic of China and to a lesser extent, India and is currently sourcing instruments from Pakistan, a portion of its thermoform plastics from Taiwan, packaging material from the United Kingdom and needle counters from the People’s Republic of China. From time to time, the Company has purchased certain of its raw materials from a number of other countries including Mexico and the Dominican Republic. Some of the Company’s products are purchased as components or in final form, which are shipped to the Company’s manufacturing facility in Arden, North Carolina, where they are packaged. The Company’s sterilization pouches and minor procedure kits and trays are predominantly manufactured and/or assembled in the Company’s Arden, North Carolina manufacturing facility. The Company utilizes outside contract sterilization facilities for some of its products.

In the Company’s Clarksburg, West Virginia facility, where the Company manufactures its containment systems for medical waste, three (3) types of plastic resin are utilized in the various processes; (i) linear low density poly-ethylene; (ii) high density polyethylene; (iii) film extrusion polypropylene.

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

The Company’s sharps containers, manufactured by a third-party, are produced by blow-molding the plastic into an open mold, where air is then introduced into the mold, or by injection molding.

Available Information

The Company files annual, quarterly and current reports and other information with the SEC. These materials can be inspected and copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Copies of these materials may also be obtained by mail at prescribed rates from the SEC’s Public Reference Room at the above address. Information about the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the SEC’s Internet site is http://www.sec.gov.

The Company makes available, free of charge, on its Internet website, located at http://www.medical-action.com its most recent Annual Report on Form 10-K, its most recent Quarterly Report on Form 10-Q, any current reports on Form 8-K filed since the Company’s most recent Annual Report on Form 10-K and any amendments to such reports as soon as reasonably practicable following the electronic filing of such report with the SEC. In addition, the Company provides electronic or paper copies of its filings free of charge upon request.

Factors That May Affect Future Results and Financial Condition

The following factors, among others, could cause actual results to differ materially from its content in forward-looking statements made in this report and presented elsewhere by management from time-to-time. Such factors, among others may have a material adverse affect on our business, financial condition, and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors. Consequently, you should not consider any such list be a complete statement of all our potential risks or uncertainties. Because of these and other factors, past performance should not be considered an indication of future performance.

The Company may be unable to successfully manage growth, particularly if accomplished through acquisitions.

Successful implementation of the company’s business strategy will require that the Company effectively manage any associated growth. To manage growth effectively, the company’s management will need to continue to implement changes in certain aspects of the Company’s business, to enhance the Company’s information systems and operations to respond to increased demand, to attract and retain qualified personnel and to develop, train and manage an increasing number of management-level and other employees. Growth could place an increasing strain on the Company’s management, financial, marketing, distribution and other resources, and the Company could experience operating difficulties. Any failure to manage growth effectively could have a material adverse affect on the Company’s results of operations and financial condition.

To the extent that the Company grows through acquisition, it will face the additional challenges of integrating its current operations, culture, informational management systems and other characteristics with that of the acquired entity. The Company may incur significant expenses in connection with negotiating and consummating one or more transactions, and it may inherit certain liabilities in connection with the acquisition as a result of its failure to conduct adequate due diligence or otherwise. In addition, the Company may not realize competitive advantages, synergies or other benefits anticipated in connection with such acquisition. If the Company does not adequately identify targets for, or manage issues related to our future acquisitions, such acquisitions may have a negative adverse affect on the Company’s business and financial results.

In addition to the above risks, future acquisitions may result in the dilution of earnings and the amortization or write-off of goodwill and intangible assets, any of which could have a material adverse affect on our business, financial condition or results of operations.

The Company’s business is subject to the risks of international procurement.

A significant portion of the Company’s raw materials and finished goods are purchased from manufacturers in the People’s Republic of China. As a result, the Company’s international procurement operations are subject to the risks associated with such activities including, economic and labor conditions, international trade regulations (including tariffs and anti-dumping penalties), and changes in the value of the U.S. dollar versus the Chinese yuan. Although the Chinese yuan has traded virtually in a straight line for the past seven (7) years, recent economic and political pressure on the Chinese government to re-value the Chinese yuan against other currencies, including the dollar, could, if implemented, adversely impact the Company’s cost of goods sold and profitability.

In addition, the U.S. Government in May 2005 exercised a quota on any textile products from China in Category 632 of the Harmonized Tariff Schedule, which included the Company’s patient slippers. It is presently anticipated that no new product under this classification will be released from U.S. Customs until October 2005. If the Company is unable to redesign this product, or procure a similar product with a different country of origin, the Company could experience a potential shortage of patient slippers during such time, which could have a negative adverse effect on the Company’s financial results.

War, terrorism or public health issues could disrupt supply, delivery or demand of products which could negatively affect the Company’s obligations and performance.

War, terrorism or public health issues, whether in the U.S. or abroad, have caused and could continue to cause damage or disruption to international commerce by creating economic and political uncertainties that may have a strong negative impact on the global economy, the Company, and the Company’s suppliers or customers. Although it is impossible to predict the occurrences or consequences of any such events, such events could result in a decrease in demand for the Company’s products, make it difficult or impossible to deliver products to its customers, or to receive components or raw materials from its suppliers and could create delays and inefficiencies in the Company’s supply chain. The Company’s operating results and financial statements could be in the future adversely affected by these events.

Some of the Company’s manufacturing vendors and component suppliers have significant operations in various locations throughout Asia, including locations in Mainland China, Taiwan, the Hong Kong Special Administrative Region and Singapore, all of which were subject to the World Health Organization and Center for Disease Control and Prevention severe acute respiratory syndrome (SARS) travel advisories during fiscal 2004 and 2005. Should the severity of the SARs threat increase or other public health issues arise, the Company could be negatively impacted by the need for more stringent employee travel restrictions, additional limitations in the availability of freight services, governmental actions limiting the movement of products between various regions, and disruptions in the operations of the Company’s manufacturing vendors and component suppliers.

The loss or non-renewal of any of the Company’s group purchasing agreements could hurt our business by reducing revenues and profitability. Hospital chains and large buying groups have played, and are expected to continue to play, an increasingly significant role in the purchase of medical devices. In 2004, group purchasing organization (“GPO”) purchasing accounted for approximately $28 billion of sales in the medical products industry. In recent years, these groups have sought to narrow their list of suppliers. By acting as a supplier to a GPO the Company can operate its sales force much more efficiently. As a result, the Company’s sales force continues to call on facilities associated with these buying groups in order to improve compliance with these group purchasing agreements and improve market share. These agreements, which typically have no minimum purchase requirements, can be terminated on ninety (90) days advance notice. The termination or non-renewal of any of the agreements could cause a reduction in our sales through the loss of sales to purchasers who determine not to purchase from the Company on their own, which could result in a material adverse affect on our business and results of operations.

Future operating results are dependent upon the Company’s ability to obtain a sufficient supply of raw materials, some of which are available only from limited sources—volatility of resin cost.

Although most raw materials essential to the Company’s business are generally available from multiple sources, certain key components (including resin, which is the principal used in the manufacture of collection systems for the containment of medical waste) are currently obtained by the Company from limited sources. If a supplier of significant raw materials including component parts, finished goods or services were to terminate its relationship with the Company, or otherwise cease supplying raw materials, component parts, finished goods or services consistent with past practices, the Company’s ability to meet its obligations to its customers may be disrupted. A disruption with respect to numerous products, or with respect to a few significant products, could have a material adverse affect on the Company’s business and financial condition.

During fiscal 2004 and 2005, world events caused the price of oil to increase to historical new heights, causing the cost of resin to rise to unprecedented levels. The Company anticipates the volatility to continue in fiscal 2006. During the past two fiscal years, the Company has been able from time to time, to increase selling prices for certain of these products to recover a portion of the increased cost. However, there can be no assurance that the Company will be able to pass along future cost increases, if any, to its customers which could also have an adverse impact on the Company’s results of operations and financial condition.

The cost of designing, implementing and staffing an effective corporate governance program to meet current and proposed regulations could affect the Company’s future operating results.

The corporate governance programs at the Company anticipated much of what is included in the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). We had standards in place for dealing with issues of compliance training, board independence and made use of the lead director concept for committees of the Board of Directors, and an audit committee financial expert. However, as part of its continuing effort “to fill in the blanks” left by Congress, the SEC implemented rules under Section 404 of Sarbanes-Oxley requiring the Company to include in its annual report an internal control report which (i) confirms management’s obligation to establish and maintain adequate internal controls and procedures for financial reporting and (ii) assess, as of year end, the effectiveness of our internal controls and procedures for financial reporting. In addition, Section 404 requires the Company’s independent auditors to attest to, and report on, management’s assessment. Due to its broad scope of purpose, the time and expense required to enable the Company to comply with Section 404 could be substantial and affect the Company’s profitability. In addition there is no assurance that proposed rules such as enhanced shareholder access to the Company’s proxy materials, the expensing of stock options, and rules requiring expanded disclosure of the Company’s director nomination process and designation of an audit committee financial expert will not have an adverse effect on the Company’s future operating results.

The market price of the Company’s common stock has been, and may continue to be volatile.

The market price of the Company’s common stock has been, and may continue to be, highly volatile for various reasons, including the following:

•	the Company’s announcement of new products, or similar announcements by its competitors;

•	quarter-to-quarter variances in the Company’s financial results;

•	claims involving potential infringement of patents and other intellectual property rights;

•	analyst and other projections or recommendations regarding the Company’s common stock or medical device stocks generally;

•	any restatement of the Company’s financial statements or any investigation into the Company by the SEC or another regulatory authority;

•	a general decline, or rise, of stock prices in the capital markets generally; and

•	investors concerns regarding the credibility of corporate financial reporting and integrity of financial markets.

The Company quarterly revenue and operating results may fluctuate for a variety of reasons.

The Company’s profit margins vary among its products and its distribution channels. As a result, the overall profitability of the Company in any given period will depend, in part, on the product, geographic, and channel mix reflected in that period’s net sales.

The Company’s success depends largely on its ability to attract and retain key personnel.

Much of the future success of the Company depends on the continued service and availability of skilled personnel, including its Chief Executive Officer, members of its executive team, and those in manufacturing, marketing and information technology. The Company has relied on its ability to grant stock options as one mechanism for recruiting and retaining this highly skilled talent. Potential accounting regulations requiring the expensing of stock options may impair the Company’s future ability to provide these incentives without incurring significant compensation costs. There can be no assurance that the Company will continue to successfully attract and retain key personnel.

Failure of the Company’s information technology systems could adversely affect the Company’s future operating results.

Information technology system failures could disrupt the Company’s ability to function in the normal course of business by potentially causing delays or cancellation of customer orders, impeding the manufacture or shipment of products, or resulting in the unintentional disclosure of customer or Company information. Management has taken steps to address these concerns by its implementation of internal control measures. However, there can be no assurance that a system failure or data security breach will not have a material adverse affect on the Company’s results of operations.

During fiscal 2006, the Company will commence a new software implementation utilizing the SAP R-3 platform. The Company has estimated the cost of the implementation and the effective operational date for the new software. However, these estimates are based upon several factors including, the hiring and retaining of technical resources, availability of functional business people, accuracy of our current data, and additional requirements resulting from an acquisition, if any, during the implementation process. In the event that such factors are delayed or significantly modified, the cost of the implementation could be significantly increased and have a material effect on the Company’s business and financial condition.

Changes in accounting rules could adversely affect the Company’s future operating results.

Financial statements are prepared in accordance with U.S. generally accepted accounting principles. These principles are subject to interpretation by various governing bodies, including the FASB and the SEC, who interpret and create appropriate accounting regulations. A change from current accounting regulations can have a significant affect on the Company’s results of operations and could impact the manner in which the Company conducts business.

Unanticipated changes in the Company’s tax rates could affect its future results.

The Company’s future effective tax rates could be favorably or unfavorably affected by unanticipated changes in tax laws or their interpretation. In addition, the Company is subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse affect on its operating results and financial condition.

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

Sales to the Company’s three largest distributors accounted for more than 60% of total sales in each of the last three fiscal years. Although the distributors may be deemed in a technical sense to be major purchasers of the Company’s products, they serve, however, as a distributor under a purchase order or supply agreement between the customer and the Company, and do not purchase for their own accounts. The Company, therefore, does not believe it is appropriate to categorize its distributors as actual customers. However, in some cases, distributors compete with the Company on a private label basis, and if successful, sales of certain of the Company’s products could decline which may result in a material affect on the Company’s business and financial condition.

The Company’s products may be subject to recall or product liability claims.

The Company’s products are used in connection with surgical procedures and in other medical contexts in which it is important that those products function with precision and accuracy. If the Company’s products do not function as designed, or are designed improperly, the Company may be forced by regulatory agencies to withdraw such products from the market. In addition, if medical personnel or their patients suffer injury as a result of any failure of the Company’s products to function as designed, or an inappropriate design, the Company may be subject to lawsuits seeking significant compensatory and punitive damages. Any product recall or lawsuit seeking significant monetary damages may have a material affect on the Company’s business and financial condition.

A significant adverse change in, or failure to comply with, governing regulations could adversely affect the Company’s business.

Substantially all the Company’s products are “devices,” as defined in the Federal Food, Drug and Cosmetic Act (“FDA”), and the manufacture, distribution, record keeping, labeling and advertisement of the Company’s products is subject to regulation by the FDA in the United States and its equivalent regulatory agencies in various foreign countries in which the Company’s products are manufactured, distributed, labeled, offered and sold. Further, the Company is subject to continual review and periodic inspections at its current facilities with respect to the FDA’s Good Manufacturing Practices. The Company’s business and financial condition could be adversely affected if it is found to be out of compliance with governing regulations. In addition, if such regulations are amended to become more restrictive and costly to comply with, the costs of compliance could adversely affect the Company’s business and financial condition.

The Company is dependent on manufacturing and logistic services provided by third-parties and related risks.

Many of the Company’s products are manufactured in whole or part by third-party manufacturers, which are sold throughout the United States and other parts of the world. While outsourcing arrangements may lower the fixed cost of operations, they also reduce the Company’s direct control of production and distribution. It is uncertain what affect such diminished control will have on the quality or quantity of the products manufactured, or the flexibility of the Company to respond to changing market conditions. The Company also depends on third-party transportation companies to deliver supplies necessary to manufacture our products from vendors to the Company’s various facilities and to move the Company’s products to customers within and outside the United States. The Company’s manufacturing operations, and the operations of the transportation companies on which the Company depends, may be adversely affected by natural disasters and significant human events, such as a war, terrorist attack, riot, strike, slowdown or similar event. Any disruption in the Company’s manufacturing or transportation could materially adversely affect the Company’s ability to meet customer demands or its operations generally.

ITEM TWO—PROPERTIES

The Company owns (i) a 205,000 square foot manufacturing, warehouse and distribution facility located on approximately 32 acres in Arden, North Carolina, (ii) a 43,000 square foot manufacturing, warehouse and distribution facility located on approximately 15 acres in Clarksburg, West Virginia and (iii) a 12,000 square foot general office building on approximately 1.4 acres in Hauppauge, New York. In addition, the Company leases 2,550 square feet of general office space in Shanghai, China. Management believes that the Company’s facilities are adequate to meet its current needs and should continue to be adequate for the foreseeable future. The Company presently does not occupy any other facilities. Set forth below is a summary of the facilities owned by the Company.

Location	Primary Use	Square Feet
Arden, North Carolina	Manufacturing/Warehouse/Distribution	205,000(a)
Clarksburg, West Virginia	Manufacturing/Warehouse/Distribution	43,000(b)
Hauppauge, New York	Executive Offices	12,000(c)
Shanghai, China	General Office	2,550(d)

(a)	The principal manufacturing, distribution and warehouse facility of the Company is located on premises, which the Company owns in Arden, North Carolina. An Industrial Revenue Bond in the amount of $3,160,000 was outstanding as of March 31, 2005, which was used to acquire and renovate the facility and acquired certain manufacturing equipment.
(b)	The Clarksburg, West Virginia facility was acquired by the Company in October 2002 as part of its acquisition of the BioSafety Division of Maxxim Medical, Inc.
(c)	The Hauppauge, New York corporate offices were acquired by the Company in July 2000.
(d)	The Shanghai, China Office is leased for the two (2) year period ending January 31, 2006, at an annual rental of $62,000.00.

ITEM THREE—LEGAL PROCEEDINGS

The Company is a party to several lawsuits arising out of the conduct of its business in the ordinary course. While the results of such lawsuits cannot be predicted with certainty, management does not expect that the ultimate liabilities, if any, will have a material adverse effect on the financial position or results of operations of the Company.

ITEM FOUR—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

PART II

ITEM FIVE—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required by this Item is set forth in registrant’s 2005 Annual Report to Stockholders under the captions “Selected Financial Data” and “Stock Trading” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which information is hereby incorporated herein by reference.

ITEM SIX—SELECTED FINANCIAL DATA

The information required by this Item is set forth in registrant’s 2005 Annual Report to Stockholders contained under the caption “Selected Financial Data”, which information is hereby incorporated herein by reference.

ITEM SEVEN—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is set forth in registrant’s 2005 Annual Report to Stockholders contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which information is hereby incorporated herein by reference.

ITEM SEVEN (A)—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is set forth in registrant’s 2005 Annual Report to Stockholders contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which information is hereby incorporated herein by reference.

ITEM EIGHT—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is set forth in registrant’s 2005 Annual Report to Stockholders under the captions “Reports of Independent Registered Public Accounting Firm”, “Balance Sheets”, “Statements of Operations”, “Statement of Shareholders’ Equity”, “Statements of Cash Flows” and “Notes to Financial Statements”, which information is hereby incorporated herein by reference.

ITEM NINE—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM NINE (A)—CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 75 days of the filing date of this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in our reports filed or submitted under the Exchange Act.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART III

ITEM TEN, ELEVEN, TWELVE, THIRTEEN AND FOURTEEN

These items are incorporated by reference to the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders scheduled for August 4, 2005. The definitive Proxy Statement will be filed with the Commission not later than 120 days after March 31, 2005, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

PART IV

ITEM FIFTEEN—EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	(1) and (2) List of Financial Statements and Financial Statement Schedules

The following financial statements of Medical Action Industries Inc., included in its Annual Report to Stockholders for the year ended March 31, 2005, are incorporated by reference in Item 8:

Balance Sheets at March 31, 2005 and 2004

Statements of Operations for the Years Ended March 31, 2005, 2004 and 2003

Statement of Shareholders’ Equity for the Years Ended March 31, 2005, 2004 and 2003

Statements of Cash Flows for the Years Ended March 31, 2005, 2004 and 2003

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

(3)	Exhibits:

Exhibit No.
2.1	Agreement and Plan of Reorganization dated as of August 12, 1994 among Registrant, QuanTech Acquisition Corp. and QuanTech, Inc. (Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1995).

2.2	Purchase Agreement dated as of January 30, 1996 among Registrant, SBW Acquisition Corp., Lawson Mardon Medical Products, Inc. and Lawson Mardon Medical Products, a trading division of Lawson Mardon Packaging UK Ltd. (Exhibit 2 to the Company’s Current Report on Form 8-K dated February 6, 1996).

2.3	Asset Purchase Agreement dated as of March 9, 1999 between Acme United Corporation and Registrant (Exhibit 2 to the Company’s Current Report on Form 8-K dated April 1, 1999).

2.4	Asset Purchase Agreement dated as of October 3, 2001 between Medi-Flex Hospital Products, Inc. and Registrant (Exhibit 2 to the Company’s Current Report on Form 8-K dated November 30, 2001).

2.5	Asset Purchase Agreement dated as of May 9, 2002 between MD Industries Acquisition LLC and Registrant (Exhibit 2 to the Company’s current report on Form 8-K dated June 21, 2002).

2.6	Asset Purchased Agreement dated as of August 30, 2002, between Maxxim Medical, Inc. and Registrant (Exhibit 2 to the Company’s current report on Form 8-K dated October 25, 2002.

3.1	Certificate of Incorporation, as amended. (Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002)

3.2	By-Laws, as amended (Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1988).

10.1	1996 Non-Employee Director Stock Option Plan (Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1997).

10.2	Restricted Management Stock Bonus Plan, as amended (Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1988).

10.3	1989 Non-Qualified Stock Option Plan, as amended. (Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002)

10.4	1994 Stock Incentive Plan, as amended. (Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002.)

10.5	Employment Agreement dated as of February 1, 1993 between the Registrant and Paul D. Meringolo (Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1993).

10.6	Modification Agreement dated as of February 5, 1996 between the Registrant and Paul D. Meringolo (Exhibit 10 to the Company’s Current Report on Form 8-K dated February 7, 1996).

10.7	Modification Agreement dated as of May 28, 1997 between the Registrant and Paul D. Meringolo (Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1997).

10.8	Modification Agreement dated as of July 21, 1999 between the Registrant and Paul D. Meringolo (Exhibit 10 to the Company’s current report on Form 8-K dated July 30, 1999).

10.9	Modification Agreement dated as of May 31, 2000 between the Registrant and Paul D. Meringolo (Exhibit 10 to the Company’s current report on Form 8-K dated June 5, 2000).

10.10	Modification Agreement dated as of June 3, 2003 between the Registrant and Paul D. Meringolo (Exhibit 10 to the Company’s current report on Form 8-K dated June 3, 2003).

Exhibit No.

10.11	Revolving Credit Note and Agreement between the Registrant and a lending institution dated as of October 21, 2002. (Exhibit 10 to the Company’s Current Report on Form 8-K dated October 25, 2002.

10.12	Change in Control Agreement dated as of June 1, 1995 between the Registrant and certain executive officers (Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1995).

23.1*	Consent of Registered Independent Public Accounting Firm

99.1*	Additional Exhibit—Undertakings

99.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3*	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

Current Report on Form 8-K dated February 2, 2005 covering Item 7.01. —Regulation FD Disclosure and Item 9.01. —Financial Statements and Exhibits

(c)	Exhibits

The response to this portion of Item 16 is submitted as a separate section of this report.

(d)	Financial Statement Schedules

The response to this portion of Item 16 is submitted as a separate section of this report.

With the exception of the aforementioned information incorporated by reference in this Annual Report on Form 10-K, the Company’s Annual Report to Stockholders for the year ended March 31, 2005 is not to be deemed “filed” as part of this report.

*	Filed herewith

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of June, 2005.

MEDICAL ACTION INDUSTRIES INC.

By:	/s/ PAUL D. MERINGOLO
Paul D. Meringolo
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on June 10, 2005 by the following persons in the capacities indicated:

/s/ PAUL D. MERINGOLO Paul D. Meringolo	Chief Executive Officer, President and Director

/s/ RICHARD G. SATIN Richard G. Satin	Vice President-Operations, General Counsel, Corporate Secretary and Director (Principal Financial Officer)

/s/ BERNARD WENGROVER Bernard Wengrover	Director

/s/ PHILIP F. CORSO Philip F. Corso	Director

/s/ THOMAS A. NICOSIA Thomas A. Nicosia	Director

/s/ WILLIAM W. BURKE William W. Burke	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM ON SCHEDULE

To the Stockholders and Board of Directors

    Medical Action Industries Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the financial statements of Medical Action Industries Inc. referred to in our report dated May 23, 2005, which is included in the annual report to security holders and incorporated by reference in Part II of this form. Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

GRANT THORNTON LLP

New York, New York

May 23, 2005

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

MEDICAL ACTION INDUSTRIES INC.

ADDITIONS

Description	COL. A Balance at Beginning of Period	COL. B Additions Charged to Costs and Expenses	COL. C Charged to Other Accounts— Describe	COL. D Other Changes— Add (Deduct) Describe		COL. E Balance End of Period
Year ended March 31, 2005
Deducted from asset accounts:
Allowance for doubtful accounts	$294,561	$72,000	—	—		$366,561
Reserve for slow moving and obsolete inventory	$385,000	$552,143	—	($710,281	)(2)	$226,862
Total Valuation and Qualifying Accounts	$679,561	$602,330	—	($710,281)		$571,610

Year ended March 31, 2004
Deducted from asset accounts:
Allowance for doubtful accounts	$275,998	$51,000	—	($32,437	)(1)	$294,561
Reserve for slow moving and obsolete inventory	$612,756	$203,792	—	($431,548	)(2)	$385,000
Total Valuation and Qualifying Accounts	$888,754	$254,792	—	($463,985)		$679,561

Year ended March 31, 2003
Deducted from asset accounts:
Allowance for doubtful accounts	$233,998	$42,000	—	—		$275,998
Reserve for slow moving and obsolete inventory	$213,186	$399,570	—	—		$612,756
Total Valuation and Qualifying Accounts	$447,184	$441,570	—	—		$888,754

(1)	Write off of uncollectible account.
(2)	Disposal of slow moving and obsolete inventory.

S-1

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED March 31, 2005

MEDICAL ACTION INDUSTRIES INC.

(Exact name of registrant as specified in its charter)

EXHIBIT INDEX

Exhibit No.
23	Consent of Independent Registered Public Accounting Firm

99.1	Additional Exhibit – Undertakings

99.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002