Form 10-Q
period 2005-06-30
MEDICAL ACTION INDUSTRIES INC
filed 2005-08-03
CIK 748270

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 10,435,532 shares of common stock as of August 2, 2005.

Form 10-Q

Item 1.

MEDICAL ACTION INDUSTRIES INC.

Balance Sheets

(dollars in thousands)

ASSETS

	June 30, 2005	March 31, 2005
	(Unaudited)
CURRENT ASSETS:

Cash	$1,793	$549
Accounts receivable, less allowance for doubtful accounts of $385 at June 30, 2005 and $367 at March 31, 2005	12,005	11,486

Inventories, net	19,037	19,095
Prepaid expenses	1,025	662
Deferred income taxes	294	294
Prepaid income taxes	—	263
Other current assets	168	251

TOTAL CURRENT ASSETS:	34,322	32,600

Property, plant and equipment, net	12,681	12,946
Goodwill	37,085	37,085
Trademarks	666	666
Other intangible assets, net	1,877	1,944
Other assets	742	639

TOTAL ASSETS:	$87,373	$85,880

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

Balance Sheets

(dollars in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2005	March 31, 2005
	(Unaudited)
CURRENT LIABILITIES:

Accounts payable	$4,327	$5,817
Accrued expenses, payroll and payroll taxes	2,822	3,737
Accrued income taxes	722	—
Current portion of long-term debt	360	360

TOTAL CURRENT LIABILITIES:	8,231	9,914

Deferred income taxes	4,095	4,095
Long-term debt, less current portion	2,710	2,800

TOTAL LIABILITIES:	15,036	16,809

COMMITMENTS

SHAREHOLDERS’ EQUITY:

Common stock 15,000,000 shares authorized $.001 par value; issued and outstanding 10,360,532 shares at June 30, 2005 and 10,292,657 shares at March 31, 2005	10	10
Additional paid-in capital, net	18,778	17,997
Retained earnings	53,549	51,064

TOTAL SHAREHOLDERS’ EQUITY:	72,337	69,071

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY:	$87,373	$85,880

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

Statements of Operations

(dollars in thousands, except per share data)

	Three Months Ended June 30,
	2005	2004
	(Unaudited)	(Unaudited)
Net Sales	$35,976	$33,321

Cost of Sales	26,986	24,531

Gross Profit	8,990	8,790

Selling, general and administrative expenses	5,032	4,743
Interest expense	28	115
Interest income	(2)	(6)

Income before income taxes	3,932	3,938
Income tax expense	1,447	1,469

Net income	$2,485	$2,469

Net income per share basic	$.24	$.24

Net income per share diluted	$.24	$.24

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

Statement of Cash Flows

(dollars in thousands)

	Three Months Ended June 30,
	2005	2004
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net Income	$2,485	$2,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	385	404
Amortization	110	171
Provision for doubtful accounts	18	24
Loss on sale of property and equipment	—	16
Tax benefit from exercise of options	261	128
Changes in operating assets and liabilities:
Accounts receivable	(537)	1,031
Inventories	58	32
Prepaid expenses and other current assets	(279)	(204)
Other assets	(146)	(100)
Accounts payable	(1,490)	(491)
Income taxes	985	1,263
Accrued expenses, payroll and payroll taxes	(915)	(97)

NET CASH PROVIDED BY OPERATING ACTIVITIES	935	4,646

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(120)	(141)
Proceeds from the sale of property and equipment	—	1
Repayment of loans to officers	—	428

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(120)	288

FINANCING ACTIVITIES
Proceeds from revolving line of credit and long-term borrowings	10,325	8,725
Principal payments on revolving line of credit and long-term debt	(10,415)	(13,750)
Proceeds from exercise of employee stock options	519	645

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	429	(4,380)

Increase in cash	1,244	554
Cash at beginning of year	549	545

Cash at end of period	$1,793	$1,099

Supplemental Disclosures:
Interest paid	$20	$98
Income taxes paid	$201	$78

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three (3) month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended March 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report for the year ended March 31, 2005.

STOCK COMPENSATION

In accordance with the provisions of SFAS No. 123, the Company has elected to apply APB 25 and related interpretations in accounting for its employee and director stock-based awards. All employee and director stock-based awards were granted with an exercise price equal to the fair market value of the Company’s common stock on their date of grant.

Item 1.

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

	Three Months Ended June 30,
	2005	2004
	(dollars in thousands, except per share data)
Net income – as reported	$2,485	$2,469
Deduct: Total stock-based employee compensation expense determined under fair value based method from all awards, net of related tax effects	143	275

Net income – pro forma	$2,342	$2,194

Earnings per share – as reported:
Basic	$.24	$.24
Diluted	$.24	$.24
Earnings per share – pro forma
Basic	$.23	$.21
Diluted	$.23	$.21

Note 2. INVENTORIES

Inventories, which are stated at the lower of cost (first-in, first-out) or market, consist of the following:

	June 30, 2005	March 31, 2005
	(Unaudited)
	(dollars in thousands)
Finished Goods	$10,663	$11,603
Work in Process	151	—
Raw Materials	8,223	7,492

Total	$19,037	$19,095

On an ongoing basis, inventory quantities on hand are viewed and an analysis of the provision for excess and obsolete inventory is performed based primarily on the Company’s estimated sales forecast of product demand, which is based on sales history and anticipated future demand. Such provision for excess and obsolete inventory approximated $242,000 and $227,000 at June 30, 2005 and March 31, 2005, respectively.

Item 1.

Note 3. NET INCOME PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of potential common shares. Diluted earnings per share is based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average prices during the periods. Excluded from the calculation of earnings per share are options to purchase 187,500 shares for the three months ended June 30, 2005 and 0 for the three months ended June 30, 2004, as their inclusion would not have been dilutive. The following table sets forth the computation of basic and diluted earnings per share for the three months ended June 30, 2005 and for the three months ended June 30, 2004.

	Three Months Ended June 30,
	2005	2004
	(dollars in thousands, except per share data)
Numerator:

Net income for basic and dilutive earnings per share	$2,485	$2,469

Denominator:

Denominator for basic earnings per share - weighted average shares	10,315,417	10,227,914

Effect of dilutive securities:
Employee and director stock options	179,386	203,819
Warrants	805	8,917

Dilutive potential common shares	180,191	212,736

Denominator for diluted earnings per share - adjusted weighted average shares	10,495,608	10,440,650

Basic earnings per share	$.24	$.24

Diluted earnings per share	$.24	$.24

Item 1.

Note 4. STOCKHOLDERS’ EQUITY

For the three (3) months ended June 30, 2005, 67,875 stock options were exercised by employees of the Company in accordance with the Company’s 1989 Non-Qualified Stock Option Plan and the 1994 Stock Incentive Plan, respectively. The exercise price of the options exercised ranged from $2.88 per share to $13.30 per share, the net cash proceeds from these exercises were $519,000 for the three months ended June 30, 2005.

For the three months ended June 30, 2004, 51,000 stock options were exercised by employees of the Company in accordance with the Company’s 1989 Non-Qualified Stock Option Plan and the 1994 Stock Incentive Plan, respectively. The exercise price of the options exercised ranged from $3.00 per share to $13.30 per share, the net cash proceeds from these exercises were $645,000 for the three months ended June 30, 2004.

Note 5. IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 amends the guidance in Chapter 4 of Accounting Research Bulletin No. 43, “Inventory Pricing” to clarify the accounting for amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 requires that these types of items be recognized as current period charges as they occur. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this new accounting pronouncement is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123(R), “Accounting for Stock-Based Compensation” (“SFAS 123(R)”). SFAS 123(R) establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for the Company as of the beginning of the first interim reporting period for the fiscal year ended March 31, 2007. The Company is currently evaluating the financial statement impact of the adoption of SFAS 123(R).

In December 2004, the FASB issued FASB Staff Position No. 109-1 (“FSP 109-1”), “Application of SFAS No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” It is effective immediately. FSP 109-1 states that the tax deduction of qualified domestic production activities, which is provided by the American jobs Creation Act of 2004, will be treated as a special deduction as described in SFAS No. 109. Consequently, the impact of the deduction, which is effective January 1, 2005, will be reported in the period in which the deduction is claimed on the Company’s income tax returns. To date, FSP 109-1 has not had a material effect on the Company’s financial statements.

Item 2.

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

As of March 31, 2005, the Company has entered into a material commitment to purchase and implement an enterprise resource planning system. As of June 30, 2005, the Company has incurred $470,000 in costs related to this project which is included in other assets. Approximately $143,000 of these costs were incurred during the quarter ended June 30, 2005. It is anticipated that the total cost of the project will be approximately $2,200,000 and will be completed sometime during the third quarter of fiscal 2006.

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

Important factors and risks that could cause actual results to differ materially from those referred to in the forward-looking statements include, but are not limited to, the effect of economic and market conditions, the impact of the consolidation throughout the healthcare supply chain, the impact of healthcare reform, opportunities for acquisitions and the Company’s ability to effectively integrate acquired companies, the ability of the Company to maintain its gross profit margins, the ability to obtain additional financing to expand the Company’s business, the failure of the Company to successfully compete with the Company’s competitors that have greater financial resources, the loss of key management personnel or the inability of the Company to attract and retain qualified personnel, the impact of current or pending legislation and regulation, as well as the risks described from time to time in the Company’s filings with the Securities and Exchange Commission, which include this report on Form 10-Q and the Company’s annual report on Form 10-K for the year ended March 31, 2005.

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

Item 2.

uncertainties inherent in forward-looking statements, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

Three Months ended June 30, 2005 compared to Three Months ended June 30, 2004

Overview

The following table sets forth certain operational data for the periods indicated:

	Three months ended June 30, (dollars in thousands)
	2005	2004
	(Unaudited)	(Unaudited)
Net sales	$35,976	$33,321
Gross profit	$8,990	$8,790
Selling, general and administrative expenses	$5,032	$4,743
Income before taxes	$3,932	$3,938
Net income	$2,485	$2,469

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Three months ended June 30,
	2005	2004
Net sales	100%	100%
Gross profit	25.0%	26.4%
Selling, general and administrative expenses	14.0%	14.2%
Income before taxes	10.9%	11.8%
Net income	6.9%	7.4%

The Company’s revenue increased by 8% to $35,976,000 and its net income increased by .1% to $2,485,000 for the quarter ended June 30, 2005 over the quarter ended June 30, 2004.

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

Item 2.

Containment systems for medical waste is the Company’s largest product line. The primary raw material utilized in the manufacture of this product line is plastic resin. During fiscal 2005, world events caused the cost of plastic resin to increase and be extremely volatile. The volatility continued during the quarter ended June 30, 2005 and the Company anticipates this to continue throughout fiscal 2006. In the past, the Company has been able, from time to time, to increase selling prices for certain of these products to recover a portion of the increased cost. However, the Company is unable to give any assurance that it will be able to pass along future cost increases to its customers, if necessary.

Gross margin dollars increased primarily due to increased sales volume from greater domestic market penetration primarily of its minor procedure kits and trays product line and its containment systems for medical waste product line. Gross margin as a percentage of sales decreased primarily due to lower average selling prices due to increased competition in the domestic market in its operating room towel and laparotomy sponge product lines and increases in raw materials primarily in its containment system for medical waste product line.

The Company’s financial condition was strengthened during the quarter ended June 30, 2005 as a result of net cash provided by operating activities of $935,000, which included $261,000 of tax benefit from exercise of stock options. The Company also received $519,000 in proceeds from the exercise of stock options. Those were the major factors in the Company’s increase in cash of $1,244,000 and corresponding increase in the Company’s current ratio to 4.1 at June 30, 2005 from 3.3 at March 31, 2005.

Results of Operations

The following table sets forth the major sales variance components for the quarter ended June 30, 2005 versus June 30, 2004:

(dollars in thousands)
Quarter ended June 30, 2004 net sales	$33,321
New products	215
Volume of existing products	2,925
Price/sales mix	(485)

Quarter ended June 30, 2005 net sales	$35,976

Net sales for the three months ended June 30, 2005 increased $2,655,000 or 8% to $35,976,000 from $33,321,000 for the three months ended June 30, 2004. The increase in net sales of $2,655,000 was primarily attributed to a $1,523,000 or 17% increase in net sales of containment systems for medical waste and a $1,199,000 or 13% increase in net sales of minor procedure kits and trays. Laparotomy sales dollars decreased $142,000 or 4%. Net sales of operating room towels increased $10,000 or .1%. The increase in net sales was primarily attributed to $215,000 of net sales of new products, an increase of $2,925,000 due to increased sales volume of existing products and a decrease of $485,000 due to lower average selling prices and change in sales mix on existing products.

Item 2.

Net sales of containment systems for medical waste and minor procedure kits and trays increased primarily due to greater domestic market penetration. Unit sales of operating room towels increased 11% and average selling prices decreased 9%. Unit sales of laparotomy sponges increased .1% and average selling prices decreased 4%. Management believes that the decrease in average selling prices of operating room towels was primarily due to increased competition in the domestic market, which it believes will continue throughout fiscal 2006.

Gross profit for the three months ended June 30, 2005 increased 2% to $8,990,000 from $8,790,000 for the three months ended June 30, 2004. Gross profit as a percentage of net sales for the three months ended June 30, 2005 decreased to 25% from 26% for the three months ended June 30, 2004. The increase in gross profit dollars was primarily attributable to the increase in net sales. The decrease in gross margin percentage was due primarily to lower average selling prices of certain product lines and increased purchase costs on certain raw materials.

The following table sets forth sales, cost of sales and selling, general and administrative expense data for the periods indicated:

	Three months ended June 30,
	2005	2004
	(dollars in thousands)
Net sales	$35,976	$33,321
Cost of sales	26,986	24,531
Gross profit	$8,990	$8,790
Gross profit percentage	25.0%	26.4%
Selling, general and administrative expenses	$5,032	$4,743
As a percentage of net sales	14.0%	14.2%

Selling, general and administrative expenses for the three months ended June 30, 2005 increased 6% to $5,032,000 from $4,743,000 for the three months ended June 30, 2004. As a percentage of net sales, selling, general and administrative expenses decreased to 14.0% for the three months ended June 30, 2005 from 14.2% for the three months ended June 30, 2004. Selling, general and administrative expenses increased primarily due to increased salary and related expenses as a result of the Company’s current and anticipated future growth.

Interest expense for the three months ended June 30, 2005 decreased 76% to $28,000 from $115,000 for the three months ended June 30, 2004. The decrease in interest expense was attributable to a decrease in the average principal loan balances during the three months ended June 30, 2005, as compared to the three months ended June 30, 2004. The decrease in principal loan balances outstanding was primarily attributable to net cash provided by operating activities.

Net income for the three months ended June 30, 2005 increased to $2,485,000 from $2,469,000 for the three months ended June 30, 2004. The increase in net income is attributable to the aforementioned increase in net sales and gross profit and a decrease in interest expense, which were partially offset by an increase in selling, general and administrative expenses.

Item 2.

Liquidity and Capital Resources

The following table sets forth certain liquidity and capital resources data for the periods indicated:

	June 30, 2005	March 31, 2005
	(dollars in thousands)
	(Unaudited)
Accounts Receivable, net	$12,005	$11,486
Days Sales Outstanding	30.0	28.2
Inventories, net	$19,037	$19,095
Inventory Turnover	5.7	5.7
Current Assets	$34,322	$32,600
Working Capital	$26,091	$22,686
Current Ratio	4.1	3.3
Total Borrowings	$3,070	$3,160
Shareholder’s Equity	$72,337	$69,071
Debt to Equity Ratio	0.04	0.05

The Company had working capital of $26,091,000 with a current ratio of 4.1 to 1 at June 30, 2005 as compared to working capital of $22,686,000 with a current ratio of 3.3 to 1 at March 31, 2005. Total borrowings outstanding were $3,070,000 with a debt to equity ratio of .04 to 1 at June 30, 2005 as compared to $3,160,000 with a debt to equity ratio of .05 to 1 at March 31, 2005. The increase in cash at June 30, 2005 was primarily attributable to net cash provided by operating activities of $935,000 and proceeds from exercise of employee stock options of $519,000.

The Company has financed its operations primarily through cash flow from operations and borrowings from its existing credit facilities. At June 30, 2005 the Company had a cash balance of $1,793,000 compared to $549,000 at March 31, 2005.

The Company’s operating activities provided cash of $935,000 for the three months ended June 30, 2005 as compared to $4,646,000 provided for the three months ended June 30, 2004. Net cash provided for the three months ended June 30, 2005 consisted primarily of net income from operations, depreciation and amortization and increases in income taxes payable. These sources of cash more than offset the increase in prepaid expenses associated with annual insurance premiums paid in the first quarter and decreases in accounts payable and accrued expenses, payroll and payroll taxes. The decrease in accounts payable was due to purchasing strategies during the quarter ended March 31, 2005. The decreases in accrued expenses, payroll and payroll taxes, was primarily due to payment of fiscal 2005 commissions and bonuses.

Investing activities used net cash of $120,000 and provided net cash of $288,000 for the three months ended June 30, 2005 and June 30, 2004, respectively. The principal activity during the three months ended June 30, 2005 were purchases of property and equipment totaling $120,000.

Item 2.

Financing activities provided cash of $935,000 for the three months ended June 30, 2005 compared to $4,380,000 used for the three months ended June 30, 2004. Financing activities consisted of net principal payments under the Company’s existing credit facility and Industrial Development Revenue Bonds of $90,000. Other financing activities include cash proceeds from the exercise of stock options of $519,000.

As of March 31, 2005, the Company has entered into a material commitment to purchase and implement an enterprise resource planning system. As of June 30, 2005 the Company has incurred $470,000 in costs related to this project which is included in other assets. Approximately $143,000 of these costs were incurred during the quarter ended June 30, 2005. It is anticipated that the total cost of the project will be approximately $2,200,000 and will be completed sometime during the third quarter of fiscal 2006.

The Company believes that the anticipated future cash flow from operations, coupled with its cash on hand and available funds under its revolving credit agreement, will be sufficient to meet working capital requirements.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the alternate base rate of interest plus a spread of up to  3/4%, or at LIBOR rate plus a spread of up to 3 1/4%. The spread over the alternate base rate and LIBOR rates is determined based upon the Company’s performance with regard to agreed-upon financial ratios. The Company decides at its sole discretion as to whether borrowings will be at the alternate base rate or LIBOR. At June 30, 2005, there was no outstanding balance under the credit facility. Changes in the alternate base rates or LIBOR rates during fiscal 2006 will have a positive or negative effect on the Company’s interest expense.

In addition, the Company is exposed to interest rate change market risk with respect to the proceeds received from the issuance and sale by the Buncombe County Industrial and Pollution Control Financing Authority Industrial Development Revenue Bonds. At June 30, 2005, $3,070,000 was outstanding for these Bonds. The Bonds bear interest at a variable rate determined weekly. During the three months ended June 30, 2005, the average interest rate on the Bonds approximated 2.8%. Each 1% fluctuation in interest rates will increase or decrease the interest expense on the Bonds by approximately $31,000 on an annualized basis.

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

Item 4.

Procedures and Controls

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2005. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

MEDICAL ACTION INDUSTRIES INC.

PART II – OTHER INFORMATION

Item1.	Legal Proceedings

There are no material legal proceedings against the Company or in which any of its property is subject.

Item 2.	Changes in Securities

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

31.1 and 31.2 – Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1 and 32.2 – Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

(i) Current Report on Form 8-K dated June 1, 2005, covering Item 7.01 – Results of Operations and Financial Condition and Item 9.01 – Financial Statement and Exhibits

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICAL ACTION INDUSTRIES INC.

Dated: August 2, 2005	By:	/s/ Richard G. Satin
Richard G. Satin
Principal Financial Officer Vice President of Operations and General Counsel