Form 10-Q
period 2005-09-30
MEDICAL ACTION INDUSTRIES INC
filed 2005-11-08
CIK 748270

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Yes  ☑    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-b of the Exchange Act).

Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 10,458,232 shares of common stock as of November 8, 2005.

Form 10-Q

Item 1.

MEDICAL ACTION INDUSTRIES INC.

Balance Sheets

(dollars in thousands)

	September 30, 2005	March 31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$6,824	$549
Accounts receivable, less allowance for doubtful accounts of $403 at September 30, 2005 and $367 at March 31, 2005	12,867	11,486
Inventories, net	18,013	19,095
Prepaid expenses	870	662
Deferred income taxes	294	294
Prepaid income taxes	—	263
Other current assets	225	251

TOTAL CURRENT ASSETS:	39,093	32,600

Property, plant and equipment, net	12,563	12,946
Goodwill	37,085	37,085
Trademarks	666	666
Other intangible assets, net	1,810	1,944
Other assets	936	639

TOTAL ASSETS:	$92,153	$85,880

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

Balance Sheets

(dollars in thousands)

	September 30, 2005	March 31, 2005
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,093	$5,817
Accrued expenses, payroll and payroll taxes	2,924	3,737
Accrued income taxes	461	—
Current portion of long-term debt	360	360

TOTAL CURRENT LIABILITIES:	8,838	9,914
Deferred income taxes	4,095	4,095
Long-term debt, less current portion	2,620	2,800

TOTAL LIABILITIES:	15,553	16,809

COMMITMENTS

SHAREHOLDERS’ EQUITY:
Common stock 15,000,000 shares authorized, $.001 par value; issued and outstanding 10,457,032 shares at September 30, 2005 and 10,292,657 shares at March 31, 2005	10	10
Additional paid-in capital, net	20,077	17,997
Retained earnings	56,513	51,064

TOTAL SHAREHOLDERS’ EQUITY:	76,600	69,071

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY:	$92,153	$85,880

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

Statements of Earnings

(dollars in thousands except per share data)

(Unaudited)

	Three Months Ended September 30,
	2005	2004
Net sales	$37,595	$35,146
Cost of sales	27,778	26,126

Gross profit	9,817	9,020
Selling, general and administrative expenses	5,097	4,697
Interest expense	10	78
Interest income	(18)	(2)

Income before income taxes	4,728	4,247
Income tax expense	1,764	1,586

Net income	$2,964	$2,661

Net income per share basic	$.28	$.26

Net income per share diluted	$.28	$.26

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

Statements of Earnings

(dollars in thousands except per share data)

(Unaudited)

	Six Months Ended September 30,
	2005	2004
Net sales	$73,571	$68,467
Cost of sales	54,764	50,657

Gross profit	18,807	17,810
Selling, general and administrative expenses	10,129	9,440
Interest expense	38	193
Interest income	(20)	(8)

Income before income taxes	8,660	8,185
Income tax expense	3,211	3,055

Net income	$5,449	$5,130

Net income per share basic	$.53	$.50

Net income per share diluted	$.52	$.49

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Six Months Ended September 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$5,449	$5,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	803	814
Amortization	224	342
Provision for doubtful accounts	36	48
Provision for impairment of property, plant and equipment	—	75
Loss on sale of property and equipment	—	36
Tax benefit from exercise of options	533	145
Changes in operating assets and liabilities:
Accounts receivable	(1,417)	(288)
Inventories	1,082	437
Prepaid expense and other current assets	(182)	(139)
Other assets	(387)	(100)
Accounts payable	(724)	(957)
Income taxes payable	724	837
Accrued expenses, payroll and payroll taxes	(813)	709

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,328	7,089

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(420)	(306)
Proceeds from sale of property and equipment	—	20
Repayment of loans to officers	—	428

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(420)	142

FINANCING ACTIVITIES
Proceeds from revolving line of credit and long term borrowings	11,875	15,700
Principal payments on revolving line of credit and long term debt	(12,055)	(23,715)
Proceeds from exercise of employee stock options	1,547	784

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,367	(7,231)

Increase in cash	6,275	—
Cash at beginning of year	549	545

Cash at end of period	$6,824	$545

Supplemental Disclosures:
Interest paid	$78	$330
Income taxes paid	$1,952	$2,082

The accompanying notes are an integral part of these financial statements

Item 1.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six (6) month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended March 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report for the year ended March 31, 2005.

STOCK COMPENSATION

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, the Company has elected to apply Accounting Principles Board Opinion (“APB”) No. 25 and related interpretations in accounting for its employee and director stock-based awards. All employee and director stock-based awards were granted with an exercise price equal to the fair market value of the Company’s common stock on their date of grant.

Item 1.

Note 1. (continued)

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
	(dollars in thousands except per share data)
Net income – as reported	$2,964	$2,661	$5,449	$5,130
Deduct: Total stock-based employee compensation expense determined under fair value based method from all awards, net of related tax effects	217	222	359	483

Net income – pro forma	$2,747	$2,439	$5,090	$4,647
Earnings per share – as reported:
Basic	$.28	$.26	$.53	$.50
Diluted	$.28	$.26	$.52	$.49
Earnings per share – pro forma
Basic	$.26	$.24	$.49	$.45
Diluted	$.26	$.23	$.49	$.45

Note 2. INVENTORIES

Inventories, which are stated at the lower of cost (first-in, first-out) or market, consist of the following:

	September 30, 2005	March 31, 2005
	(Unaudited)
	(in thousands of dollars)
Finished Goods	$11,088	$11,603
Work in Process	159	—
Raw Materials	6,766	7,492

Total	$18,013	$19,095

On an ongoing basis, inventory quantities on hand are viewed and an analysis of the provision for excess and obsolete inventory is performed based primarily on the Company’s estimated sales forecast of product demand, which is based on sales history and anticipated future demand. Such provision for excess and obsolete inventory approximated $243,000 and $227,000 at September 30, 2005 and March 31, 2005, respectively.

Item 1.

Note 3. NET INCOME PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of potential common shares. Diluted earnings per share is based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average prices during the periods. Excluded from the calculation of earnings per share are options and warrants to purchase 204,000 shares for the three (3) and six (6) months ended September 30, 2005 and 137,500 and 20,000 shares respectively for the three (3) and six (6) months ended September 30, 2004, as their inclusion would not have been dilutive. The following table sets forth the computation of basic and diluted earnings per share for the three (3) and six (6) months ended September 30, 2005 and for the three (3) and six (6) months ended September 30, 2004.

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
	(dollars in thousands except per share data)
Numerator:
Net income for basic and dilutive earnings per share	$2,964	$2,661	$5,449	$5,130

Denominator:
Denominator for basic earnings per share - weighted average shares	10,435,228	10,254,603	10,375,322	10,241,258

Effect of dilutive securities:
Employee and director stock options	141,290	171,917	160,338	187,868
Warrants	—	8,674	403	8,796

Dilutive potential common shares	141,290	180,591	160,741	196,664

Denominator for diluted earnings per share - adjusted weighted average shares	10,576,518	10,435,194	10,536,063	10,437,922

Basic earnings per share	$.28	$.26	$.53	$.50

Diluted earnings per share	$.28	$.26	$.52	$.49

Item 1.

Note 4. SHAREHOLDERS’ EQUITY

For the three (3) and six (6) months ended September 30, 2005, 96,500 and 164,375 stock options were exercised by employees of the Company in accordance with the Company’s 1989 Non-Qualified Stock Option Plan and the 1994 Stock Incentive Plan, respectively. The exercise price of the options exercised ranged from $3.00 per share to $13.97 per share for the three (3) months ended September 30, 2005 and $2.88 per share to $13.97 per share for the six (6) months ended September 30, 2005.

The net cash proceeds from these exercises were $1,028,000 and $1,547,000 for the three (3) and six (6) months ended September 30, 2005, respectively.

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

Item 1.

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

Item 2.

Six Months ended September 30, 2005 compared to Six Months ended September 30, 2004

Overview

The following table sets forth certain operational data for the periods indicated:

	Six months ended September 30,
	2005	2004
	(dollars in thousands)
Net sales	$73,571	$68,467
Gross profit	$18,807	$17,810
Selling, general and administrative expenses	$10,129	$9,440
Income before taxes	$8,660	$8,185
Net income	$5,449	$5,130

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Six months ended September 30,
	2005	2004
Net sales	100%	100%
Gross profit	25.6%	26.0%
Selling, general and administrative expenses	13.8%	13.8%
Income before taxes	11.8%	12.0%
Net income	7.4%	7.5%

The Company experienced its most successful six months ever in terms of revenue. The Company’s revenue increased by 7% to $73,571,000 and its net income increased by 6% to $5,449,000 for the six months ended September 30, 2005 over the six months ended September 30, 2004.

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

Containment systems for medical waste represents approximately 30% of the Company’s revenue. The primary raw material utilized in the manufacture of this product line is plastic resin. During fiscal 2005, world events caused the cost of plastic resin to increase and be extremely volatile. The volatility continued during the six months ended September 30, 2005 and the Company anticipates

Item 2.

this to continue throughout fiscal 2006. In the past, the Company has been able, from time to time, to increase selling prices for certain of these products to recover a portion of the increased cost. However, the Company is unable to give any assurance that it will be able to pass along future cost increases to its customers, if necessary.

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

The Company’s financial condition was strengthened during the six months ended September 30, 2005 as a result of net cash provided by operating activities of $5,328,000, which included $533,000 of tax benefit from exercise of stock options. The Company also received $1,547,000 in proceeds from the exercise of stock options. Those were the major factors in the Company’s increase in cash of $6,275,000 and corresponding increase in the Company’s current ratio of 4.4 at September 30, 2005 from 3.3 at March 31, 2005.

Results of Operations

The following table sets forth the major sales variance components for the six months ended September 30, 2005 versus September 30, 2004:

(dollars in thousands)
Six months ended September 30, 2004 net sales	$68,467
New products	289
Volume of existing products	5,629
Price/sales mix	(814)

Six months ended September 30, 2005 net sales	$73,571

Net sales for the six months ended September 30, 2005 increased $5,104,000 or 7% to $73,571,000 from $68,467,000 for the six months ended September 30, 2004. The increase in net sales of $5,104,000 was primarily attributed to a $2,994,000 or 16% increase in net sales of containment systems for medical waste and a $3,397,000 or 19% increase in net sales of minor procedure kits and trays. Laparotomy sales dollars decreased $480,000 or 7%. Net sales of operating room towels increased $39,000 or .3%. The increase in net sales was primarily attributed to $289,000 of net sales of new products, an increase of $5,629,000 due to increased sales volume of existing products and a decrease of $814,000 due to lower average selling prices and change in sales mix on existing products.

Net sales of containment systems for medical waste and minor procedure kits and trays increased primarily due to greater domestic market penetration and increased average selling prices. Unit sales of operating room towels increased 13% and average selling prices decreased 11%. Unit sales of laparotomy sponges increased 3% and average selling prices decreased 4%. Management believes that the decrease in average selling prices of operating room towels and laparotomy

Item 2.

sponges was primarily due to increased competition in the domestic market, which it believes will continue throughout fiscal 2006. Management believes that the increase in net selling prices in containment systems was as a result of increased selling prices for certain of these products to recover a portion of increased resin costs.

Gross profit for the six months ended September 30, 2005 increased 6% to $18,807,000 from $17,810,000 for the six months ended September 30, 2004. Gross profit as a percentage of net sales for the six months ended September 30, 2005 decreased to 25.6% from 26.0% for the six months ended September 30, 2004. The increase in gross profit dollars was primarily attributable to the increase in net sales. The decrease in gross margin percentage was due primarily to lower average selling prices of certain product lines and increased purchase costs on certain raw materials.

The following table sets forth sales, cost of sales and selling, general and administrative expense data for the periods indicated:

	Six months ended September 30,
	2005	2004
	(dollars in thousands)
Net sales	$73,571	$68,467
Cost of sales	54,764	50,657
Gross profit	$18,807	$17,810
Gross profit percentage	25.6%	26.0%
Selling, general and administrative expenses	$10,129	$9,440
As a percentage of net sales	13.8%	13.8%

Selling, general and administrative expenses for the six months ended September 30, 2005 increased 7% to $10,129,000 from $9,440,000 for the six months ended September 30, 2004. As a percentage of net sales, selling, general and administrative expenses remained consistent at 13.8% for the six months ended September 30, 2005 and 2004, respectively. Selling, general and administrative expenses increased primarily due to increased salary and related expenses as a result of the Company’s current and anticipated future growth, and increased salesman’s commissions due to increased sales volume.

Interest expense for the six months ended September 30, 2005 decreased 80% to $38,000 from $193,000 for the six months ended September 30, 2004. The decrease in interest expense was attributable to a decrease in the average principal loan balances during the six months ended September 30, 2005, as compared to the six months ended September 30, 2004. The decrease in principal loan balances outstanding was primarily attributable to net cash provided by operating activities.

Net income for the six months ended September 30, 2005 increased to $5,449,000 from $5,130,000 for the six months ended September 30, 2004. The increase in net income is attributable to the aforementioned increase in net sales and gross profit and a decrease in interest expense, which were partially offset by an increase in selling, general and administrative expenses.

Item 2.

Three Months ended September 30, 2005 compared to Three Months ended September 30, 2004

Overview

The following table sets forth certain operational data for the periods indicated:

	Three months ended September 30,
	2005	2004
	(dollars in thousands)
Net sales	$37,595	$35,146
Gross profit	$9,817	$9,020
Selling, general and administrative expenses	$5,097	$4,697
Income before taxes	$4,728	$4,247
Net income	$2,964	$2,661

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Three months ended September 30,
	2005	2004
Net sales	100%	100%
Gross profit	26.1%	25.7%
Selling, general and administrative expenses	13.6%	13.4%
Income before taxes	12.6%	12.1%
Net income	7.9%	7.6%

The Company experienced its most successful quarter ever in terms of revenue and profitability. The Company’s revenue increased by 7% to $37,595,000 and its net income increased by 11% to $2,964,000 for the quarter ended September 30, 2005 over the quarter ended September 30, 2004.

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

Containment systems for medical waste represents approximately 30% of the Company’s revenue. The primary raw material utilized in the manufacture of this product line is plastic resin. During fiscal 2005, world events caused the cost of plastic resin to increase and be extremely volatile. The volatility continued during the three months ended September 30, 2005 and the Company anticipates this to continue throughout fiscal 2006. In the past, the Company has been able, from

Item 2.

time to time, to increase selling prices for certain of these products to recover a portion of the increased cost. However, the Company is unable to give any assurance that it will be able to pass along future cost increases to its customers, if necessary.

Gross margin dollars increased primarily due to increased sales volume from greater domestic market penetration primarily of its minor procedure kits and trays product line and its containment systems for medical waste product line. Gross margin as a percentage of sales increased primarily due to increased sales volume resulting in increased efficiencies and lower production costs in our manufacturing facilities.

Results of Operations

The following table sets forth the major sales variance components for the quarter ended September 30, 2005 versus September 30, 2004:

(dollars in thousands)
Three months ended September 30, 2004 net sales	$35,146
New products	74
Volume of existing products	2,704
Price/sales mix	(329)

Three months ended September 30, 2005 net sales	$37,595

Net sales for the three months ended September 30, 2005 increased $2,449,000 or 7% to $37,595,000 from $35,146,000 for the three months ended September 30, 2004. The increase in net sales of $2,449,000 was primarily attributed to a $1,482,000 or 15% increase in net sales of containment systems for medical waste and a $1,907,000 or 20% increase in net sales of minor procedure kits and trays. Laparotomy sales dollars decreased $342,000 or 9%. Net sales of operating room towels increased $29,000 or 0.5%. The increase in net sales was primarily attributed to $74,000 of net sales of new products, an increase of $2,704,000 due to increased sales volume of existing products and a decrease of $329,000 due to lower average selling prices and change in sales mix on existing products.

Net sales of containment systems for medical waste and minor procedure kits and trays increased primarily due to greater domestic market penetration and increased average selling prices. Unit sales of operating room towels increased 16% and average selling prices decreased 14%. Unit sales of laparotomy sponges decreased 5% and average selling prices decreased 4%. Management believes that the decrease in average selling prices of operating room towels was primarily due to increased competition in the domestic market, which it believes will continue throughout fiscal 2006. Management believes that the increase in net selling prices in containment systems was as a result of increased selling prices for certain of these products to recover a portion of increased resin costs.

Gross profit for the three months ended September 30, 2005 increased 9% to $9,817,000 from $9,020,000 for the three months ended September 30, 2004. Gross profit as a percentage of net sales for the three months ended September 30, 2005 increased to 26.1% from 25.7% for the three months ended September 30, 2004. The increase in gross profit dollars was primarily attributable to the increase in net sales. The increase in gross margin percentage was due primarily to higher

Item 2.

average selling prices of certain product lines somewhat offset by increased purchase costs on certain raw materials.

The following table sets forth sales, cost of sales and selling, general and administrative expense data for the periods indicated:

	Three months ended September 30,
	2005	2004
	(dollars in thousands)
Net sales	$37,595	$35,146
Cost of sales	27,778	26,126
Gross profit	$9,817	$9,020
Gross profit percentage	26.1%	25.7%
Selling, general and administrative expenses	$5,097	$4,697
As a percentage of net sales	13.6%	13.4%

Selling, general and administrative expenses for the three months ended September 30, 2005 increased 9% to $5,097,000 from $4,697,000 for the three months ended September 30, 2004. As a percentage of net sales, selling, general and administrative expenses increased to 13.6% for the three months ended September 30, 2005 from 13.4% for the three months ended September 30, 2004. Selling, general and administrative expenses increased primarily due to increased salary and related expenses as a result of the Company’s current and anticipated future growth, and increased salesman’s commissions due to increased sales volume.

Interest expense for the three months ended September 30, 2005 decreased 87% to $10,000 from $78,000 for the three months ended September 30, 2004. The decrease in interest expense was attributable to a decrease in the average principal loan balances during the three months ended September 30, 2005, as compared to the three months ended September 30, 2004. The decrease in principal loan balances outstanding was primarily attributable to net cash provided by operating activities.

Net income for the three months ended September 30, 2005 increased to $2,964,000 from $2,661,000 for the three months ended September 30, 2004. The increase in net income is attributable to the aforementioned increase in net sales and gross profit and a decrease in interest expense, which were partially offset by an increase in selling, general and administrative expenses.

Item 2.

Liquidity and Capital Resources

The following table sets forth certain liquidity and capital resources data for the periods indicated:

	September 30, 2005	March 31, 2005
	(Unaudited)
	(dollars in thousands)
Accounts Receivable, net	$12,867	$11,486
Days Sales Outstanding	29.8	28.2
Inventories, net	$18,013	$19,095
Inventory Turnover	5.9	5.7
Current Assets	$39,093	$32,600
Working Capital	$30,255	$22,686
Current Ratio	4.4	3.3
Total Borrowings	$2,980	$3,160
Shareholder’s Equity	$76,600	$69,071
Debt to Equity Ratio	0.04	0.05

The Company had working capital of $30,255,000 with a current ratio of 4.4 to 1 at September 30, 2005 as compared to working capital of $22,686,000 with a current ratio of 3.3 to 1 at March 31, 2005. Total borrowings outstanding were $2,980,000 with a debt to equity ratio of .04 to 1 at September 30, 2005 as compared to $3,160,000 with a debt to equity ratio of .05 to 1 at March 31, 2005. The increase in cash at September 30, 2005 was primarily attributable to net cash provided by operating activities of $5,328,000 and proceeds from exercise of employee stock options of $1,547,000.

The Company has financed its operations primarily through cash flow from operations and borrowings from its existing credit facilities. At September 30, 2005, the Company had a cash balance of $6,824,000 compared to $549,000 at March 31, 2005.

The Company’s operating activities provided cash of $5,328,000 for the six months ended September 30, 2005 as compared to $7,089,000 provided for the six months ended September 30, 2004. Net cash provided for the six months ended September 30, 2005 consisted primarily of net income from operations, depreciation and amortization, decreases in inventories and increases in income taxes payable. These sources of cash more than offset the increase in accounts receivable and decreases in accounts payable and accrued expenses, payroll and payroll taxes. The decrease in accounts payable was due to purchasing strategies during the quarter ended March 31, 2005. The decreases in accrued expenses, payroll and payroll taxes, were primarily due to payment of fiscal 2005 commissions and bonuses. The increase in accounts receivable and days sales outstanding at September 30, 2005 was due to a higher concentration of sales at the end of the quarter when compared to the quarter ended March 31, 2005.

Investing activities used net cash of $420,000 and provided net cash of $142,000 for the six months ended September 30, 2005 and September 30, 2004, respectively. The principal activity during the six months ended September 30, 2005 was purchases of property and equipment totaling $420,000.

Item 2.

Financing activities provided cash of $1,367,000 for the six months ended September 30, 2005 compared to $7,231,000 used for the six months ended September 30, 2004. Financing activities consisted primarily of cash proceeds from the exercise of stock options of $1,547,000.

As of March 31, 2005, the Company has entered into a material commitment to purchase and implement an enterprise resource planning system. As of September 30, 2005 the Company has incurred $644,000 in costs related to this project which is included in other assets. Approximately $316,000 of these costs were incurred during the six months ended September 30, 2005. It is anticipated that the total cost of the project will be approximately $2,200,000 and will be completed sometime during the first quarter of fiscal 2007.

The Company believes that the anticipated future cash flow from operations, coupled with its cash on hand and available funds under its revolving credit agreement, will be sufficient to meet working capital requirements.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the alternate base rate of interest plus a spread of up to  3/4%, or at LIBOR rate plus a spread of up to 3  1/4%. The spread over the alternate base rate and LIBOR rates is determined based upon the Company’s performance with regard to agreed-upon financial ratios. The Company decides at its sole discretion as to whether borrowings will be at the alternate base rate or LIBOR. At September 30, 2005, there was no outstanding balance under the credit facility. Changes in the alternate base rates or LIBOR rates during fiscal 2006 will have a positive or negative effect on the Company’s interest expense.

In addition, the Company is exposed to interest rate change market risk with respect to the proceeds received from the issuance and sale by the Buncombe County Industrial and Pollution Control Financing Authority Industrial Development Revenue Bonds. At September 30, 2005, $2,980,000 was outstanding for these Bonds. The Bonds bear interest at a variable rate determined weekly. During the six months ended September 30, 2005, the average interest rate on the Bonds approximated 2.7%. Each 1% fluctuation in interest rates will increase or decrease the interest expense on the Bonds by approximately $30,000 on an annualized basis.

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

Item 4.

Procedures and Controls

The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005. Based on this evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the six months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

MEDICAL ACTION INDUSTRIES INC.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings against the Company or in which any of its property is subject.

Item 2.	Changes in Securities

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

A.	The Registrant held its Annual Meeting of Stockholders on August 4, 2005.

B.	Two Directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2008. The names of the Directors and votes cast in favor of their election and votes withheld are as follows:

Name	Votes for	Votes Withheld
Dr. Philip F. Corso	9,243,806	51,201
William W. Burke	9,243,806	51,201

And, a nominee to serve in Class I until the Annual Meeting of Stockholders in 2006:

Henry A. Berling	9,243,806	51,201

C.	The stockholders also approved a proposal to ratify the appointment of Grant Thornton LLP as independent certified public accountants of the Company for the fiscal year ended March 31, 2006; 9,182,026 shares voted in favor of the proposal, 49,929 shares voted against and 4,878 shares abstaining from voting.

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1 and 31.2 – Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1 and 32.2 – Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

(i)	Current Report on Form 8-K dated August 2, 2005, covering Item 7.01 – Results of Operations and Financial Condition and Item 9.01 – Financial Statements and Exhibits

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICAL ACTION INDUSTRIES INC.

Dated: November 8, 2005	By:	/s/ RICHARD G. SATIN
Richard G. Satin Principal Financial Officer Vice President of Operations and General Counsel