Form 10-K/A
period 2005-03-31
MEDICAL ACTION INDUSTRIES INC
filed 2005-12-05
CIK 748270

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 – K/A

AMENDMENT TO APPLICATION OR REPORT

Filed pursuant to Section 12, 13 or 15 (d) of

THE SECURITIES EXCHANGE ACT OF 1934

MEDICAL ACTION INDUSTRIES INC.

(Exact name of registrant as specified in charter)

AMENDMENT NO. 1

The undersigned Registrant hereby amends the following items to its Annual Report on Form 10-K for the year ended March 31, 2005 as set forth in the pages attached hereto:

Item 9(A) – Controls and Procedures

Item 15 – Exhibits, Financial Statement Schedule, and Reports on Form 8-K

Exhibits 99.2 Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant To Section 302(A)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICAL ACTION INDUSTRIES INC. (Registrant)

Date:	December 2, 2005	By:	/s/ Richard G. Satin
Richard G. Satin (Principal Accounting Officer)

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d915(e) under the Securities Act) as of March 31, 2005. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of March 31, 2005, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, is made known to the Company’s Chief Executive Officer and Principal Financial Officer, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a915(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.