Form 10-Q/A
period 2005-06-30
MEDICAL ACTION INDUSTRIES INC
filed 2005-12-05
CIK 748270

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 – Q/A

AMENDMENT TO APPLICATION OR REPORT

Filed pursuant to Section 12, 13 or 15 (d) of

THE SECURITIES EXCHANGE ACT OF 1934

MEDICAL ACTION INDUSTRIES INC.

(Exact name of registrant as specified in charter)

AMENDMENT NO. 1

The undersigned Registrant hereby amends the following item to its Quarterly Report on Form 10-Q for the three months ended June 30, 2005 as set forth in the pages attached hereto:

Item 15 – Exhibits, Financial Statement Schedule, and Reports on Form 8-K

Exhibits

31.1 Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2 Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICAL ACTION INDUSTRIES INC. (Registrant)

Date:	December 2, 2005	By:	/s/ Richard G. Satin
Richard G. Satin (Principal Accounting Officer)