Form 10-Q
period 2005-12-31
MEDICAL ACTION INDUSTRIES INC
filed 2006-02-03
CIK 748270

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 10,470,982 shares of common stock as of February 1, 2006.

Form 10-Q

Item 1.

MEDICAL ACTION INDUSTRIES INC.

Balance Sheets

(dollars in thousands)

ASSETS

	December 31, 2005	March 31, 2005
	(Unaudited)
CURRENT ASSETS:

Cash	$12,242	$549
Accounts receivable, less allowance for doubtful accounts of $421 at December 31, 2005 and $367 at March 31, 2005	13,100	11,486
Inventories, net	18,283	19,095
Prepaid expenses	744	662
Deferred income taxes	294	294
Prepaid income taxes	—	263
Other current assets	238	251

TOTAL CURRENT ASSETS:	44,901	32,600

Property, plant and equipment, net	12,455	12,946
Goodwill	37,085	37,085
Trademarks	666	666
Other intangible assets, net	1,743	1,944
Other assets	1,071	639

TOTAL ASSETS:	$97,921	$85,880

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

Balance Sheets

(dollars in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2005	March 31, 2005
	(Unaudited)
CURRENT LIABILITIES:

Accounts payable	$6,902	$5,817
Accrued expenses, payroll and payroll taxes	3,205	3,737
Accrued income taxes	1,001	—
Current portion of long-term debt	360	360

TOTAL CURRENT LIABILITIES:	11,468	9,914

Deferred income taxes	4,095	4,095
Long-term debt, less current portion	2,530	2,800

TOTAL LIABILITIES:	18,093	16,809

COMMITMENTS

SHAREHOLDERS’ EQUITY:

Common stock 15,000,000 shares authorized, $.001 par value; issued and outstanding 10,464,732 shares at December 31, 2005 and 10,292,657 shares at March 31, 2005	10	10
Additional paid-in capital, net	20,167	17,997
Retained earnings	59,651	51,064

TOTAL SHAREHOLDERS’ EQUITY:	79,828	69,071

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY:	$97,921	$85,880

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

Statements of Earnings

(dollars in thousands except per share data)

(Unaudited)

	Three Months Ended December 31,
	2005	2004
Net sales	$39,439	$36,222

Cost of sales	28,959	26,825

Gross profit	10,480	9,397

Selling, general and administrative expenses	5,393	4,832
Interest expense	5	61
Interest income	(86)	(2)

Income before income taxes	5,168	4,506
Income tax expense	2,030	1,659

Net income	$3,138	$2,847

Net income per share basic	$.30	$.28

Net income per share diluted	$.30	$.27

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

Statements of Earnings

(dollars in thousands except per share data)

(Unaudited)

	Nine Months Ended December 31,
	2005	2004
Net sales	$113,010	$104,689

Cost of sales	83,723	77,482

Gross profit	29,287	27,207
Selling, general and administrative expenses	15,522	14,272
Interest expense	43	254
Interest income	(106)	(10)

Income before income taxes	13,828	12,691
Income tax expense	5,241	4,714

Net income	$8,587	$7,977

Net income per share basic	$.83	$.78

Net income per share diluted	$.81	$.76

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Nine Months Ended December 31,
	2005	2004
OPERATING ACTIVITIES
Net income	$8,587	$7,977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,206	1,211
Amortization	308	512
Provision for doubtful accounts	54	72
Provision for impairment of property, plant and equipment	—	19
Loss on sale of property and equipment	—	77
Tax benefit from exercise of options	566	211
Changes in operating assets and liabilities:
Accounts receivable	(1,668)	41
Inventories	812	(501)
Prepaid expense and other current assets	(69)	(227)
Other assets	(539)	(150)
Accounts payable	1,085	(130)
Income taxes payable	1,264	952
Accrued expenses, payroll and payroll taxes	(532)	436

NET CASH PROVIDED BY OPERATING ACTIVITIES	11,074	10,500

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(715)	(430)
Proceeds from sale of property and equipment	—	28
Repayment of loans to officers	—	428

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(715)	26

FINANCING ACTIVITIES
Proceeds from revolving line of credit and long term borrowings	12,475	26,950
Principal payments on revolving line of credit and long term debt	(12,745)	(38,055)
Proceeds from exercise of employee stock options	1,604	1,025
Payment of employee taxes in connection with exercise of stock options	—	(417)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,334	(10,497)

Increase in cash	11,693	29
Cash at beginning of year	549	545

Cash at end of period	$12,242	$574

Supplemental Disclosures:
Interest paid	$103	$297
Income taxes paid	$3,411	$3,561

The accompanying notes are an integral part of these financial statements

Item 1.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ended March 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report for the year ended March 31, 2005.

STOCK COMPENSATION

In accordance with the provisions of Statement of Financial Accounting Principles (“SFAS”) No. 123, the Company has elected to apply Accounting Principles Board Opinion (“APB”) No. 25 and related interpretations in accounting for its employee and director stock-based awards. All employee and director stock-based awards were granted with an exercise price equal to the fair market value of the Company’s common stock on their date of grant.

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

Item 1.

Note 1. (continued)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
	(dollars in thousands except per share data)
Net income – as reported	$3,138	$2,847	$8,587	$7,977
Deduct: Total stock-based employee compensation expense determined under fair value based method from all awards, net of related tax effects	250	109	778	598

Net income – pro forma	$2,888	$2,738	$7,809	$7,379

Earnings per share – as reported:
Basic	$.30	$.28	$.83	$.78
Diluted	$.30	$.27	$.81	$.76
Earnings per share – pro forma
Basic	$.28	$.27	$.75	$.72
Diluted	$.27	$.26	$.74	$.71

Note 2. INVENTORIES

Inventories, which are stated at the lower of cost (first-in, first-out) or market, consist of the following:

	December 31, 2005	March 31, 2005
	(Unaudited)
	(in thousands of dollars)
Finished Goods	$12,163	$11,603
Work in Process	209	—
Raw Materials	5,911	7,492

Total	$18,283	$19,095

On an ongoing basis, inventory quantities on hand are viewed and an analysis of the provision for excess and obsolete inventory is performed based primarily on the Company’s estimated sales forecast of product demand, which is based on sales history and anticipated future demand. Such provision for excess and obsolete inventory approximated $182,000 and $227,000 at December 31, 2005 and March 31, 2005, respectively.

Item 1.

Note 3. NET INCOME PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of potential common shares. Diluted earnings per share is based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average prices during the periods. Excluded from the calculation of earnings per share are options and warrants to purchase 0 shares for the three and 49,500 for the nine months ended December 31, 2005, as their inclusion would not have been dilutive. There were no shares excluded from the calculation of earnings for the three and nine months ended December 31, 2004. The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended December 31, 2005 and for the three and nine months ended December 31, 2004.

	Three Months Ended December 30,		Nine Months Ended December 31,
	2005	2004	2005	2004
	(dollars in thousands except per share data)
Numerator:

Net income for basic and dilutive earnings per share	$3,138	$2,847	$8,587	$7,977

Denominator:

Denominator for basic earnings per share—weighted average shares	10,460,481	10,258,205	10,403,708	10,246,907

Effect of dilutive securities:

Employee and director stock options	168,875	213,886	163,184	196,541
Warrants	—	8,959	268	8,850

Dilutive potential common shares	168,875	222,845	163,452	205,391

Denominator for diluted earnings per share—adjusted weighted average shares	10,629,356	10,481,050	10,567,160	10,452,298

Basic earnings per share	$.30	$.28	$.83	$.78

Diluted earnings per share	$.30	$.27	$.81	$.76

Item 1.

Note 4. SHAREHOLDERS’ EQUITY

For the three and nine months ended December 31, 2005, 7,700 and 172,075 stock options were exercised by employees of the Company in accordance with the Company’s 1989 Non-Qualified Stock Option Plan and the 1994 Stock Incentive Plan, respectively. The exercise price of the options exercised ranged from $4.00 per share to $13.95 per share for the three months ended December 31, 2005 and $2.88 per share to $13.97 per share for the nine months ended December 31, 2005.

The net cash proceeds from these exercises were $57,000 and $1,604,000 for the three and nine months ended December 31, 2005, respectively.

For the three and nine months ended December 31, 2004, 22,050 and 61,500 stock options were exercised by employees of the Company in accordance with the Company’s 1989 Non-Qualified Stock Option Plan and the 1994 Stock Incentive Plan, respectively. The exercise price of the options exercised ranged from $4.00 per share to $13.97 per share for the three months ended December 31, 2004 and $3.00 per share to $13.97 per share for the nine months ended December 31, 2004.

The net cash proceeds from these exercises were $241,000 and $1,025,000 for the three and nine months ended December 31, 2004, respectively.

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statement

This report on Form 10-Q contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the future economic performance and financial results of the Company. The forward-looking statements relate to (i) the expansion of the Company’s market share, (ii) the Company’s growth into new markets, (iii) the development of new products and product lines to appeal to the needs of the Company’s customers, (iv) the retention of the Company’s earnings for use in the operation and expansion of the Company’s business and (v) the ability of the Company to avoid information technology system failures which could disrupt the Company’s ability to function in the normal course of business by potentially causing delays or cancellation of customer orders, impeding the manufacture or shipment of products, or resulting in the unintentional disclosure of customer or Company information.

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

Item 2.

Three Months ended December 31, 2005 compared to Three Months ended December 31, 2004

Overview

The following table sets forth certain operational data for the periods indicated:

	Three months ended December 31,
	2005	2004
	(dollars in thousands)
Net sales	$39,439	$36,222
Gross profit	10,480	9,397
Selling, general and administrative expenses	5,393	4,832
Income before taxes	5,168	4,506
Net income	3,138	2,847

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Three months ended December 31,
	2005	2004
Net sales	100%	100%
Gross profit	26.6%	25.9%
Selling, general and administrative expenses	13.7%	13.3%
Income before taxes	13.1%	12.4%
Net income	8.0%	7.9%

The Company experienced its most successful quarter ever in terms of revenue and profitability. The Company’s revenue increased by 9% to $39,439,000 and its net income increased by 10% to $3,138,000 for the quarter ended December 31, 2005 over the quarter ended December 31, 2004.

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

Containment systems for medical waste represents approximately 29% of the Company’s revenue. The primary raw material utilized in the manufacture of this product line is plastic resin. During fiscal 2005, world events caused the cost of plastic resin to increase and be extremely volatile. The volatility continued during the three months ended December 31, 2005 and the Company anticipates this to continue throughout fiscal 2006 and into fiscal 2007. In the past, the Company has been

Item 2.

able, from time to time, to increase selling prices for certain of these products to recover a portion of the increased cost. However, the Company is unable to give any assurance that it will be able to pass along future cost increases to its customers, if necessary.

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

Results of Operations

The following table sets forth the major sales variance components for the quarter ended December 31, 2005 versus December 31, 2004:

(dollars in thousands)
Three months ended December 31, 2004 net sales	$36,222
New products	48
Volume of existing products	3,002
Price/sales mix, net	167

Three months ended December 31, 2005 net sales	$39,439

Net sales for the three months ended December 31, 2005 increased $3,217,000 or 9% to $39,439,000 from $36,222,000 for the three months ended December 31, 2004. The increase in net sales of $3,217,000 was primarily attributed to a $1,388,000 or 13% increase in net sales of containment systems for medical waste and a $3,126,000 or 33% increase in net sales of minor procedure kits and trays. Laparotomy sales dollars decreased $94,000 or 3%. Net sales of operating room towels increased $119,000 or 2%. The increase in net sales was primarily attributed to $48,000 of net sales of new products, an increase of $3,002,000 due to increased sales volume of existing products and an increase of $167,000 due to higher average selling prices and change in sales mix on existing products.

Net sales of containment systems for medical waste and minor procedure kits and trays increased primarily due to greater domestic market penetration and increased average selling prices. Unit sales of minor procedure kits and trays increased 16% and average selling prices increased approximately 1%. Unit sales of containment systems for medical waste increased 2% and average selling prices increased approximately 10%. Unit sales of operating room towels increased 10% and average selling prices decreased 8%. Unit sales of laparotomy sponges increased 1% and average selling prices decreased 4%. Management believes that the decrease in average selling prices of operating room towels was primarily due to increased competition in the domestic market, which it believes will continue throughout fiscal 2006. Management believes that the increase in net selling prices in containment systems was as a result of increased selling prices for certain of these products to recover a portion of increased resin costs.

Gross profit for the three months ended December 31, 2005 increased 12% to $10,480,000 from $9,397,000 for the three months ended December 31, 2004. Gross profit as a percentage of net sales for the three months ended December 31, 2005 increased to 26.6% from 25.9% for the three months ended December 31, 2004. The increase in gross profit dollars was primarily attributable to

Item 2.

the increase in net sales. The increase in gross margin percentage was due primarily to higher average selling prices of certain product lines and increased efficiencies in freight out and manufacturing, which was somewhat offset by increased purchase costs on certain raw materials.

The following table sets forth sales, cost of sales and selling, general and administrative expense data for the periods indicated:

	Three months ended December 31,
	2005	2004
	(dollars in thousands)
Net sales	$39,439	$36,222
Cost of sales	28,959	26,825
Gross profit	$10,480	$9,397
Gross profit percentage	26.6%	25.9%
Selling, general and administrative expenses	$5,393	$4,832
As a percentage of net sales	13.7%	13.3%

Selling, general and administrative expenses for the three months ended December 31, 2005 increased 12% to $5,393,000 from $4,832,000 for the three months ended December 31, 2004. As a percentage of net sales, selling, general and administrative expenses increased to 13.7% for the three months ended December 31, 2005 from 13.3% for the three months ended December 31, 2004. Selling, general and administrative expenses increased primarily due to increased salary and related expenses as a result of the Company’s current and anticipated future growth, and increased salesman’s commissions due to increased sales volume.

Interest expense for the three months ended December 31, 2005 decreased 92% to $5,000 from $61,000 for the three months ended December 31, 2004. The decrease in interest expense was attributable to a decrease in the average principal loan balances during the three months ended December 31, 2005, as compared to the three months ended December 31, 2004. The decrease in principal loan balances outstanding was primarily attributable to net cash provided by operating activities.

Net income for the three months ended December 31, 2005 increased to $3,138,000 from $2,847,000 for the three months ended December 31, 2004. The increase in net income is attributable to the aforementioned increase in net sales and gross profit and a decrease in interest expense, which were partially offset by an increase in selling, general and administrative expenses.

Item 2.

Nine Months ended December 31, 2005 compared to Nine Months ended December 31, 2004

Overview

The following table sets forth certain operational data for the periods indicated:

	Nine months ended December 31,
	2005	2004
	(dollars in thousands)
Net sales	$113,010	$104,689
Gross profit	29,287	27,207
Selling, general and administrative expenses	15,522	14,272
Income before taxes	13,828	12,691
Net income	8,587	7,977

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Nine months ended December 31,
	2005	2004
Net sales	100%	100%
Gross profit	25.9%	26.0%
Selling, general and administrative expenses	13.7%	13.6%
Income before taxes	12.2%	12.1%
Net income	7.6%	7.6%

The Company experienced its most successful nine months ever in terms of revenue. The Company’s revenue increased by 8% to $113,010,000 and its net income increased by 8% to $8,587,000 for the nine months ended December 31, 2005 over the nine months ended December 31, 2004.

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

Containment systems for medical waste represents approximately 29% of the Company’s revenue. The primary raw material utilized in the manufacture of this product line is plastic resin. During fiscal 2005, world events caused the cost of plastic resin to increase and be extremely volatile. The volatility continued during the nine months ended December 31, 2005 and the Company anticipates

Item 2.

this to continue throughout fiscal 2006 and into fiscal 2007. In the past, the Company has been able, from time to time, to increase selling prices for certain of these products to recover a portion of the increased cost. However, the Company is unable to give any assurance that it will be able to pass along future cost increases to its customers, if necessary.

Gross margin dollars increased primarily due to increased sales volume from greater domestic market penetration primarily of its minor procedure kits and trays product line and its containment systems for medical waste product line. Gross margin as a percentage of sales decreased primarily due to lower average selling prices due to increased competition in the domestic market in its operating room towel and laparotomy sponge product lines and increases in raw materials primarily in its containment system for medical waste product line. These factors were partially offset by increases in average selling prices in our containment product line and increased efficiencies in freight out and manufacturing.

The Company’s financial condition was strengthened during the nine months ended December 31, 2005 as a result of net cash provided by operating activities of $11,074,000, which included $566,000 of tax benefit from exercise of stock options. The Company also received $1,604,000 in proceeds from the exercise of stock options. Those were the major factors in the Company’s increase in cash of $11,693,000 and corresponding increase in the Company’s current ratio of 3.9 at December 31, 2005 from 3.3 at March 31, 2005.

Results of Operations

The following table sets forth the major sales variance components for the nine months ended December 31, 2005 versus December 31, 2004:

(dollars in thousands)
Nine months ended December 31, 2004 net sales	$104,689
New products	337
Volume of existing products	8,631
Price/sales mix, net	(647)

Nine months ended December 31, 2005 net sales	$113,010

Net sales for the nine months ended December 31, 2005 increased $8,321,000 or 8% to $113,010,000 from $104,689,000 for the nine months ended December 31, 2004. The increase in net sales of $8,321,000 was primarily attributed to a $4,382,000 or 15% increase in net sales of containment systems for medical waste and a $6,524,000 or 24% increase in net sales of minor procedure kits and trays. Laparotomy sales dollars decreased $574,000 or 5%. Net sales of operating room towels increased $158,000 or 1%. The increase in net sales was primarily attributed to $337,000 of net sales of new products, an increase of $8,631,000 due to increased sales volume of existing products and a decrease of $647,000 due to lower average selling prices and change in sales mix on existing products.

Net sales of containment systems for medical waste and minor procedure kits and trays increased primarily due to greater domestic market penetration and increased average selling prices. Unit sales of minor procedure kits and trays increased 6% and average selling prices increased approximately 2%. Unit sales of containment systems for medical waste increased 3% and average

Item 2.

selling prices increased approximately 9%. Unit sales of operating room towels increased 12% and average selling prices decreased 10%. Unit sales of laparotomy sponges decreased 2% and average selling prices decreased 4%. Management believes that the decrease in average selling prices of operating room towels and laparotomy sponges was primarily due to increased competition in the domestic market, which it believes will continue throughout fiscal 2006. Management believes that the increase in net selling prices in containment systems was as a result of increased selling prices for certain of these products to recover a portion of increased resin costs.

Gross profit for the nine months ended December 31, 2005 increased 8% to $29,287,000 from $27,207,000 for the nine months ended December 31, 2004. Gross profit as a percentage of net sales for the nine months ended December 31, 2005 decreased to 25.9% from 26.0% for the nine months ended December 31, 2004. The increase in gross profit dollars was primarily attributable to the increase in net sales. The decrease in gross margin percentage was due primarily to lower average selling prices of certain product lines and increased purchase costs on certain raw materials.

The following table sets forth sales, cost of sales and selling, general and administrative expense data for the periods indicated:

	Nine months ended December 31,
	2005	2004
	(dollars in thousands)
Net sales	$113,010	$104,689
Cost of sales	83,723	77,482
Gross profit	$29,287	$27,207
Gross profit percentage	25.9%	26.0%
Selling, general and administrative expenses	$15,522	$14,272
As a percentage of net sales	13.7%	13.6%

Selling, general and administrative expenses for the nine months ended December 31, 2005 increased 9% to $15,522,000 from $14,272,000 for the nine months ended December 31, 2004. As a percentage of net sales, selling, general and administrative expenses remained consistent at 14% for the nine months ended December 31, 2005 and 2004, respectively. Selling, general and administrative expenses increased primarily due to increased salary and related expenses as a result of the Company’s current and anticipated future growth, and increased salesman’s commissions due to increased sales volume.

Interest expense for the nine months ended December 31, 2005 decreased 83% to $43,000 from $254,000 for the nine months ended December 31, 2004. The decrease in interest expense was attributable to a decrease in the average principal loan balances during the nine months ended December 31, 2005, as compared to the nine months ended December 31, 2004. The decrease in principal loan balances outstanding was primarily attributable to net cash provided by operating activities. Interest income for the nine months ended December 31, 2005 increased 872% to $106,000 from $10,000 for the nine months ended December 31, 2004. The increase in interest income was attributable to an increase in the average cash balance. The increase in the cash balance was primarily attributable to net cash provided by operating activities.

Item 2.

Net income for the nine months ended December 31, 2005 increased to $8,587,000 from $7,977,000 for the nine months ended December 31, 2004. The increase in net income is attributable to the aforementioned increase in net sales, gross profit, interest income and a decrease in interest expense, which were partially offset by an increase in selling, general and administrative expenses.

Liquidity and Capital Resources

The following table sets forth certain liquidity and capital resources data for the periods indicated:

	December 31, 2005	March 31, 2005
	(Unaudited)
	(dollars in thousands)
Accounts Receivable, net	$13,100	$11,486
Days Sales Outstanding	29.4	28.2
Inventories, net	$18,283	$19,095
Inventory Turnover	6.2	5.7
Current Assets	$44,901	$32,600
Working Capital	$33,433	$22,686
Current Ratio	3.9	3.3
Total Borrowings	$2,890	$3,160
Shareholder’s Equity	$79,828	$69,071
Debt to Equity Ratio	0.04	0.05

The Company had working capital of $33,433,000 with a current ratio of 3.9 to 1 at December 31, 2005 as compared to working capital of $22,686,000 with a current ratio of 3.3 to 1 at March 31, 2005. Total borrowings outstanding were $2,890,000 with a debt to equity ratio of ..04 to 1 at December 31, 2005 as compared to $3,160,000 with a debt to equity ratio of .05 to 1 at March 31, 2005. The increase in cash at December 31, 2005 was primarily attributable to net cash provided by operating activities of $11,074,000 and proceeds from exercise of employee stock options of $1,604,000.

The Company has financed its operations primarily through cash flow from operations and borrowings from its existing credit facilities. At December 31, 2005, the Company had a cash balance of $12,242,000 compared to $549,000 at March 31, 2005.

The Company’s operating activities provided cash of $11,074,000 for the nine months ended December 31, 2005 as compared to $10,500,000 provided for the nine months ended December 31, 2004. Net cash provided for the nine months ended December 31, 2005 consisted primarily of net income from operations, depreciation and amortization, decreases in inventories and increases in accounts payable and income taxes payable. These sources of cash more than offset the increase in accounts receivable and decreases in accrued expenses, payroll and payroll taxes. The decreases in accrued expenses, payroll and payroll taxes, were primarily due to payment of fiscal 2005 commissions and bonuses. The increase in accounts receivable and days sales outstanding at December 31, 2005 was due to a higher concentration of sales at the end of the quarter when compared to the quarter ended March 31, 2005.

Item 2.

Investing activities used net cash of $715,000 and provided net cash of $26,000 for the nine months ended December 31, 2005 and December 31, 2004, respectively. The principal activity during the nine months ended December 31, 2005 was purchases of property and equipment totaling $715,000.

Financing activities provided cash of $1,334,000 for the nine months ended December 31, 2005 compared to $10,497,000 used for the nine months ended December 31, 2004. Financing activities consisted primarily of cash proceeds from the exercise of stock options of $1,604,000.

As of March 31, 2005, the Company has entered into a material commitment to purchase and implement an enterprise resource planning system. As of December 31, 2005 the Company has incurred $785,000 in costs related to this project which is included in other assets. Approximately $458,000 of these costs were incurred during the nine months ended December 31, 2005. It is anticipated that the total cost of the project will be approximately $2,200,000 and will be completed sometime during the second quarter of fiscal 2007.

On October 26, 2005 the Company amended its credit agreement with certain lenders and a bank acting as administration agent for the lenders (the “Credit Agreement”). The Credit Agreement provides for borrowing on revolving credit loans, with amounts may be borrowed, repaid and reborrowed up to $10,000,000. The revolving credit agreement expires on October 25, 2006. The revolving credit loans shall bear interest from inception on the unpaid principal at the applicable interest rate. There are no outstanding borrowings on the credit agreement at December 31, 2005.

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

In addition, the Company is exposed to interest rate change market risk with respect to the proceeds received from the issuance and sale by the Buncombe County Industrial and Pollution Control Financing Authority Industrial Development Revenue Bonds. At December 31, 2005, $2,890,000 was outstanding for these Bonds. The Bonds bear interest at a variable rate determined weekly. During the nine months ended December 31, 2005, the average interest rate on the Bonds approximated 2.8%. Each 1% fluctuation in interest rates will increase or decrease the interest expense on the Bonds by approximately $29,000 on an annualized basis.

Item 3.

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

(i)	Current Report on Form 8-K dated October 27, 2005, covering Item 7.01 – Results of Operations and Financial Condition and Item 9.01 – Financial Statements and Exhibits

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICAL ACTION INDUSTRIES INC.

Dated: February 1, 2006	By:	/s/ Richard G. Satin
Richard G. Satin
Principal Financial Officer Vice President of Operations and General Counsel