Form 10-K
period 2006-03-31
MEDICAL ACTION INDUSTRIES INC
filed 2006-06-14
CIK 748270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended March 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐  Yes    ☒  No

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

The aggregate market value of the registrant’s Common Stock held by nonaffiliates of the registrant as of June 7, 2006 was approximately $247,000,000. As of June 7, 2006, registrant had outstanding approximately 10,529,232 shares of Common Stock.

Parts of the following documents are incorporated by reference to Parts I, II, III and IV of this Form 10-K Report: (1) Proxy Statement for registrant’s 2006 Annual Meeting of Stockholders and (2) registrant’s Annual Report to Stockholders for the fiscal year ended March 31, 2006.

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

ITEM 1 – BUSINESS

Company Background

Medical Action Industries Inc. (“Medical Action” or the “Company”) was incorporated under the laws of the State of New York on April 1, 1977, and re-incorporated under the laws of the State of Delaware on November 5, 1987. Headquartered in Hauppauge, New York, Medical Action develops, manufactures, markets and supplies a variety of disposable medical products. The Company’s products are marketed primarily to acute care facilities in domestic and certain international markets, and in recent years has expanded its end-user markets to include physician, dental and veterinary offices, out-patient surgery centers and long-term care facilities. Medical Action is a leading manufacturer and supplier of collection systems for the containment of medical waste, minor procedure kits and trays, and operating room products including sterile operating room towels and sterile laparotomy sponges. The Company’s products are marketed by its direct sales personnel, extensive network of distributors and manufacturers’ representatives. Medical Action has entered into preferred vendor agreements with national distributors, as well as sole source and/or committed contracts with group purchasing alliances. The Company also manufactures its products under private label programs to other distributors and medical suppliers. Medical Action’s manufacturing, packaging and warehousing activities are conducted in its Arden, North Carolina and Clarksburg, West Virginia facilities. The Company’s procurement of certain products and raw materials from the People’s Republic of China is administered by its office in Shanghai, China.

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

Since 1994, the Company has engaged in an active acquisition program completing nine transactions. These transactions include:

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

•	In November 1997, the Company acquired the inventory of the former ATI PyMaH sterilization pouches from 3M.

•	In January 1998, the Company acquired the sponge counter product lines of Sage Products, Inc., which included a uniquely designed and patented surgical sponge counting system, SAFE-T-Count™, as well as a counting system known as Pocket Count™.

•	In March 1999, the Company acquired the medical products division of Acme United Corporation (“Acme Healthcare”). Acme Healthcare, one of the first companies to design and sell disposable instrument kits and trays, was principally comprised of three product categories – (i) kit and tray products, including suture removal trays, I.V. start kits, and central line trays; (ii) net, padding, wound care and antiseptic products, including Acu-Dyne®, an anti-microbial solution of povidone iodine which comes in various packages and applicators, and a line of proprietary Tubegauze® elastic netting used in dressing retention; and (iii) instrument packs, which include a broad line of sterile instruments, such as hemostats, scalpels, forceps and needle holders.

•	In November 2001, the Company acquired the business related to sterile kits for the insertion of intravenous catheters (“I.V. Start Kits”) and sterile procedure trays containing components necessary for the maintenance of large catheters inserted into the chest cavity (“Central Line Dressing Trays”) from Medi-Flex Hospital Products, Inc.

•	In June 2002, the Company acquired the specialty packaging and collection systems for the containment of infectious waste and sterilization products business of MD Industries. The acquired products principally consisted of sterilization packaging, and collection systems including laundry and linen collection bags, zip lock closure bags, patient belonging bags, equipment dust covers, water soluble laundry bags, chemotherapy waste collection bags and biohazard safety and collection bags.

•	In October 2002, the Company acquired the BioSafety Division of Maxxim Medical, Inc., which consisted of a line of sharps containment systems primarily for the alternate care market and a line of collection systems for the containment of infectious waste including laundry and linen collection bags, zip lock closure bags, patient belonging bags, equipment dust covers, water soluble laundry bags, chemotherapy waste collection bags and biohazard safety and collection bags.

The Company’s products are divided into four (4) categories:

•	Containment Systems for Medical Waste

•	Minor Procedure Kits and Trays

•	Operating Room Disposables and Sterilization Products

•	Dressings and Surgical Sponges

Within each of these categories are multiple product lines that have either been internally developed or acquired, as set forth below:

Containment Systems for Medical Waste

•	Biohazardous Waste Containment Bags

•	Autoclavable Bags

•	Non-infectious Medical Waste Bags

•	Chemotherapy Waste Containment Bags

•	Laundry and Linen Containment Bags

•	Laboratory Specimen Transport Bags

•	Patient Belongings Bags

•	Sharps Containment Systems

•	Equipment Dust Covers

•	Zip Closure Bags

•	Sterility Maintenance Covers

Minor Procedure Kits and Trays

•	I.V. Start Kits

•	Central Line Dressing Trays

•	Suture Removal Trays

•	General Purpose Instrument Trays

•	Venipuncture Trays

•	Laceration Trays

•	Instruments and Instrument Trays

•	Incision & Drainage Trays

•	Wound Dressing Change Trays

•	Sharp Debridement Trays

Operating Room Disposables and Sterilization Products

•	Absorbent Operating Room Towels

•	Surgical Marking Pens

•	Magnetic Drapes

•	Needle Counters

•	Light Shields

•	Convenience Kits

•	Surgical Headwear and Shoe Covers

•	Isolation Gowns

•	Sterilization Pouches

•	Sterilization Indicators

•	Sterilization Integrators

•	Bowie Dick Test Packs

•	Sealers and Cutters

•	Instrument Protection

•	Patient Aids

Dressings and Surgical Sponges

•	Burn Dressings

•	Disposable Laparotomy Sponges

•	Specialty Sponges

•	SOF KRIMP® Bandage Rolls

•	Gauze Sponges

•	Sponge Counting System

•	Conforming Bandage Rolls

•	SeproNet®

•	Tubegauz® Elastic Net

The following paragraphs contain a brief description of, and provide other information regarding, Medical Action’s key products:

Containment Systems for Medical Waste

Biohazardous Waste Containment and Autoclave Bags – Various state and federal regulations require that infectious medical waste be collected, stored, transported and disposed of in specially designed and specifically labeled containers. The Company’s infectious waste collection bags, known as biohazard bags or “red bags”, are constructed from high quality resins with reinforced seals for puncture resistance to reduce the risk of leakage. The bags come in a variety of sizes, and are red, and are clearly labeled with the international biohazard symbol. Autoclave bags are designed to survive the heat generated in a steam autoclave and are used to contain infectious waste through steam sterilization and disposal.

Non-Infectious Medical Waste Containment Bags – Non-infectious medical waste and trash must be collected, stored, transported and disposed of in a separate waste stream from potentially infectious or biohazardous waste. The Company’s non-infectious medical waste bags come in a variety of sizes, materials, mil thicknesses and seal configurations to isolate the range of non-infectious medical waste generated at healthcare provider sites from collection to disposal.

Chemotherapy Waste Containment Bags and Sharps Containers – Waste contaminated with chemotherapeutic agents must be disposed of in a separate waste stream from normal infectious and non-infectious medical waste due to the toxic nature of many of these agents. The Company’s chemotherapy waste containment bags and sharps containers are made of special resins for the collection and containment of chemo waste through disposal.

Laundry and Linen Containment Systems and Disposable Bags – Infectious and non-infectious reusable laundry and linen must be collected in specifically designed and clearly labeled receptacles and be segregated from the infectious and non-infectious medical waste streams. The Company offers laundry and linen containment systems consisting of hamper style receptacles and disposable laundry and linen receptacle bags for the collection, storage and transportation of infectious and non-infectious laundry and linen.

Laboratory Specimen Transport Bags – Used to collect, transport and contain tissue samples and other patient specimens obtained from examinations, diagnostic, or surgical procedures. The bags feature a specimen compartment and documentation pouch to insure that specimens and paperwork do not become separated during transport.

Patient Belonging Bags – used to collect, contain and transport patient belongings from admission to discharge. The bags come in a variety of sizes, and thicknesses, and utilize a combination of handle, drawstring closure, and zip closure designs. These bags are often customized with hospital or healthcare facility logos and designs.

Sharps Containment Systems – various state and federal regulations require that certain infectious medical waste, such as needles and blades, be collected, contained, transported and disposed of in rigid containers. The Company’s sharps containers come in variety of sizes and configurations and are constructed from high quality resins protecting the public and healthcare workers from accidental stick injuries and potential transmission of pathogens in blood and body fluids. These containers are designed to be puncture resistant and to have torturous path means of egress once a contaminated device is placed inside.

Equipment Dust Covers – are used to for the protection of hospital equipment which is non-sterile. They provide a dust and dirt barrier for equipment that is stored between procedures.

Minor Procedure Kits and Trays

The Company offers kits and trays which are used for a wide variety of minor surgical and medical procedures. Kit components are determined by the procedural requirements and may be customized to accommodate individual hospital protocols and preferences. Procedural applications and typical components for the Company’s larger kits segments are as follows:

I.V. Start Kits – One of the most common medical procedures is intravenous administration of fluids and medications usually done through an I.V. catheter or needle which is inserted into a peripheral vein. Since infection at the site of the catheter insertion can become systemic and potentially serious, I.V. start kits are used to insure speed and efficiency of catheter insertion while promoting sound clinical protocol. Typical components include a tourniquet, antiseptic ampule or swab, gauze, alcohol prep pads and a dressing. The Company’s I.V. start kits are marketed under the ActaSept™ and Cepti-Seal® brands. For the fiscal year ended March 31, 2006, 2005 and 2004, I.V. Start Kits accounted for 15%, 12% and 11%, respectively, of the Company’s total sales.

Central Line Dressing Trays – Central line dressing trays are used to provide for cleansing and dressing placement at the site of a central venous catheter (CVC) which is typically placed in a vein in the patient’s chest area and is used for the rapid infusion of fluids and medications. Since infection at the site of catheter insertion can become systemic and represents a potentially serious medical complication, central line dressing kits facilitate fast and efficient dressing changes while allowing the clinician to maintain sterile technique.

Typical components include an antiseptic ampule or swabs, gloves, gauze tape and a transparent dressing. The Company’s Central Line Dressing Trays are marketed under the ActaSept™ and Cepti-Seal® brands.

Suture Removal Trays – Post procedural suture removal is a medical procedure commonly performed in physicians’ offices, outpatient settings, and hospital emergency rooms among other acute and alternate care settings. The procedure requires precise instruments for grasping and cutting fine sutures. Typical suture removal tray components include Littauer scissors, alcohol prep pads, metal or plastic forceps and the Company’s proprietary ACU-dyne™ povidone iodine anti-microbial solution.

Laceration Trays – Laceration trays are used to facilitate closure of lacerations and other deep wounds. Use is primarily concentrated in hospital emergency rooms although they are sold in both acute and alternate care settings wherever emergency care is provided. Typical components are high quality disposable instruments including needle drivers, forceps, scissors and hemostats, as well as drapes for creation of a sterile field, gauze and syringes and needles for administration of a local anesthetic.

Instruments and Instrument Trays – The Company offers a broad array of high quality disposable needle holders, hemostats, various procedural scissors, scalpels and forceps. These instruments are available in stainless steel, bent wire, and plastic versions. They can be purchased in bulk, packaged sterile as individual instruments, or combined in custom sterile instrument trays.

Operating Room Disposables and Sterilization Products

Absorbent Operating Room Towels – The Company’s line of absorbent cotton operating room towels are used during surgery for drying hands, rolled up for propping instruments, on back tables and mayo stands for absorbing fluids, around the incision site for absorbing blood and to allow the surgeon to clip tubing and instruments close to the surgical site during the surgical procedure. Operating room towels are sold in sterile packaging for single (disposable) use and as a non-sterile component to be used with other health care companies’ products, primarily surgical pre-packaged procedure trays. For the fiscal years ended March 31, 2006, 2005, and 2004, operating room towels accounted for 15%, 16%, and 17%, respectively, of the Company’s net sales.

Surgical Marking Pens – Used for marking the patient’s skin prior to making a surgical incision. Specifically designed so that the pen barrel fits comfortably in the surgeon’s hand and is made with gentian violet color ink. All pen barrels are embossed with a 5 cm. ruler and may also include a 15 cm. coated ruler and blank labels.

Needle Counters – Red plastic boxes manufactured from medical grade materials designed to resist breakage and punctures. They are produced with a variety of designs, including surgical grade magnets in order to facilitate sharps disposal, foam blocks and foam strips with varying count capacity and designs.

Disposable Surgical Light Handle Covers - Light ShieldsTM – A patented design assures a secure fit and acts as a sterile barrier on surgical light handles in the operating room. Light ShieldsTM are manufactured of a heavy gauge flexible plastic for the optimum assurance of a sterile barrier.

Convenience Kits – The Company offers its customers the ability to purchase multiple products packaged with its needle counters. The Company has the flexibility to package many different kits to individualize a hospital’s requirements.

Surgical Headwear and Shoe Covers – Worn by operating room and other critical care personnel these items prevent contamination of sterile and clean environments from dust and other gross contaminants as well as protection of healthcare worker apparel. Bouffant caps made of lightweight spunbond polypropylene and surgeon’s caps made of kaycel are comfortable and absorbent. Shoe covers are made of durable polypropylene and are available with a skid resistant coating.

Isolation Gowns – The Company’s line of disposable isolation gowns are used to prevent contamination of health care worker apparel during a variety of medical procedures. They are available in yellow fluid resistant spunbond cloth and impervious poly coated spunbond configurations.

Sterilization Pouches – Used to house instruments during the sterilization process and maintain sterility of the instrument until it is needed. The pouches are primarily used in hospital central supply, operating rooms and in physicians’ and dentists’ offices as well as in any environment where sterile instruments are needed. There are three different styles of pouches available—self seal, heat seal and rolls. The self seal is already sealed on three sides and includes a peel back adhesive strip on the bottom of the package, which when folded over will seal the package. The second type is heat seal, which is also sealed on three sides but needs a heat sealer to seal the fourth side. The Company also markets a roll product, where the user can pull as long a pouch as needed and then seal each end of the pouch.

Sterilization Monitoring Products – These are printed paper and chemical devices used to measure certain necessary parameters within a sterilization cycle. Predominate users include the hospital operating room which often houses steam sterilization units for unanticipated needs while cases are in progress, and the central sterile department which cleans, packages and sterilizes the bulk of reusable surgical supplies.

Indicators:	measures the presence of ETO or steam and temperature

Integrators:	a technology that gives a better assurance than traditional indicators that the proper parameters of sterilization were fulfilled, including time, temperature and moisture.

Bowie Dick Test Pack:	tests for residual air left in an autoclave from air leaks, insufficient vacuum or poor steam quality.

Prior to sterilization, indicators and integrators are placed inside of the packaged products and sterilization pouches which are then distributed and used throughout the hospital, clinic or physician office environment.

Patient Aids

Crutches – Lightweight aluminum adjustable patient crutches complete with tips and pads. Push-button adjustable foot piece for fast, precise measuring and fitting. Offered in a full range of sizes – child, youth, adult, and tall adult. Used to assist mobility in the event of a leg, foot, or ankle injury.

Walkers – Lightweight, high strength aluminum patient walkers. Contoured PVC handgrips for comfort and rubber tips for traction. They are available in a 1-button and 2-button version that facilitates folding of the walkers for easy storage and transport. Used to assist patient mobility for both the short and long term.

Canes – Lightweight, high strength aluminum patient canes that are fully height adjustable from 30” to 39” in 1” increments. PVC handgrip for comfort and non-slip rubber tip for stability. Used to assist patient mobility for both the short and long term.

Patient Slippers – Skid resistant patient slippers available in a full range of sizes from infant, toddler, youth, to adult (from small to XXL). Color coded by size. Used to prevent slipping and to provide warmth and comfort in both acute care and long-term care market settings.

Dressings and Surgical Sponges

Burn Dressings – The Company provides dry burn dressings and non-adherent gauze burn dressings. The dry burn dressings are composed of multiple layers of folded gauze that are typically customized for individual hospitals as to size, weave, folds, and stitching. The non-adherent dressings reduce sticking and skin removal during dressing changes, thereby alleviating trauma and pain to the wound site.

Disposable Laparotomy Sponges – Laparotomy sponges are designed primarily for use during surgical procedures in hospitals and health facilities. They are single use (disposable) and made of gauze and sold in varying sizes and utilized for a multitude of purposes. Laparotomy sponges cover exposed internal organs, isolating them from the part of the body being operated upon. They also absorb blood and act as a buffer between medical instruments and the skin, thereby reducing trauma to the skin tissue caused by the medical instrument. Laparatomy sponges are sold in sterile packaging or as a non-sterile component to be used with other health care companies’ products, primarily surgical pre-packaged procedure trays. The Company’s laparotomy sponges contain an x-ray detectable element and loop handle in order to facilitate easy counting and identification in the operating room. For the fiscal years ended March 31, 2006, 2005, and 2004, laparotomy sponges accounted for 9%, 9%, and 11% respectively, of the Company’s total sales.

Specialty Surgical Sponges – The Company’s line of specialty surgical sponges is an extension to its laparotomy sponge product line. They are single use (disposable) and made of gauze and sold in varying sizes and shapes. The design of these sponges is tailored to specific surgical applications for which a standard laparotomy sponge is sub-optimal. There are two classifications of specialty surgical sponges:

a)	Specialty Sponges for Open Surgical Procedures – including Peanut, Kittner, and Cherry dissecting sponges, used for blunt tissue dissection and fluid absorption, Tonsil Sponges with abdominal tape strings for easy retrieval from narrow body cavities, Stick Sponges used for surgical prepping and fluid absorption in deeper body cavities, and Eye Spears for absorption during eye surgery.

(b)	Endoscopic Specialty Sponges – including Kittner, Cherry, and Bullet style dissecting sponges. Endoscopic specialty sponges are small sponges affixed to long fiberglass rods and are designed for performing blunt tissue dissection, fluid absorption, and anatomical manipulation through the narrow operating cannulae used in minimally invasive endoscopic surgery.

Gauze Sponges – Gauze sponges are used in the operating room as well as throughout the hospital. They are also used extensively throughout the alternate care market, including physicians’ offices, health clinics, and dentists’ offices and in veterinary practices. The Company also introduced gauze fluffs, which are pre-folded gauze sponges used for compression and absorption of blood and other fluids.

Sponge Counting System – The Company’s line of sponge counter bags is designed to facilitate and improve the post-procedural counting of surgical sponges. Peri-operative nursing protocol calls for a systematic count of used and unused sponges and instruments pre and post surgically to insure that foreign bodies are not left in the body cavity. The Company’s Pocket Count™ and patented SAFE-T-Count™ are clear faced opaque backed plastic bags with up to 10 sponge compartments. The compartments act as fluid receptacles while providing visualization of used sponges for fast and accurate post surgical counting.

Net, Padding and Wound Care – Includes proprietary Tubegauz® premium brand and SePro® value brand elastic nets, which are tubular bandages used for dressing retention. This category also includes Tubegauz® brand tubular gauze, which is used to bandage fingers, toes, hands, or other areas that require wrapping to bodily contours. Padding products are used as a protective cushioning material for sensitive areas, and are sold in styles that offer unique characteristics such as being mold-resistant, water-repellant or designs for improved air circulation.

Patents and Trademarks

The Company actively pursues a policy of seeking patent protection, both in the United States and abroad, for its proprietary technology. There can be no assurance that the Company’s patents will not be violated or that any issued patents will provide protection that has commercial significance. Litigation may be necessary to protect the Company’s patent position. Such litigation may be costly and time-consuming, and there can be no assurance that the Company will be successful in such litigation. Since no single patent covers product lines that constitute 5% or more of any sales of the Company for fiscal 2006, the Company does not believe that any violation of any patents owned by the Company would have a material adverse effect on it or its business prospects.

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

Group Purchasing Agreements

Hospital chains and large buying groups have played, and are expected to continue to play, an increasingly significant role in the purchase of medical devices. In recent years these group purchasing organizations (“GPO”) have sought to narrow their list of suppliers. By acting as a supplier to a GPO the Company can operate its sales force much more efficiently. As a result, the Company’s sales force continues to call on facilities associated with these buying groups in order to improve compliance with these group purchasing agreements and improve market share. These agreements, which typically have no minimum purchase requirements, can be terminated on ninety (90) days advance notice. The termination or non-renewal of any of the agreements could have a material adverse effect on the Company’s business.

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

The competitors differ based upon the products being sold. In the sale of sterile laparotomy sponges, where Cardinal Health, Inc., the Kendall Company, a subsidiary of Tyco Industries, Inc. and Medline Industries, Inc. are competitors, Medical Action’s sales represent a significant share of the domestic market. The Company’s primary competitors in the sale of sterile operating room towels, in which the Company is also a leading supplier in the domestic market, are Cardinal Health, Inc., Medline Industries, Inc. and DeRoyal, Inc. Management believes that the breadth of its line of collection systems for the containment of medical waste is the most complete in the industry, where it competes with Cardinal Health, Inc., Donovan, Inc. and Heritage Bag Company. In the sale of minor procedure kits and trays where the Company has a significant market share, the Company’s primary competitors include Cardinal Health, Inc., Becton, Dickson and Co. and the Kendall Company, a subsidiary of Tyco Industries, Inc. In the sale of medical pouches to the hospital market, where the Company is one of the leading suppliers, the Company’s primary competitors include Cardinal Health, Inc. In the sale of operating room accessories, where the Company’s portion of the market is relatively insignificant, the Company’s primary competitor is Devon Industries, Inc., a subsidiary of Tyco Industries, Inc.

Healthcare Reform

In recent years, several comprehensive healthcare reform proposals were introduced in the U.S. Congress. The intent of the proposals was, generally, to expand healthcare coverage for the uninsured and reduce the growth of total healthcare expenditures. While none of the proposals were adopted, healthcare reform may again be addressed by the current U.S. Congress. While the Company cannot predict whether any healthcare reform legislation will be approved or what effect, if any, that such healthcare reform legislation will have on the Company or its operations, the Company believes that based on the intent of such proposals, healthcare legislation may have some beneficial effects on its business by increasing the availability of healthcare.

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

Pursuant to the Food, Drug and Cosmetic Act (“FDC Act”), medical devices intended for human use are classified into three categories, Classes I, II and III, on the basis of the controls deemed necessary by the FDA to reasonably assure their safety and effectiveness. Class I devices are subject to general controls (for example, labeling, premarket notification and adherence to good manufacturing practice regulations) and Class II devices are subject to general and special controls (for example, performance standards, post-market surveillance, patient registries and FDA guidelines). Generally, Class III devices are those which must receive premarket approval (“PMA”) from the FDA to ensure their safety and effectiveness (for example, life-sustaining, life-supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices), Class I devices, unless exempt, and Class II devices require premarket notification clearance pursuant to Section 510(k) of the FDC Act. Class III devices are required to have a PMA. A 510(k) premarket notification clearance indicates that the FDA agrees with an applicant’s determination that the product for which clearance has been sought is substantially equivalent to another medical device that has been previously marketed. To date, all of the Company’s products have received 510(k) clearances or are exempt from the 510(k) clearance process.

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

The European Union has promulgated rules, under the Medical Devices Directive, or MDD, which require medical devices to bear the “CE mark”. The CE mark is an international symbol of adherence to quality assurance standards. The Company received EN ISO 13488:2000 certification for its Arden, North Carolina manufacturing facility and has instituted all the systems necessary to meet the Medical Device Directive, thus acquiring the ability to affix the CE mark to certain products.

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

The Company’s sales representatives typically attempt to establish and maintain direct contact with medical professionals that directly utilize the Company’s products. As medical product purchases are typically made on a centralized basis by hospital purchasing departments, and increasingly by healthcare networks, sales representatives must also maintain relationships with purchasing department personnel. The Company has approximately forty (40) direct sales personnel and one (1) manufacturers’ representative throughout the United States engaged in the sales and marketing of the Company’s products.

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

No individual customer or affiliated group of customer accounts accounted for more than 10% of the Company’s net sales in any of the past three fiscal years. Nevertheless, sales to Owens & Minor, Inc., Cardinal Health Inc. and McKesson General Medical, diversified distribution companies (the “Distributors”) accounted for approximately 33%, 19% and 9%, respectively, for the fiscal year ended March 31, 2006, 33%, 18% and 9%, respectively, for the fiscal year ended March 31, 2005, and 33%, 19%, and 10%, respectively, for the fiscal year ended March 31, 2004. Although the Distributors may be deemed in a technical sense to be major purchasers of the Company’s products, the Distributors typically serve as a distributor under a purchase order or supply agreement between the customer and the Company and does not purchase for its own account. The Company, therefore, does not believe it is appropriate to categorize the Distributors as actual customers.

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

Research and Development

The Company is continually conducting research and developing new products utilizing a team approach that involves its engineering, manufacturing and marketing resources. Although the Company has developed a number of its own products, most of its research and development efforts have historically been directed towards product improvement and enhancements of previously developed or acquired products. Product development expenses were approximately $599,000, $429,000, and $425,000 for the fiscal years ended March 31, 2006, 2005, and 2004, respectively.

Employees

As of June 1, 2006, the Company had approximately 385 full-time employees with 293 in manufacturing and distribution, 59 in marketing and sales, and 33 in administration. None of the Company’s employees are represented by a labor union. In connection with the Company’s acquisition in October 2002 of the BioSafety Division of Maxxim Medical, Inc., the employees in the Clarksburg, West Virginia facility were represented by the Chauffeurs, Teamsters and Helpers Local Union No. 175 (the “Union”). In December 2002, the employees of Clarksburg, West Virginia voted to decertify the Union of its representation. The Company believes that its employee relations are satisfactory.

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

Medical Action’s variety of suppliers for raw materials and components necessary for the manufacture of its products, as well as its long term relationships with such suppliers, help to ensure the stability in its manufacturing process. Historically, Medical Action has not been materially affected by interruptions with such suppliers. However, if a supplier of significant raw materials, component parts, finished goods or services were to terminate its relationship with the Company, or otherwise cease supplying raw materials, component parts, finished goods or services consistent with past practices, the Company’s ability to meet its obligations to its customers may be disrupted. A disruption with respect to numerous products, or with respect to a few significant products, could have a material adverse effect on the Company’s business and financial condition. During the past few years, world events have caused the cost of oil and natural gas prices to increase to historical new heights, causing the cost of resin, the principal raw material in the manufacture of our plastic products, to unprecedented levels.

The Company presently purchases its principal cotton raw materials primarily from the Peoples Republic of China and to a lesser extent, India and is currently sourcing instruments from Pakistan, a portion of its thermoform plastics from Taiwan, packaging material from the United Kingdom and needle counters from the People’s Republic of China. From time to time, the Company has purchased certain of its raw materials from a number of other countries including Mexico and the Dominican Republic. Some of the Company’s products are purchased as components or in final form, which are shipped to the Company’s manufacturing facility in Arden, North Carolina, where they are packaged. The Company’s sterilization pouches and minor procedure kits and trays are predominantly manufactured and/or assembled in the Company’s Arden, North Carolina manufacturing facility. The Company utilizes outside contract sterilization facilities for its products.

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

Item 1A – Risk Factors

The following factors, among others, could cause actual results to differ materially from its content in forward-looking statements made in this report and presented elsewhere by management from time-to-time. Such factors, among others may have a material adverse affect on our business, financial condition, and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete statement of all our potential risks or uncertainties. Because of these and other factors, past performance should not be considered an indication of future performance.

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

A significant portion of the Company’s raw materials and finished goods are purchased from manufacturers in the People’s Republic of China. As a result, the Company’s international procurement operations are subject to the risks associated with such activities including, economic and labor conditions, international trade regulations (including tariffs and anti-dumping penalties), and changes in the value of the U.S. dollar versus the Chinese yuan. Although the Chinese yuan has traded virtually in a straight line for the past seven (7) years, during fiscal 2006 the Chinese government began to re-value the Chinese yuan against other currencies, including the U.S. dollar. A free floating exchange rate could cause the price of everything that is sourced in China to increase, which could adversely impact the Company’s cost of goods sold and profitability.

In addition, the U.S. Government in May 2005 exercised a quota on any textile products from China in Category 632 of the Harmonized Tariff Schedule, which included the Company’s patient slippers. As a result, no new products under this classification were released from U.S. Customs until October 2005. However, the Company was able to procure a similar product with a different country of origin, although initially at a higher cost than the Company was previously obtaining. An interruption in supply and higher costs, could have a negative adverse effect on the Company’s financial results. The Company anticipates that a similar quota will be exercised in fiscal 2007 on textile products from China in Category 632.

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

Some of the Company’s manufacturing vendors and component suppliers have significant operations in various locations throughout Asia, including Mainland China, Taiwan, the Hong Kong Special Administrative Region and Singapore, all of which were subject to the World Health Organization and Center for Disease Control and Prevention severe acute respiratory syndrome (SARS) travel advisories during fiscal 2004 and 2005. Should the severity of the SARS threat increase or other public health issues arise, the Company could be negatively impacted by the need for more stringent employee travel restrictions, additional limitations in the availability of freight services, governmental actions limiting the movement of products between various regions, and disruptions in the operations of the Company’s manufacturing vendors and component suppliers.

Future operating results are dependent upon the Company’s ability to obtain a sufficient supply of raw materials, some of which are available only from limited sources - volatility of resin cost.

Although most raw materials essential to the Company’s business are generally available from multiple sources, certain key components (including resin, which is the principal raw material used in the manufacture of collection systems for the containment of medical waste) are currently obtained by the Company from limited sources. If a supplier of significant raw materials including component parts, finished goods or services were to terminate its relationship with the Company, or otherwise cease supplying raw materials, component parts, finished goods or services consistent with past practices, the Company’s ability to meet its obligations to its customers may be disrupted. A disruption with respect to numerous products, or with respect to a few significant products, could have a material adverse affect on the Company’s business and financial condition.

During the past few years, world events have caused the price of oil and natural gas prices to increase to historical new heights, causing the cost of resin to rise to unprecedented levels. The Company anticipates the volatility to continue in fiscal 2007. During the past two fiscal years, the Company has been able from time to time, to increase selling prices for certain of these products to recover a portion of the increased cost. However, there can be no assurance that the Company will be able to pass along future cost increases, if any, to its customers which could also have an adverse impact on the Company’s results of operations and financial condition.

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

The market price of the Company’s common stock has been, and may continue to be volatile.

The market price of the Company’s common stock has been, and may continue to be, highly volatile for various reasons, including the following:

•	the Company’s announcement of new products, or similar announcements by its competitors;

•	quarter-to-quarter variances in the Company’s financial results;

•	claims involving potential infringement of patents and other intellectual property rights;

•	analyst and other projections or recommendations regarding the Company’s common stock or medical device stocks generally;

•	any restatement of the Company’s financial statements or any investigation into the Company by the SEC or another regulatory authority;

•	a general decline, or rise, of stock prices in the capital markets generally;

•	investors concerns regarding the credibility of corporate financial reporting and integrity of financial markets;

•	announcements by us or our competitors of new products and service offerings, significant contracts, acquisitions or strategic relationships;

•	additions or departures of key personnel; and

•	the trading volume of our common stock.

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

During fiscal 2006, the Company commenced a new software implementation utilizing the SAP R-3 platform. The Company has estimated the cost of the implementation and the effective operational date for the new software. However, these estimates are based upon several factors including, the hiring and retaining of technical resources, availability of functional business people, accuracy of our current data, and additional requirements resulting from an acquisition, if any, during the implementation process. In the event that such factors are delayed or significantly modified, the cost of the implementation could be significantly increased and have a material effect on the Company’s business and financial condition.

Changes in accounting rules could adversely affect the Company’s future operating results.

Financial statements are prepared in accordance with U.S. generally accepted accounting principles. These principles are subject to interpretation by various governing bodies, including the Financial Accounting Standards Board (“FASB”) and the SEC, who interpret and create appropriate accounting regulations. A change from current accounting regulations can have a significant affect on the Company’s results of operations and could impact the manner in which the Company conducts business.

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

The high level of competition and buying groups place pressure on our profit margins and we may not be able to compete successfully.

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

The loss or non-renewal of any of the Company’s group purchasing agreements could hurt our business by reducing revenues and profitability. Hospital chains and large buying groups have played, and are expected to continue to play, an increasingly significant role in the purchase of medical devices. In recent years these group purchasing organizations (“GPO”) have sought to narrow their list of suppliers. By acting as a supplier to a GPO the Company can operate its sales force much more efficiently. As a result, the Company’s sales force continues to call on facilities associated with these buying groups in order to improve compliance with these group purchasing agreements and improve market share. These agreements, which typically have no minimum purchase requirements, can be terminated on ninety (90) days advance notice. The termination or non-renewal of any of the agreements could cause a reduction in our sales through the loss of sales to purchasers who determine not to purchase from the Company on their own, which could result in a material adverse affect on our business and results of operations.

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

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

We prepare our financial statements in conformity with accounting principles generally accepted in the United States. These accounting principles are subject to interpretation by the FASB, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, in December 2004, the FASB adopted Statement 123(R), “Share Based Payment – an Amendment of FASB Statements No. 123 and 95,” which will require us, starting in the first quarter of fiscal 2007, to measure compensation costs for all stock-based compensation (including stock options and bonus shares) at fair value and take a compensation charge equal to that value.

The Company is dependent on manufacturing and logistic services provided by third-parties and related risks.

Many of the Company’s products are manufactured in whole or part by third-party manufacturers, which are located throughout the United States and other parts of the world. While outsourcing arrangements may lower the fixed cost of operations, they also reduce the Company’s direct control of production and distribution. It is uncertain what affect such diminished control will have on the quality or quantity of the products manufactured, or the flexibility of the Company to respond to changing market conditions. The Company also depends on third-party transportation companies to deliver supplies necessary to manufacture our products from vendors to the Company’s various facilities and to move the Company’s products to customers within and outside the United States. The Company’s manufacturing operations, and the operations of the transportation companies on which the Company depends, may be adversely affected by natural disasters and significant human events, such as a war, terrorist attack, riot, strike, slowdown or similar event. Any disruption in the Company’s manufacturing or transportation could materially adversely affect the Company’s ability to meet customer demands or its operations generally.

Anti-Takeover provisions of our charter documents and Delaware law could prevent or delay transactions resulting in a change of control.

Provisions of our certificate of incorporation and bylaws and applicable provisions of Delaware law may make it more difficult for or prevent a third party from acquiring control of us without the approval of our board of directors. These provisions:

•	establish a classified board of directors, so that not all members of our board may be elected at one time;

•	set limitations on the removal of directors;

•	limit who may call a special meeting of stockholders;

•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon at stockholder meetings;

•	prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;

•	provide our board of directors the ability to designate the terms of and issue new series of preferred stock without stockholder approval; and

•	require a super-majority vote for mergers and certain other business combinations without approval by a majority of the board of directors.

If a natural or man-made disaster strikes our manufacturing facilities, we may be unable to manufacture our products for a substantial amount of time, which may adversely affect our expected results of operations.

We principally rely on our manufacturing facilities in Arden, North Carolina and Clarksburg, West Virginia. These facilities may be affected by natural or man-made disasters. These facilities and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial time to repair or replace. In the event one of our facilities was affected by a disaster, we would be forced to rely on third-party manufacturers. However, third-party manufacturers may not be available or they may be unable to produce our products on the schedule or to the specifications that we require. We currently carry insurance in the aggregate amount of $20 million to protect us against such disasters. However, such insurance may not be sufficient to cover all of our potential losses or may become unavailable on acceptable terms, if available at all.

Item 1B – Unresolved Staff Comments

None

ITEM 2 - PROPERTIES

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

Location	Primary Use	Square Feet
Arden, North Carolina	Manufacturing/Warehouse/Distribution	205,000	(a)
Clarksburg, West Virginia	Manufacturing/Warehouse/Distribution	43,000	(b)
Hauppauge, New York	Executive Offices	12,000	(c)
Shanghai, China	General Office	2,550	(d)

(a)	The principal manufacturing, distribution and warehouse facility of the Company is located on premises, which the Company owns in Arden, North Carolina. An Industrial Revenue Bond in the amount of $2,800,000 was outstanding as of March 31, 2006, which was used to acquire and renovate the facility and acquired certain manufacturing equipment.

(b)	The Clarksburg, West Virginia facility was acquired by the Company in October 2002 as part of its acquisition of the BioSafety Division of Maxxim Medical, Inc.

(c)	The Hauppauge, New York corporate offices were acquired by the Company in July 2000.

(d)	The Shanghai, China Office is leased for the two (2) year period ending January 31, 2008, at an annual rental of $72,000.

ITEM 3 - LEGAL PROCEEDINGS

The Company is a party to a lawsuit arising out of the conduct of its business in the ordinary course. While the results of such lawsuit cannot be predicted with certainty, management does not expect that the ultimate liability, if any, will have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required by this Item is set forth in registrant’s 2006 Annual Report to Stockholders under the captions “Selected Financial Data” and “Stock Trading” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which information is hereby incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

The information required by this Item is set forth in registrant’s 2006 Annual Report to Stockholders contained under the caption “Selected Financial Data”, which information is hereby incorporated herein by reference.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is set forth in registrant’s 2006 Annual Report to Stockholders contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which information is hereby incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is set forth in registrant’s 2006 Annual Report to Stockholders contained under the caption “Management’s Discussion and Analysis of Financial Condition”, which information is hereby incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is set forth in registrant’s 2006 Annual Report to Stockholders under the captions “Reports of Independent Registered Public Accounting Firm”, “Balance Sheets”, “Statements of Operations”, “Statements of Shareholders’ Equity”, “Statements of Cash Flows” and “Notes to Financial Statements”, which information is hereby incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act) as of March 31, 2006. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of March 31, 2006, the Company’s disclosure controls and procedures were (i) designed to ensure that material information relating to the Company, is made known to the Company’s Chief Executive Officer and Principal Financial Officer, particularly during the period in which this report was being prepared and (ii) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B - Other Information

None

PART III

Item 10 Directors and Executive Officers of the Registrant

The following is a list of the names and ages of all of our directors and executive officers, including all positions and offices they hold with the Company as of June 1, 2006. The Company’s Certificate of Incorporation provides that the board of directors shall consist from between three and eleven members, as determined from time to time by the board, divided into three classes as nearly equal in number as possible. Our executive officers hold office at the pleasure of the board of directors.

Name	Age	Position
Paul D. Meringolo	48	Chairman of the Board (Chief Executive Officer and President)
Richard G. Satin	51	Vice President of Operations, General Counsel and Corporate Secretary (Principal Financial Officer)
Manuel B. Losada	42	Vice President of Sales and Marketing
Eric Liu	44	Vice President of International Operations and Global Development
Henry A. Berling	63	Director
William W. Burke	47	Director
Dr. Philip F. Corso	78	Director
Dr. Thomas A. Nicosia	59	Director
Bernard Wengrover	81	Director

Paul D. Meringolo, a director and Chairman of the Board and Chief Executive Officer of the Company since October 1997, has been employed by the Company for more than the past twenty years in various executive positions. He also serves the Company as President (since November 1992), and previously held the position of Vice President of Operations from March 1989 to October 1991 and Senior Vice President (Chief Operating Officer) from October 1991 to November 1992.

Mr. Richard G. Satin, previously a director of the Company from October 1987 to February 1992, was reappointed to the Board of Directors in February 1993. Mr. Satin has been employed by the Company as Vice President and General Counsel since January 1993 and has been Corporate Secretary of the Company since October 1991. In February 1994, Mr. Satin was appointed Vice President of Operations. Mr. Satin, a practicing attorney in the State of New York for more than the past twenty years, was associated with the law firm of Blau, Kramer, Wactlar, Lieberman & Satin, P.C. from May 1983 to January 1993.

Mr. Manuel B. Losada, has been an executive officer of the Company since August 2004 as Vice President of Sales and Marketing. For the year prior thereto,

Mr. Losada was Senior Vice President – Chief Sales Officer of B. Braun Medical U.S.A., a global organization offering products in IV therapy, pain control, vascular interventional, dialysis and nutrition. For the four years prior thereto, Mr. Losada was Vice President – Corporate Business Management for Henry Schein, Inc., a distributor of healthcare products and services primarily to office-based healthcare practitioners in the North America and European markets.

Mr. Eric Liu, has been employed by the Company for more than the past ten years in various positions relating to the international procurement of raw materials and the manufacture of certain of the Company’s products. Mr. Liu was appointed Vice President of International Operations and Global Development in May 2005. For more than the five years prior thereto Mr. Liu was Vice President of International Operations. Mr. Liu received a Bachelor of Science degree from The National Taiwan Marine University and a Master of Science degree in Transportation Management from the State University of New York.

Henry A. Berling, 63 years of age, a director since August 2005, retired on December 31, 2004 as Executive Vice President after 38 years with Owens & Minor, Inc., a publicly traded Fortune 500 supply-chain solutions company and a leading distributor of name-brand medical and surgical supplies. From 1995 to 2002 Mr. Berling served as Executive Vice President, Partnership Development. Prior to 1995, he served Owens & Minor, Inc. in various positions, including Executive Vice President, Sales and Customer Development and Senior Vice President, Sales and Marketing. Mr. Berling was a member of the Owens & Minor Board of Directors from 1998 to 2005. For more than the past three years, Owens & Minor, Inc. has been the Company’s largest distributor.

Mr. William W. Burke, 47 years of age, a director since August 2004, has served as Executive Vice President and Chief Financial Officer of Encore Medical Corporation, a publicly traded diversified orthopedic device company since August 2004. Mr. Burke served as Chief Financial Officer, Treasurer and Secretary of Cholestech Corporation, a publicly traded medical products company from March 2001 to August 2004. For more than fifteen years prior thereto, Mr. Burke was a senior investment banker with such firms as Bear, Stearns & Co., Inc., Everen Securities, Inc. and Principal Financial Securities, where he provided financing and advisory services to companies in healthcare and other industry sectors. Mr. Burke holds a Bachelors of Business Administration degree in Finance from the University of Texas at Austin and a Masters of Business Administration degree from University of Pennsylvania’s Wharton Graduate Business School.

Dr. Philip F. Corso, 78 years of age, a director of the Company since March 1984, has been associated with the Yale University School of Medicine for more than the past ten years and is presently an Assistant Clinical Professor of Surgery Emeritus. In addition, Dr. Corso is Senior Attending and Emeritus Chief of Plastic Surgery at Bridgeport and Norwalk Hospitals in Connecticut. Dr. Corso has also published numerous articles in professional journals on plastic and reconstructive surgery. He is a member of numerous national and international plastic surgery societies.

Dr. Thomas A. Nicosia, 59 years of age, a director of the Company since November 1985, has been a practicing cardiologist for more than the past ten years. Dr. Nicosia is a fellow of the American College of Cardiology and is affiliated with North Shore University Hospital in Manhasset, New York and is the former President of the Medical Staff of St. Francis Hospital in Roslyn, New York.

Mr. Bernard Wengrover, 81 years of age, a director of the Company since October 1990, has been a certified public accountant in the State of New York for more than the past forty years. Mr. Wengrover was the Company’s independent auditor from 1977 until March 31, 1989.

Audit Committee

The Audit Committee assists the Board in its oversight of the integrity of the Company’s financial statements, legal and regulatory compliance, the independent auditor’s qualifications and independence, and the performance of the Company’s internal audit function and of the independent auditors. The Audit Committee recommends for approval by the Stockholders, a firm of independent certified public accountants whose duty is to examine the Company’s financial statements. The Audit Committee has the sole authority and responsibility to appoint, subject to Stockholder approval, compensate and oversee the independent auditors, and to pre-approve all engagements, fees and terms for audit and other services provided by the Company’s independent auditors. The independent auditors are accountable to the Audit Committee. Mr. Burke is Chair of the Audit Committee and is the “audit committee financial expert” as defined by applicable SEC rules.

Compensation Committee

The Compensation Committee assists the Board in discharging its responsibilities with regard to executive compensation and oversight of the general compensation philosophy of the Company and prepares a report on executive compensation to the Company’s stockholders. It is responsible for reviewing and approving the objectives, evaluating the performance, and reviewing and recommending the compensation of the Chief Executive Officer to the Board. The Compensation Committee also administers the Company’s stock option plans. Dr. Corso is Chair of the Compensation Committee.

Nominating and Governance Committee

The Nominating and Governance Committee assists the Board in identifying individuals qualified to become directors under criteria approved by the Board. The committee recommends to the Board the number and names of persons to be proposed by the Board for election as directors at the annual general meeting of stockholders and may also recommend to the Board persons to be appointed by the Board or to be elected by the stockholders to fill any vacancies which occur on the Board. The Nominating and Governance Committee is responsible for periodically reviewing director compensation and benefits, reviewing corporate governance trends, and recommending to the Board any improvements to the Company’s corporate governance guidelines as it deems appropriate. The Nominating and Governance Committee also recommends directors to serve on and to chair the Board Committees and leads the Board’s appraisal process. Mr. Wengrover is Chair of the Nominating and Governance Committee.

Director Compensation

Directors’ Fees. Non-employee Directors receive a $1,000 monthly retainer, a $1,000 fee for each board meeting they attend, and a $500 fee for each telephonic Board Meeting they attend. Non-employee Directors also receive a $500 fee for each Committee Meeting they attend that is on the same day as a regular Board meeting (with the exception of the Chairman of each Committee who receives $1,000). For such Committee meetings that non-employee Directors attend that are not on the same day as a regular Board meeting, they receive a $1,000 fee for each meeting (with the exception of the Chairman of each Committee who receives $2,000). For telephonic Committee meetings that non-employee Directors attend, they receive a $500 fee for each meeting (with the exception of the Chairman of each Committee who receives $1,000).

Stock Options. In August 1996, stockholders approved the 1996 Non-Employee Directors Stock Option Plan, under which all Directors who are not also employees of the Company will be automatically granted each year at the Annual Meeting of Stockholders options to purchase 2,500 shares at the fair market value of the Company’s Common Stock on the date of grant. All options are exercisable from the date of grant.

Item 11 Executive Compensation

See information under the caption “Executive Compensation” in the Company’s Proxy Statement, which information is incorporated herein by reference.

Item 12 Security Ownership of Certain Beneficial Owners and Management

See the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement, which information is incorporated herein by reference.

Item 13 Certain Relationships and Related Transactions

See the information under the caption “Certain Transactions” in the Company’s Proxy Statement, which information is incorporated herein by reference.

Item 14 Principal Accounting Fees and Services

See the information under the caption “Ratification of Independent Certified Registered Public Accounting Firm” in the Company’s Proxy Statement, which information is incorporated herein by reference.

Those items which are incorporated by reference to the Company’s definitive Proxy Statement relating to the Annual Meeting of Stockholders is scheduled to be held on August 17, 2006. The definitive Proxy Statement will be filed with the Commission not later than 120 days after March 31, 2006, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2)    List of Financial Statements and Financial Statement Schedules

The following financial statements of Medical Action Industries Inc., included in its Annual Report to Stockholders for the year ended March 31, 2006, are incorporated by reference in Item 8:

Balance Sheets at March 31, 2006 and 2005

Statements of Operations for the Years Ended March 31, 2006, 2005 and 2004

Statements of Shareholders’ Equity for the Years Ended March 31, 2006, 2005 and 2004

Statements of Cash Flows for the Years Ended March 31, 2006, 2005 and 2004

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

(3)	Exhibits:

Exhibit No.
2.1	Agreement and Plan of Reorganization dated as of August 12, 1994 among Registrant, QuanTech Acquisition Corp. and QuanTech, Inc. (Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1995).

2.2	Purchase Agreement dated as of January 30, 1996 among Registrant, SBW Acquisition Corp., Lawson Mardon Medical Products, Inc. and Lawson Mardon Medical Products, a trading division of Lawson Mardon Packaging UK Ltd. (Exhibit 2 to the Company’s Current Report on Form 8-K dated February 6, 1996).

2.3	Asset Purchase Agreement dated as of March 9, 1999 between Acme United Corporation and Registrant (Exhibit 2 to the Company’s Current Report on Form 8-K dated April 1, 1999).

2.4	Asset Purchase Agreement dated as of October 3, 2001 between Medi-Flex Hospital Products, Inc. and Registrant (Exhibit 2 to the Company’s Current Report on Form 8-K dated November 30, 2001).

2.5	Asset Purchase Agreement dated as of May 9, 2002 between MD Industries Acquisition LLC and Registrant (Exhibit 2 to the Company’s current report on Form 8-K dated June 21, 2002).

2.6	Asset Purchased Agreement dated as of August 30, 2002, between Maxxim Medical, Inc. and Registrant (Exhibit 2 to the Company’s current report on Form 8-K dated October 25, 2002.

3.1	Certificate of Incorporation, as amended. (Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002)

3.2	By-Laws, as amended (Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1988).

10.1	1996 Non-Employee Director Stock Option Plan (Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1997).

10.2	1989 Non-Qualified Stock Option Plan, as amended. (Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002)

10.3	1994 Stock Incentive Plan, as amended. (Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002.)

10.4	Employment Agreement dated as of February 1, 1993 between the Registrant and Paul D. Meringolo (Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1993).

10.5	Modification Agreement dated as of June 3, 2003 between the Registrant and Paul D. Meringolo (Exhibit 10 to the Company’s current report on Form 8-K dated June 3, 2003).

10.6	Change in Control Agreement dated as of June 1, 1995 between the Registrant and certain executive officers (Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1995).

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Additional Exhibit - Undertakings

(b)	Exhibits

The response to this portion of Item 16 is submitted as a separate section of this report.

(c)	Financial Statement Schedules

The response to this portion of Item 16 is submitted as a separate section of this report.

With the exception of the aforementioned information incorporated by reference in this Annual Report on Form 10-K, the Company’s Annual Report to Stockholders for the year ended March 31, 2006 is not to be deemed “filed” as part of this report.

*	Filed herewith

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of June, 2006.

MEDICAL ACTION INDUSTRIES INC.

By:	/s/ Paul D. Meringolo
Paul D. Meringolo
Chairman of the Board
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on June 9th, 2006 by the following persons in the capacities indicated:

/s/ Paul D. Meringolo	Chairman of the Board Chief Executive Officer, President and Director
Paul D. Meringolo

/s/ Richard G. Satin	Vice President of Operations, General Counsel, Corporate Secretary and Director (Principal Financial Officer)
Richard G. Satin

/s/ Bernard Wengrover	Director
Bernard Wengrover

/s/ Philip F. Corso	Director
Philip F. Corso

/s/ William W. Burke	Director
William W. Burke

/s/ Henry A. Berling	Director
Henry A. Berling

/s/ Thomas A. Nicosia	Director
Thomas A. Nicosia

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM ON SCHEDULE

Stockholders and Board of Directors

    Medical Action Industries Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Medical Action Industries Inc. referred to in our report dated May 24, 2006, which is included in the annual report to security holders and incorporated by reference in Part II of this form. Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

GRANT THORNTON LLP

New York, New York

May 24, 2006

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

MEDICAL ACTION INDUSTRIES INC.

ADDITIONS

	COL. A	COL. B	COL. C	COL. D	COL. E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Charged to Other Accounts - Describe	Other Changes - Add(Deduct) Describe	Balance End of Period
Year ended March 31, 2006
Deducted from asset accounts:
Allowance for doubtful accounts	$366,561	$72,000	—	(1)(70,000)	$368,561
Reserve for slow moving and obsolete inventory	$226,862	$309,462	—	(2)($361,993)	$174,331
Total Valuation and Qualifying Accounts	$593,423	$381,462	—	($431,993)	$542,892

Year ended March 31, 2005
Deducted from asset accounts:
Allowance for doubtful accounts	$294,561	$72,000	—	—	$366,561
Reserve for slow moving and obsolete inventory	$385,000	$552,143	—	(2)($710,281)	$226,862
Total Valuation and Qualifying Accounts	$679,561	$624,143	—	($710,281)	$593,423

Year ended March 31, 2004
Deducted from asset accounts:
Allowance for doubtful accounts	$275,998	$51,000	—	(1)($32,437)	$294,561
Reserve for slow moving and obsolete inventory	$612,756	$203,792	—	(2)($431,548)	$385,000
Total Valuation and Qualifying Accounts	$888,754	$254,792	—	($463,985)	$679,561

(1)	Write off of uncollectible account.

(2)	Disposal of slow moving and obsolete inventory.

S-1

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED March 31, 2006

MEDICAL ACTION INDUSTRIES INC.

(Exact name of registrant as specified in its charter)

EXHIBIT INDEX

Exhibit No.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Additional Exhibit – Undertakings