Form 10-Q
period 2006-06-30
MEDICAL ACTION INDUSTRIES INC
filed 2006-08-07
CIK 748270

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 10,530,982 shares of common stock as of August 7, 2006.

Form 10-Q

Item 1.

MEDICAL ACTION INDUSTRIES INC.

Balance Sheets

(dollars in thousands)

ASSETS

	June 30, 2006	March 31, 2006
	(Unaudited)

CURRENT ASSETS:

Cash and cash equivalents	$15,813	$16,068
Accounts receivable, less allowance for doubtful accounts of $387 at June 30, 2006 and $369 at March 31, 2006	12,417	11,045
Inventories, net	22,151	18,836
Prepaid expenses	1,341	735
Deferred income taxes	399	279
Prepaid income taxes	—	26
Other current assets	298	220

TOTAL CURRENT ASSETS:	$52,419	$47,209

Property, plant and equipment, net	12,056	12,303
Goodwill	37,085	37,085
Trademarks	666	666
Other intangible assets, net	1,608	1,675
Other assets, net	1,529	1,453

TOTAL ASSETS:	$105,363	$100,391

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

Balance Sheets

(dollars in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2006	March 31, 2006
	(Unaudited)

CURRENT LIABILITIES:

Accounts payable	$6,938	$6,135
Accrued expenses, payroll and payroll taxes	2,918	3,284
Accrued income taxes	1,454	—
Current portion of long-term debt	360	360

TOTAL CURRENT LIABILITIES:	$11,670	$9,779

Deferred income taxes	5,029	5,029
Long-term debt, less current portion	2,350	2,440

TOTAL LIABILITIES:	$19,049	$17,248

COMMITMENTS

SHAREHOLDERS’ EQUITY:

Common stock 15,000,000 shares authorized, $.001 par value; issued and outstanding 10,529,982 shares at June 30, 2006 and 10,523,576 shares at March 31, 2006	11	11
Additional paid-in capital, net	21,157	20,607
Retained earnings	65,146	62,525

TOTAL SHAREHOLDERS’ EQUITY:	86,314	83,143

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY:	$105,363	$100,391

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

Statements of Earnings

(dollars in thousands except per share data)

(Unaudited)

	Three Months Ended June 30,
	2006	2005

Net sales	$39,031	$35,976

Cost of sales	29,397	26,986

Gross profit	9,634	8,990

Selling, general and administrative expenses	5,560	5,032
Interest expense	6	28
Interest income	(153)	(2)

Income before income taxes	4,221	3,932
Income tax expense	1,600	1,447

Net income	$2,621	$2,485

Net income per share basic	$.25	$.24

Net income per share diluted	$.25	$.24

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Three Months Ended June 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$2,621	$2,485
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	391	385
Amortization	82	110
Provision for doubtful accounts	18	18
Stock-based compensation	329	—
Excess tax benefit from stock-based compensation	(120)	—
Tax benefit from exercise of options	19	261
Changes in operating assets and liabilities:
Accounts receivable	(1,390)	(537)
Inventories	(3,315)	58
Prepaid expense and other current assets	(684)	(279)
Other assets	(91)	(146)
Accounts payable	803	(1,490)
Income taxes payable	1,480	985
Accrued expenses, payroll and payroll taxes	(366)	(915)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(223)	935

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(144)	(120)
Repayment of loans to officers	126	—

NET CASH USED IN INVESTING ACTIVITIES	(18)	(120)

FINANCING ACTIVITIES
Proceeds from revolving line of credit and long term borrowings	—	10,325
Principal payments on revolving line of credit and long term debt	(90)	(10,415)
Proceeds from exercise of employee stock options	76	519

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(14)	429

(Decrease) Increase in cash	(255)	1,244
Cash at beginning of year	16,068	549

Cash at end of period	$15,813	$1,793

Supplemental Disclosures:
Interest paid	$31	$20
Income taxes paid	$257	$201

The accompanying notes are an integral part of these financial statements

Item 1.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended March 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report for the year ended March 31, 2006.

STOCK COMPENSATION

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires that stock-based employee compensation be recorded as a charge to earnings. SFAS 123(R) is effective for interim and annual financial statements for years beginning after December 15, 2005 and will apply to all outstanding and unvested share-based payments at the time of adoption. Accordingly, we have adopted SFAS 123(R) commencing April 1, 2006 using a modified prospective application, as permitted by SFAS 123(R). Accordingly, prior period amounts have not been restated. Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Prior to the adoption of SFAS No. 123(R), we applied Accounting Principles Board Opinions (“APB”) No. 25 and related interpretations to account for our stock plans resulting in the intrinsic value to value the stock. Under APB 25, we were not required to recognize compensation expense for the cost of stock options. In accordance with the adoption of SFAS 123(R), we recorded stock-based compensation expense for the cost of non-qualified stock options granted under our stock plans. Stock-based compensation expense recognized under the provisions of SFAS 123(R) for the first quarter of fiscal 2007 was $315,000 ($195,000 after tax) or $0.02 per basic and dilutive share. The adoption of SFAS 123(R) did not have a material impact on our financial position, results of operations or cash flows.

Note 2. STOCK-BASED COMPENSATION PLANS

During fiscal 1990, the Company’s Board of Directors and stockholders approved a Non-Qualified Stock Option Plan (the “Non-Qualified Option Plan”). The Non-Qualified Option

Item 1.

Note 2. (continued)

Plan, as amended, authorizes the granting to employees of the Company options to purchase an aggregate of 2,150,000 shares of the Company’s common stock. The options are granted with an exercise price equal to the fair market price or at a value that is not less than 85% of the fair market value on the date of grant. The options are exercisable in two equal installments on the first and second anniversary of the date of grant. Options expire from five to ten years from the date of grant unless the employment is terminated, in which event, subject to certain exceptions, the options terminate two months subsequent to date of termination.

In 1994, the Company’s Board of Directors and stockholders approved the 1994 Stock Incentive Plan (the “Incentive Plan”), which, as amended, covers 1,850,000 shares of the Company’s common stock. The Incentive Plan, which expires in 2009, permits the granting of incentive stock options, shares of restricted stock and non-qualified stock options. All officers and key employees of the Company and its affiliates are eligible to participate in the Incentive Plan. The Incentive Plan is administered by the Compensation Committee of the Board of Directors, which determines the persons to whom, and the time at which, awards will be granted. In addition, the Compensation Committee decides the type of awards to be granted and all other related terms and conditions of the awards. The per share exercise price of any option may not be less than the fair market value of a share of common stock at the time of grant. No incentive options have been issued under this plan.

The following is a summary of the changes in restricted stock granted under the 1994 Stock Incentive Plan for the three months ended June 30, 2006:

	Shares	Weighted Average Grant Price
Outstanding at April 1, 2006	25,000	$22.30
Granted	1,250	$22.96

Outstanding at June 30, 2006	26,250	$22.33

Grants of restricted stock are common stock awards granted to recipients with specified vesting provisions. The restricted stock issued vests based upon the recipients continued service over time (five-year vesting period). The Company estimates the fair value of restricted stock based on the Company’s closing stock price.

The Company’s 1996 Non-Employee Director Stock Option Plan (the “Director Plan”) was approved by the stockholders in August 1996 and covers 100,000 shares of the Company’s common stock. Under the terms of the Director Plan, each non-employee director of the Company will be granted each year an option to purchase 2,500 shares of the Company’s common stock with an exercise price equal to the fair market price of common stock at the time of grant. The authorization for grants under the Director Plan will expire after the annual meeting in 2006.

Item 1.

Note 2. (continued)

Effective April 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment,” which prescribes the accounting for equity instruments exchanged for employee and director services. Under SFAS No. 123R, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the grant, and is recognized as an expense over the service period applicable to the grantee. The service period is the period of time that the grantee must provide services to us before the stock-based compensation is fully vested. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” relating to SFAS No. 123R. We have followed the SEC’s guidance in SAB No. 107 in our adoption of SFAS No. 123R.

We adopted SFAS No. 123R using the modified prospective transition method. Under this transition method, the financial statement amounts for the periods before fiscal 2007 have not been restated to reflect the fair value method of expensing the stock-based compensation. The compensation expense recognized on or after April 1, 2006 includes the compensation cost based on the grant-date fair value estimated in accordance with: (a) SFAS No. 123 for all stock-based compensation that was granted prior to, but vested on or after April 1, 2006; and (b) SFAS No. 123R for all stock-based compensation that was granted on or after April 1, 2006.

The following is a summary of the changes in outstanding options for the three months ended June 30, 2006:

	Shares	Weighted average exercise price	Weighted average contract life (years)	Aggregate intrinsic value
Outstanding at April 1, 2006	856,156	$13.63		$8,869,000
Granted	20,500	$22.96		$0
Exercised	5,156	$14.82		$50,000
Forfeited	16,750	$18.19		$0
Outstanding at June 30, 2006	854,750	$13.76	7.1	$7,140,000

Options exercisable at June 30, 2006	396,750	$9.43	5.4	$5,024,000

Item 1.

Note 2. (continued)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options pricing model. The following weighted average assumptions were used for grants in the three months ended June 30, 2006: expected volatility of 35.9%; a risk-free interest rate of 5.1%; and an expected life of 5.3 years. The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the life of the grant. The expected volatility is based on the historical volatility of the Company’s stock.

Prior to April 1, 2006, we accounted for stock-based compensation to employees and directors in accordance with the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under the intrinsic value method, no compensation expense was recognized in our financial statements for the stock-based compensation, because the stock-based compensation that we granted was non-qualified stock options and all of the stock options granted had exercise prices equivalent to the fair market value of our common stock on the grant date. We also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended, “Accounting for Stock-Based Compensation-Transition and Disclosure”.

Pro forma information required under SFAS No. 123 for periods prior to fiscal 2007 as if the Company had applied the fair value recognition provisions of SFAS No. 123, to options granted under the Company’s equity incentive plans, was as follows:

Three Months Ended June 30, 2005 (dollars in thousands except per share data)
Net income – as reported	$2,485
Deduct: Total stock-based employee compensation expense determined under fair value based method from all awards, net of related tax effects	143

Net income – pro forma	$2,342

Earnings per share as reported:
Basic	$.24
Diluted	$.24

Earnings per share – pro forma:
Basic	$.23
Diluted	$.23

Item 1.

Note 3. INVENTORIES

Inventories, which are stated at the lower of cost (first-in, first-out) or market, consist of the following:

	June 30, 2006	March 31, 2006
	(Unaudited)
	(dollars in thousands)
Finished Goods	$15,588	$13,121
Work in Process	123	—
Raw Materials	6,440	5,715

Total, net	$22,151	$18,836

On an ongoing basis, inventory quantities on hand are reviewed and an analysis of the provision for excess and obsolete inventory is performed based primarily on the Company’s estimated sales forecast of product demand, which is based on sales history and anticipated future demand. Such provision for excess and obsolete inventory approximated $261,000 and $174,000 at June 30, 2006 and March 31, 2006, respectively.

Note 4. NET INCOME PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of potential common shares. Diluted earnings per share is based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average prices during the periods. Excluded from the calculation of earnings per share are options to purchase 226,000 shares for the three months ended June 30, 2006 and 187,500 shares for the three months ended June 30, 2005, as their inclusion would not have been dilutive. The following table sets forth the computation of basic and diluted earnings per share for the three months ended June 30, 2006 and for the three months ended June 30, 2005.

Item 1.

Note 4. (continued)

	Three Months Ended June 30,
	2006	2005
	(dollars in thousands except per share data)
Numerator:
Net income for basic and dilutive earnings per share	$2,613	$2,485

Denominator:
Denominator for basic earnings per share - weighted average shares	10,518,293	10,315,417

Effect of dilutive securities:

Employee and director stock options	175,146	179,386
Warrants	—	805

Dilutive potential common shares	175,146	180,191

Denominator for diluted earnings per share adjusted weighted average shares	10,693,439	10,495,608

Basic earnings per share	$.25	$.24

Diluted earnings per share	$.25	$.24

Note 5. SHAREHOLDERS’ EQUITY

For the three months ended June 30, 2006, 5,156 stock options were exercised by employees of the Company in accordance with the Company’s 1994 Stock Incentive Plan. The exercise price of the options exercised ranged from $12.75 per share to $17.22 per share for the three months ended June 30, 2006.

The net cash proceeds from these exercises were $76,000 for the three months ended June 30, 2006.

For the three months ended June 30, 2005, 67,875 stock options were exercised by employees of the Company in accordance with the Company’s 1989 Non-Qualified Stock Option Plan and the 1994 Stock Incentive Plan. The exercise price of the options exercised ranged from $2.88 per share to $13.30 per share for the three months ended June 30, 2005.

The net cash proceeds from these exercises were $519,000 for the three months ended June 30, 2005.

Item 1.

Note 6. IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 amends the guidance in Chapter 4 of Accounting Research Bulletin No. 43, “Inventory Pricing” to clarify the accounting for amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 requires that these types of items be recognized as current period charges as they occur. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this new pronouncement did not have a material impact on the Company’s financial position, results of operations or cash flow.

In December 2004, the FASB issued SFAS No. 123(R), “Accounting for Stock-Based Compensation” (“SFAS 123(R)”). SFAS 123(R) establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. See footnote 1 for the impact on the Company’s financial position and results of operations.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on he financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the Company’s financial position, results of operations or cash flow.

Note 7. OTHER MATTERS

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

Important factors and risks that could cause actual results to differ materially from those referred to in the forward-looking statements include, but are not limited to, the effect of economic and market conditions, the impact of the consolidation throughout the healthcare supply chain, the impact of healthcare reform, opportunities for acquisitions and the Company’s ability to effectively integrate acquired companies, the ability of the Company to maintain its gross profit margins, the ability to obtain additional financing to expand the Company’s business, the failure of the Company to successfully compete with the Company’s competitors that have greater financial resources, the loss of key management personnel or the inability of the Company to attract and retain qualified personnel, the impact of current or pending legislation and regulation, as well as the risks described from time to time in the Company’s filings with the Securities and Exchange Commission, which include this report on Form 10-Q and the Company’s annual report on Form 10-K for the year ended March 31, 2006.

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

Item 2.

Three Months ended June 30, 2006 compared to Three Months ended June 30, 2005

Overview

The following table sets forth certain operational data for the periods indicated:

	Three months ended June 30,
	2006	2005
	(dollars in thousands)
Net sales	$39,031	$35,976
Gross profit	$9,634	$8,990
Selling, general and administrative expenses	$5,560	$5,032
Income before taxes	$4,221	$3,932
Net income	$2,621	$2,485

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Three months ended June 30,
	2006	2005
Net sales	100.0%	100.0%
Gross profit	24.7%	25.0%
Selling, general and administrative expenses	14.2%	14.0%
Income before taxes	10.8%	10.9%
Net income	6.7%	6.9%

The Company’s revenue increased by $3,055,000 or 8% to $39,031,000 and its net income increased by $136,000 or 5% to $2,621,000 for the quarter ended June 30, 2006 over the quarter ended June 30, 2005.

The Company has entered into agreements with nearly every major group purchasing organization. These agreements, which expire at various times over the next several years, can be terminated typically on ninety (90) day advance notice and do not contain minimum purchase requirements. The Company, to date, has been able to achieve significant compliance to their respective member hospitals. The termination of any of these agreements may result in the significant loss of business. In some cases, as these agreements are renewed, the average selling prices could be materially lower.

Containment systems for medical waste represents approximately 31% of the Company’s revenue. The primary raw material utilized in the manufacture of this product line is plastic resin. During fiscal 2006, world events continued to cause the cost of plastic resin to increase and be extremely volatile. The Company anticipates this to continue throughout fiscal 2007 and into fiscal 2008. In the past, the Company has been able, from time to time, to increase selling prices for certain of these

Item 2.

products to recover a portion of the increased cost. However, the Company is unable to give any assurance that it will be able to pass along future cost increases to its customers, if necessary.

Gross margin dollars increased primarily due to increased sales volume from greater domestic market penetration primarily of its minor procedure kits and trays product line and its containment systems for medical waste product line. Gross margin as a percentage of sales decreased primarily due to increased raw material costs.

Results of Operations

The following table sets forth the major sales variance components for the quarter ended June 30, 2006 versus June 30, 2005:

(dollars in thousands)

Three months ended June 30, 2005 net sales	$35,976
New products	248
Volume of existing products	2,644
Price/sales mix, net	163

Three months ended June 30, 2006 net sales	$39,031

Net sales for the three months ended June 30, 2006 increased $3,055,000 or 8% to $39,031,000 from $35,976,000 for the three months ended June 30, 2005. The increase in net sales of $3,055,000 was primarily attributed to a $1,352,000 or 13% increase in net sales of containment systems for medical waste and a $1,627,000 or 17% increase in net sales of minor procedure kits and trays. Laparotomy sponge sales dollars decreased $223,000 or 7%. Net sales of operating room towels increased $460,000 or 8%. The increase in net sales was primarily attributed to $248,000 of net sales of new products, an increase of $2,644,000 due to increased sales volume of existing products and an increase of $163,000 due to higher average selling prices and change in sales mix on existing products.

Net sales of containment systems for medical waste and minor procedure kits and trays increased primarily due to greater domestic market penetration. Unit sales of minor procedure kits and trays increased 16% and average selling prices increased less than 1%. Unit sales of containment systems for medical waste increased 11% and average selling prices increased approximately 2%. Unit sales of operating room towels increased 11% and average selling prices decreased 3%. Unit sales of laparotomy sponges decreased 3% and average selling prices decreased 3%. Management believes that the decrease in average selling prices of operating room towels and laparotomy sponges was primarily due to increased competition in the domestic market, which it believes will continue throughout fiscal 2007. Management believes that the increase in net selling prices in containment systems was as a result of increased selling prices for certain of these products to recover a portion of increased resin costs.

Gross profit for the three months ended June 30, 2006 increased 7% to $9,634,000 from $8,990,000 for the three months ended June 30, 2005. Gross profit as a percentage of net sales for the three months ended June 30, 2006 decreased slightly to 24.7% from 25.0% for the three months ended June 30, 2005. Gross margin dollars increased primarily due to increased sales volume from greater domestic market penetration primarily of its minor procedure kits and trays product line and its

Item 2.

containment systems for medical waste product line. Gross margin as a percentage of sales decreased primarily due to increased raw material costs.

The following table sets forth sales, cost of sales and selling, general and administrative expense data for the periods indicated:

	Three months ended June 30,
	2006	2005
	(dollars in thousands)
Net sales	$39,031	$35,976
Cost of sales	29,397	26,986
Gross profit	$9,634	$8,990
Gross profit percentage	24.7%	25.0%
Selling, general and administrative expenses	$5,560	$5,032
As a percentage of net sales	14.2%	14.0%

Selling, general and administrative expenses for the three months ended June 30, 2006 increased 10% to $5,560,000 from $5,032,000 for the three months ended June 30, 2005. As a percentage of net sales, selling, general and administrative expenses increased to 14.2% for the three months ended June 30, 2006 from 14.0% for the three months ended June 30, 2005. Selling, general and administrative expenses increased primarily due to increased salary and related expenses of $315,000 or less than 1% of net sales due to the Company implementing SFAS No. 123(R), (Accounting for Stock Based Compensation). Selling, General and Administrative expenses also increased due to salary and related expenses incurred as a result of the Company’s current and anticipated future growth.

Interest expense for the three months ended June 30, 2006 decreased 79% to $6,000 from $28,000 for the three months ended June 30, 2005. Interest income for the three months ended June 30, 2006 increased $151,000 to $153,000 from $2,000 for the three months ended June 30, 2005. The decrease in interest expense and increase in interest income was attributable to a net decrease in the average principal loan balances outstanding and an increase in the average cash and cash equivalents balance during the quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005. Interest income also increased to a lesser extent due to increased interest rates. The decrease in loan balances and increase in cash and cash equivalents was primarily attributable to net cash provided by operating activities from July 1, 2005 through March 31, 2006 partially offset by a decrease in net cash provided by operating activities from April 1, 2006 through June 30, 2006.

Net income for the three months ended June 30, 2006 increased to $2,621,000 from $2,485,000 for the three months ended June 30, 2005. The increase in net income is attributable to the aforementioned increase in net sales, gross profit, interest income and a decrease in interest expense, which were partially offset by an increase in selling, general and administrative expenses.

Item 2.

Liquidity and Capital Resources

The following table sets forth certain liquidity and capital resources data for the periods indicated:

	June 30, 2006	March 31, 2006
	(Unaudited)
	(dollars in thousands)
Cash and cash equivalents	$15,813	$16,068
Accounts Receivable, net	$12,417	$11,045
Days Sales Outstanding	27.0	26.9
Inventories, net	$22,151	$18,836
Inventory Turnover	5.7	5.9
Current Assets	$52,419	$47,209
Working Capital	$40,749	$37,430
Current Ratio	4.5	4.8
Total Borrowings	$2,710	$2,800
Shareholder’s Equity	$86,314	$83,143
Debt to Equity Ratio	0.03	0.03

The Company had working capital of $40,749,000 with a current ratio of 4.5 to 1 at June 30, 2006 as compared to working capital of $37,430,000 with a current ratio of 4.8 to 1 at March 31, 2006. Total borrowings outstanding were $2,710,000 with a debt to equity ratio of .03 to 1 at June 30, 2006 as compared to $2,800,000 with a debt to equity ratio of .03 to 1 at March 31, 2006. The decrease in cash at June 30, 2006 was primarily attributable to net cash used in operating activities of $223,000.

The Company has financed its operations primarily through cash flow from operations. At June 30, 2006, the Company had a cash balance of $15,813,000 compared to $16,068,000 at March 31, 2006.

The Company’s operating activities used cash of $223,000 for the three months ended June 30, 2006 as compared to $935,000 provided for the three months ended June 30, 2005. Net cash used in the three months ended June 30, 2006 consisted primarily of increases in accounts receivable, inventories, prepaid expenses and other current assets and decreases in accrued expenses, payroll and payroll taxes. These uses of cash more than offset net income from operations, depreciation and amortization, increases in accounts payable and income taxes payable. The decreases in accrued expenses, payroll and payroll taxes were primarily due to payment of fiscal 2006 commissions and bonuses. The increase in accounts receivable and days sales outstanding at June 30, 2006 was due to a higher concentration of sales at the end of the quarter when compared to the quarter ended March 31, 2006. The increase in inventories was due to increased stocking requirements necessary to support anticipated new business and due to purchasing strategies.

Investing activities used net cash of $18,000 and $120,000 for the three months ended June 30, 2006 and June 30, 2005, respectively. The principal activity during the three months ended June 30, 2006 was purchases of property and equipment totaling $144,000, which was partially offset by the repayment of loans to officers in the amount of $126,000.

Item 2.

Financing activities used cash of $14,000 for the three months ended June 30, 2006 compared to $429,000 provided for the three months ended June 30, 2005. Financing activities consisted primarily of principal payments on outstanding debt in the amount of $90,000.

As of March 31, 2005, the Company has entered into a material commitment to purchase and implement an enterprise resource planning system. As of June 30, 2006 the Company has incurred $1,220,000 in costs related to this project which is included in other assets. Approximately $50,000 of these costs were incurred during the three months ended June 30, 2006. It is anticipated that the total cost of the project will be approximately $2,200,000 and will be completed sometime during the third quarter of fiscal 2007.

On October 26, 2005 the Company amended its credit agreement with certain lenders and a bank acting as administration agent for the lenders (the “Credit Agreement”). The Credit Agreement provides for borrowing on revolving credit loans, with amounts that may be borrowed, repaid and reborrowed up to $10,000,000. The revolving credit agreement expires on October 25, 2006. The revolving credit loans shall bear interest from inception on the unpaid principal at the applicable interest rate. There are no outstanding borrowings on the credit agreement at June 30, 2006.

The Company believes that the anticipated future cash flow from operations, coupled with its cash on hand and available funds under its revolving credit agreement, will be sufficient to meet working capital requirements.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the alternate base rate of interest plus a spread of up to 3/4%, or at LIBOR rate plus a spread of up to 3 1/4%. The spread over the alternate base rate and LIBOR rates is determined based upon the Company’s performance with regard to agreed-upon financial ratios. The Company decides at its sole discretion as to whether borrowings will be at the alternate base rate or LIBOR. At June 30, 2006, there was no outstanding balance under the credit facility. Changes in the alternate base rates or LIBOR rates during fiscal 2007 will have a positive or negative effect on the Company’s interest expense.

In addition, the Company is exposed to interest rate change market risk with respect to the proceeds received from the issuance and sale by the Buncombe County Industrial and Pollution Control Financing Authority Industrial Development Revenue Bonds. At June 30, 2006, $2,710,000 was outstanding for these Bonds. The Bonds bear interest at a variable rate determined weekly. During the three months ended June 30, 2006, the average interest rate on the Bonds approximated 3.7%. Each 1% fluctuation in interest rates will increase or decrease the interest expense on the Bonds by approximately $27,000 on an annualized basis.

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

Item 4.

Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As indicated in the certifications in Exhibit 32.1 and 32.2 of this report, our Chief Executive Officer and our Principal Financial Officer, with the assistance of other members of our management, have evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon the evaluation of our disclosure controls and procedures required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in this quarterly report is made known to them by others on a timely basis.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Change to Internal Control over Financial Reporting

We are involved in ongoing evaluations of internal controls. In anticipation of the filing of this Form 10-Q, our Chief Executive Officer and Principal Financial Officer, with the assistance of other members of our management, reviewed our internal controls and have determined, based on such review, that there have been no changes in internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(i)	Current Report on Form 8-K dated June 1, 2006, covering Item 7.01 – Results of Operations and Financial Condition and Item 9.01 – Financial Statements and Exhibits

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICAL ACTION INDUSTRIES INC.

Dated: August 7, 2006	By:	/s/ Richard G. Satin
Richard G. Satin Principal Financial Officer Vice President of Operations and General Counsel