Form 10-Q
period 2006-09-30
MEDICAL ACTION INDUSTRIES INC
filed 2006-11-06
CIK 748270

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 10,542,232 shares of common stock as of November 3, 2006.

Form 10-Q

Item 1.

MEDICAL ACTION INDUSTRIES INC.

Balance Sheets

(dollars in thousands)

ASSETS

	September 30, 2006	March 31, 2006
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$18,681	$16,068
Accounts receivable, less allowance for doubtful accounts of $405 at September 30, 2006 and $369 at March 31, 2006	13,059	11,045
Inventories, net	20,164	18,836
Prepaid expenses	1,289	735
Deferred income taxes	568	279
Prepaid income taxes	—	26
Other current assets	289	220

TOTAL CURRENT ASSETS:	54,050	47,209
Property, plant and equipment, net	12,092	12,303
Goodwill	37,270	37,085
Trademarks	666	666
Other intangible assets, net	1,541	1,675
Other assets, net	1,501	1,453

TOTAL ASSETS:	$107,120	$100,391

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

Balance Sheets

(dollars in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2006	March 31, 2006
	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$5,725	$6,135
Accrued expenses, payroll and payroll taxes	3,285	3,284
Accrued income taxes	597	—
Current portion of long-term debt	360	360

TOTAL CURRENT LIABILITIES:	9,967	9,779
Deferred income taxes	5,029	5,029
Long-term debt, less current portion	2,260	2,440

TOTAL LIABILITIES:	17,256	17,248

COMMITMENTS

SHAREHOLDERS’ EQUITY:
Common stock 15,000,000 shares authorized, $.001 par value; issued and outstanding 10,540,482 shares at September 30, 2006 and 10,523,576 shares at March 31, 2006	11	11
Additional paid-in capital, net	21,734	20,607
Retained earnings	68,119	62,525

TOTAL SHAREHOLDERS’ EQUITY:	89,864	83,143

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY:	$107,120	$100,391

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

Statements of Earnings

(dollars in thousands except per share data)

(Unaudited)

	Three Months Ended September 30,
	2006	2005
Net sales	$42,173	$37,595
Cost of sales	31,480	27,778

Gross profit	10,693	9,817
Selling, general and administrative expenses	6,065	5,097
Interest expense	6	10
Interest income	(180)	(18)

Income before income taxes	4,802	4,728
Income tax expense	1,829	1,764

Net income	$2,973	$2,964

Net income per share basic	$.28	$.28

Net income per share diluted	$.28	$.28

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

Statements of Earnings

(dollars in thousands except per share data)

(Unaudited)

	Six Months Ended September 30,
	2006	2005
Net sales	$81,204	$73,571
Cost of sales	60,877	54,764

Gross profit	20,327	18,807
Selling, general and administrative expenses	11,625	10,129
Interest expense	12	38
Interest income	(333)	(20)

Income before income taxes	9,023	8,660
Income tax expense	3,429	3,211

Net income	$5,594	$5,449

Net income per share basic	$.53	$.53

Net income per share diluted	$.52	$.52

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Six Months Ended September 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$5,594	$5,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	780	803
Amortization	164	224
Provision for doubtful accounts	36	36
Stock-based compensation	822	—
Excess tax benefit from stock-based compensation	(289)	—
Tax benefit from exercise of options	30	533
Changes in operating assets and liabilities:
Accounts receivable	(2,050)	(1,417)
Inventories	(1,328)	1,082
Prepaid expense and other current assets	(623)	(182)
Other assets	(78)	(387)
Accounts payable	(410)	(724)
Income taxes payable	623	724
Accrued expenses, payroll and payroll taxes	1	(813)

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,272	5,328

INVESTING ACTIVITIES
Purchase price and related acquisition costs	(185)	—
Purchase of property, plant and equipment	(569)	(420)
Repayment of loans to officers	126	—

NET CASH USED IN INVESTING ACTIVITIES	(628)	(420)

FINANCING ACTIVITIES
Proceeds from revolving line of credit and long term borrowings	—	11,875
Principal payments on revolving line of credit and long term debt	(180)	(12,055)
Proceeds from exercise of employee stock options	149	1,547

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(31)	1,367

Increase in cash	2,613	6,275
Cash at beginning of year	16,068	549

Cash at end of period	$18,681	$6,824

Supplemental Disclosures:
Interest paid	$61	$78
Income taxes paid	$3,099	$1,952

The accompanying notes are an integral part of these financial statements

Item 1.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended March 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report for the year ended March 31, 2006.

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

Prior to the adoption of SFAS No. 123(R), we applied Accounting Principles Board Opinions (“APB”) No. 25 and related interpretations to account for our stock plans resulting in the intrinsic value to value the stock. Under APB 25, we were not required to recognize compensation expense for the cost of stock options. In accordance with the adoption of SFAS 123(R), we recorded stock-based compensation expense for the cost of non-qualified stock options granted under our stock plans. Stock-based compensation expense recognized under the provisions of SFAS 123(R) were $493,000 ($305,000 after tax) and $822,000 ($509,000 after tax) or $.03 and $.05 per basic and diluted share for the three and six months ended September 30, 2006, respectively.

Note 2. STOCK-BASED COMPENSATION PLANS

During fiscal 1990, the Company’s Board of Directors and stockholders approved a Non-Qualified Stock Option Plan (the “Non-Qualified Option Plan”). The Non-Qualified Option

Item 1.

Note 2. (continued)

Plan, as amended, authorizes the granting to employees of the Company options to purchase an aggregate of 2,650,000 shares of the Company’s common stock. The options are granted with an exercise price equal to the fair market price or at a value that is not less than 85% of the fair market value on the date of grant. The options are exercisable in two equal installments on the first and second anniversary of the date of grant. Options expire from five to ten years from the date of grant unless the employment is terminated, in which event, subject to certain exceptions, the options terminate two months subsequent to date of termination.

In 1994, the Company’s Board of Directors and stockholders approved the 1994 Stock Incentive Plan (the “Incentive Plan”), which, as amended, covers 2,350,000 shares of the Company’s common stock. The Incentive Plan, which expires in 2015, permits the granting of incentive stock options, shares of restricted stock and non-qualified stock options. All officers and key employees of the Company and its affiliates are eligible to participate in the Incentive Plan. The Incentive Plan is administered by the Compensation Committee of the Board of Directors, which determines the persons to whom, and the time at which, awards will be granted. In addition, the Compensation Committee decides the type of awards to be granted and all other related terms and conditions of the awards. The per share exercise price of any option may not be less than the fair market value of a share of common stock at the time of grant. No incentive options have been issued under this plan.

The following is a summary of the changes in restricted stock granted under the 1994 Stock Incentive Plan for the six months ended September 30, 2006:

	Shares	Weighted Average Grant Price
Outstanding at April 1, 2006	25,000	$22.30
Granted	7,500	$22.28

Outstanding at September 30, 2006	32,500	$22.29

Grants of restricted stock are common stock awards granted to recipients with specified vesting provisions. The restricted stock issued vests based upon the recipients continued service over time (five-year vesting period). The Company estimates the fair value of restricted stock based on the Company’s closing stock price.

The Company’s 1996 Non-Employee Director Stock Option Plan (the “Director Plan”) was approved by the stockholders in August 1996 and, as amended, covers 500,000 shares of the Company’s common stock. Under the terms of the Director Plan, which expires in 2015, each non-employee director of the Company will be granted each year an option to purchase 2,500 shares of the Company’s common stock with an exercise price equal to the fair market price of common stock at the time of grant.

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

The following is a summary of the changes in outstanding options for the six months ended September 30, 2006:

	Shares	Weighted average exercise price	Weighted average contract life (years)	Aggregate intrinsic value
Outstanding at April 1, 2006	859,656	$13.64		$8,894,000
Granted	128,500	$22.27		$0
Exercised	9,406	$15.81		$80,000
Forfeited	16,750	$18.19		$0
Expired	22,500	$9.79		$0

Outstanding at September 30, 2006	939,500	$14.81	7.2	$11,345,000

Options exercisable at September 30, 2006	391,750	$9.91	5.4	$6,650,000

Item 1.

Note 2. (continued)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options pricing model. The following weighted average assumptions were used for grants in the six months ended September 30, 2006: expected volatility of 35.0%; a risk-free interest rate of 4.9%; and an expected life of 5.3 years. The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the life of the grant. The expected volatility is based on the historical volatility of the Company’s stock.

The weighted average fair value of options granted was $8.97 and $9.06 for the three and six months ended September 30, 2006, respectively. As of September 30, 2006, there was $2,534,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s plans; that cost is expected to be recognized over a period of three years.

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

Pro forma information required under SFAS No. 123 for periods prior to fiscal 2007 as if the Company had applied the fair value recognition provisions of SFAS No. 123, to options granted under the Company’s equity incentive plans, was as follows:

	Three Months Ended September 30, 2005 (dollars in thousands except per share data)	Six Months Ended September 30, 2005 (dollars in thousands except per share data)
Net income – as reported	$2,964	$5,449
Deduct: Total stock-based employee compensation expense determined under fair value based method from all awards, net of related tax effects	217	359

Net income – pro forma	$2,747	$5,090

Earnings per share as reported:
Basic	$.28	$.53
Diluted	$.28	$.52
Earnings per share – pro forma:
Basic	$.26	$.49
Diluted	$.26	$.49

Item 1.

Note 3. INVENTORIES

Inventories, which are stated at the lower of cost (first-in, first-out) or market, consist of the following:

	September 30, 2006	March 31, 2006
	(Unaudited)
	(dollars in thousands)
Finished Goods	$14,594	$13,121
Work in Process	127	—
Raw Materials	5,443	5,715

Total, net	$20,164	$18,836

On an ongoing basis, inventory quantities on hand are reviewed and an analysis of the provision for excess and obsolete inventory is performed based primarily on the Company’s estimated sales forecast of product demand, which is based on sales history and anticipated future demand. Such provision for excess and obsolete inventory approximated $316,000 and $174,000 at September 30, 2006 and March 31, 2006, respectively.

Note 4. NET INCOME PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of potential common shares. Diluted earnings per share is based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average prices during the periods. Excluded from the calculation of earnings per share are options to purchase 204,000 shares for the three and six months ended September 30, 2005, as their inclusion would not have been dilutive. The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended September 30, 2006 and for the three and six months ended September 30, 2005.

Item 1.

Note 4. (continued)

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
	(dollars in thousands except per share data)
Numerator:
Net income for basic and dilutive earnings per share	$2,973	$2,964	$5,594	$5,449

Denominator:
Denominator for basic earnings per share - weighted average shares	10,522,501	10,435,228	10,520,407	10,375,322

Effect of dilutive securities:
Employee and director stock options	184,627	141,290	179,941	160,338
Warrants	—	—	—	403

Dilutive potential common shares	184,627	141,290	179,941	160,741

Denominator for diluted earnings per share - adjusted weighted average
Shares	10,707,128	10,576,518	10,700,348	10,536,063

Basic earnings per share	$.28	$.28	$.53	$.53

Diluted earnings per share	$.28	$.28	$.52	$.52

Note 5. SHAREHOLDER’S EQUITY

For the three and six months ended September 30, 2006, 4,250 and 9,406 stock options were exercised by employees of the Company in accordance with the Company’s 1994 Stock Incentive Plan. The exercise price of the options exercised ranged from $16.31 per share to $17.22 per share for the three months ended September 30, 2006 and $12.75 per share to $17.22 per share for the six months ended September 30, 2006.

The net cash proceeds from these exercises were $72,000 and $149,000 for the three and six months ended September 30, 2006, respectively.

For the three and six months ended September 30, 2005, 96,500 and 164,375 stock options were exercised by employees of the Company in accordance with the Company’s 1989 Non-Qualified Stock Option Plan and the 1994 Stock Incentive Plan, respectively. The exercise price of the options exercised ranged from $3.00 per share to $13.97 per share for the three months ended September 30, 2005 and $2.88 per share to $13.97 per share for the six months ended September 30, 2005.

Item 1.

Note 5. (continued)

The net cash proceeds from these exercises were $1,028,000 and $1,547,000 for the three and six months ended September 30, 2005, respectively.

Note 6. SUBSEQUENT EVENTS

On October 17, 2006, the Company entered into a credit agreement with certain lenders and a bank acting as administration agent for the lenders (the “Credit Agreement”). The Credit Agreement provides for borrowing of $75,000,000 and is divided into two types of borrowing facilities, (i) a term loan with a principal amount of $65,000,000 which is payable in twenty consecutive equal quarterly installments which will commence on March 31, 2007, and (ii) revolving credit loans, which amounts may be borrowed, repaid and reborrowed up to $10,000,000.

Both the term loan and revolving credit loans bear interest at the “alternate base rate” plus the applicable margin or at the Company’s option the “LIBOR rate” plus the “applicable margin.” The alternate base rate shall mean a rate per annum equal to the greater of (a) the Prime rate or (b) the Base CD rate in effect on such day plus 1% and (c) the Federal Funds Effective Rate in effect on such day plus  1/2 of 1%. “Applicable margin” shall mean with respect to an adjusted LIBOR loan a range of 75 basis points to 150 basis points. With respect to an alternate base rate loan, the applicable margin shall range from 0 basis points to 50 basis points. The rates for both LIBOR and alternate base rate loans are established quarterly based upon agreed upon financial ratios. Borrowings under this agreement are collateralized by all the assets of the Company, and the agreement contains certain restrictive covenants, which, among other matters, impose limitations with respect to the incurrence of liens, guarantees, merger, acquisitions, capital expenditures, specified sales of assets and prohibits the payment of dividends. The Company is also required to maintain various financial ratios which will be measured quarterly.

The Company has entered into an agreement to purchase a building in the Hauppauge, NY area for $4,000,000 to function as its corporate headquarters. The Company plans on financing the purchase price with its revolving credit loans and cash provided by operations.

On October 17, 2006, the Company acquired through one of its subsidiaries, the stock of Medegen Medical Products, LLC (“MMP”). MMP is engaged in the business of high speed injection molding manufacturing, specializing in disposable products in the health care market. The aggregate purchase price for the acquisition was approximately $80,000,000 in cash. There are no contingencies associated with this purchase and $7,000,000 of the purchase price is held in escrow as security for the indemnification obligations in favor of the Company. In order to effectuate the transaction, the Company acquired from Medegen Holdings, LLC: (a) the entire equity interest in MMP; and (b) all of the Colorado fixed assets used by MMP in connection with their business. The Colorado fixed assets consist primarily of machinery, equipment and leasehold improvements. The Company utilized cash on hand and the funds available under its credit agreement in order to satisfy the purchase price. During the three months ended September 30, 2006, $185,000 of associated acquisition costs were incurred, which is included in goodwill.

Item 1.

Note 7. IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 amends the guidance in Chapter 4 of Accounting Research Bulletin No. 43, “Inventory Pricing” to clarify the accounting for amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 requires that these types of items be recognized as current period charges as they occur. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after September 15, 2005. The adoption of this new pronouncement did not have a material impact on the Company’s financial position, results of operations or cash flow.

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

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the Company’s financial position, results of operations or cash flow.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not believe SAB 108 will have a material impact on its financial position or results from operations.

Note 8. OTHER MATTERS

The Company is a party to a lawsuit arising out of the conduct in the ordinary course of business. While the results of this lawsuit cannot be predicted with certainty, management does not expect that the ultimate liabilities, if any, will have a material adverse effect on the financial position or results of operations of the Company.

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

Item 2.

Three Months ended September 30, 2006 compared to Three Months ended September 30, 2005

Overview

The following table sets forth certain operational data for the periods indicated:

	Three months ended September 30,
	2006	2005
	(dollars in thousands)
Net sales	$42,173	$37,595
Gross profit	$10,693	$9,817
Selling, general and administrative expenses	$6,065	$5,097
Income before income taxes	$4,802	$4,728
Net income	$2,973	$2,964

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Three months ended September 30,
	2006	2005
Net sales	100.0%	100.0%
Gross profit	25.4%	26.1%
Selling, general and administrative expenses	14.4%	13.6%
Income before income taxes	11.4%	12.6%
Net income	7.0%	7.9%

The Company’s revenue increased by $4,578,000 or 12% to $42,173,000 and its net income increased by $9,000 or less than 1% to $2,973,000 for the quarter ended September 30, 2006 over the quarter ended September 30, 2005.

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

Containment systems for medical waste represents approximately 27% of the Company’s revenue. The primary raw material utilized in the manufacture of this product line is plastic resin. During fiscal 2006, world events continued to cause the cost of plastic resin to increase and be extremely volatile. The Company anticipates this may continue throughout fiscal 2007 and into fiscal 2008. In the past, the Company has been able, from time to time, to increase selling prices for certain of these products to recover a portion of the increased cost. However, the Company is unable to give any assurance that it will be able to pass along future cost increases to its customers, if necessary.

Item 2.

Gross margin dollars increased primarily due to increased sales volume from greater domestic market penetration primarily of its minor procedure kits and trays product line and its containment systems for medical waste product line. Gross margin as a percentage of sales decreased primarily due to increased raw material costs.

Results of Operations

The following table sets forth the major sales variance components for the quarter ended September 30, 2006 versus September 30, 2005:

(dollars in thousands)
Three months ended September 30, 2005 net sales	$37,595
New products	857
Volume of existing products	2,912
Price/sales mix, net	809

Three months ended September 30, 2006 net sales	$42,173

Net sales for the three months ended September 30, 2006 increased $4,578,000 or 12% to $42,173,000 from $37,595,000 for the three months ended September 30, 2005. The increase in net sales of $4,578,000 was primarily attributed to a $537,000 or 5% increase in net sales of containment systems for medical waste and a $2,144,000 or 20% increase in net sales of minor procedure kits and trays. Laparotomy sponge sales dollars decreased $98,000 or 3%. Net sales of operating room towels increased $426,000 or 7%. The increase in net sales was primarily attributed to $857,000 of net sales of new products, an increase of $2,912,000 due to increased sales volume of existing products and an increase of $809,000 due to higher average selling prices and change in sales mix on existing products.

Net sales of containment systems for medical waste and minor procedure kits and trays increased primarily due to greater domestic market penetration. Unit sales of minor procedure kits and trays increased 16% and average selling prices increased 4%. Unit sales of containment systems for medical waste increased 3% and average selling prices increased approximately 2%. Unit sales of operating room towels increased 8% and average selling prices decreased 1%. Unit sales of laparotomy sponges decreased 2% and average selling prices decreased 1%. Management believes that the decrease in average selling prices of operating room towels and laparotomy sponges was primarily due to increased competition in the domestic market, which it believes will continue throughout fiscal 2007. Management believes that the increase in net selling prices in containment systems was as a result of increased selling prices for certain of these products to recover a portion of increased resin costs.

Gross profit for the three months ended September 30, 2006 increased 9% to $10,693,000 from $9,817,000 for the three months ended September 30, 2005. Gross profit as a percentage of net sales for the three months ended September 30, 2006 decreased slightly to 25.4% from 26.1% for the three months ended September 30, 2005. Gross margin dollars increased primarily due to

Item 2.

increased sales volume from greater domestic market penetration primarily of its minor procedure kits and trays product line and its containment systems for medical waste product line. Gross margin as a percentage of sales decreased primarily due to increased material costs, and to a lesser extent the Company’s implementation of SFAS No. 123(R) (Accounting for Stock Based Compensation).

The following table sets forth sales, cost of sales and selling, general and administrative expense data for the periods indicated:

	Three months ended September 30,
	2006	2005
	(dollars in thousands)
Net sales	$42,173	$37,595
Cost of sales	$31,480	$27,778
Gross profit	$10,693	$9,817
Gross profit percentage	25.4%	26.1%
Selling, general and administrative expenses	$6,065	$5,097
As a percentage of net sales	14.4%	13.6%

Selling, general and administrative expenses for the three months ended September 30, 2006 increased 19% to $6,065,000 from $5,097,000 for the three months ended September 30, 2005. As a percentage of net sales, selling, general and administrative expenses increased to 14.4% for the three months ended September 30, 2006 from 13.6% for the three months ended September 30, 2005. Selling, general and administrative expenses increased primarily due to increased compensation and related expenses of $604,000 incurred as a result of the Company’s current and anticipated future growth. Approximately $285,000 of the compensation and related expenses are attributable to the Company’s implementation of SFAS No. 123(R) (Accounting for Stock Based Compensation).

Interest expense for the three months ended September 30, 2006 decreased 40% to $6,000 from $10,000 for the three months ended September 30, 2005. Interest income for the three months ended September 30, 2006 increased $162,000 to $180,000 from $18,000 for the three months ended September 30, 2005. The decrease in interest expense and increase in interest income was attributable to a net decrease in the average principal loan balances outstanding and an increase in the average cash and cash equivalents balance during the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005. Interest income also increased to a lesser extent due to increased interest rates. The decrease in loan balances and increase in cash and cash equivalents was primarily attributable to net cash provided by operating activities.

Net income for the three months ended September 30, 2006 increased to $2,973,000 from $2,964,000 for the three months ended September 30, 2005. The increase in net income is attributable to the aforementioned increase in net sales, gross profit, interest income and a decrease in interest expense, which were partially offset by an increase in selling, general and administrative expenses.

Item 2.

Six Months ended September 30, 2006 compared to Six Months ended September 30, 2005

Overview

The following table sets forth certain operational data for the periods indicated:

	Six months ended September 30,
	2006	2005
	(dollars in thousands)
Net sales	$81,204	$73,571
Gross profit	$20,327	$18,807
Selling, general and administrative expenses	$11,625	$10,129
Income before income taxes	$9,023	$8,660
Net income	$5,594	$5,449

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Six months ended September 30,
	2006	2005
Net sales	100.0%	100.0%
Gross profit	25.0%	25.6%
Selling, general and administrative expenses	14.3%	13.8%
Income before income taxes	11.1%	11.8%
Net income	6.9%	7.4%

The Company’s revenue increased by $7,633,000 or 10% to $81,204,000 and its net income increased by $145,000 or 3% to $5,594,000 for the six months ended September 30, 2006 over the six months ended September 30, 2005.

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

Containment systems for medical waste represents approximately 28% of the Company’s revenue. The primary raw material utilized in the manufacture of this product line is plastic resin. During fiscal 2006, world events continued to cause the cost of plastic resin to increase and be extremely volatile. The Company anticipates this may continue throughout fiscal 2007 and into fiscal 2008. In the past, the Company has been able, from time to time, to increase selling prices for certain of these products to recover a portion of the increased cost. However, the Company is unable to give any assurance that it will be able to pass along future cost increases to its customers, if necessary.

Item 2.

Gross margin dollars increased primarily due to increased sales volume from greater domestic market penetration primarily of its minor procedure kits and trays product line and its containment systems for medical waste product line. Gross margin as a percentage of sales decreased primarily due to increased material costs.

Results of Operations

The following table sets forth the major sales variance components for the six months ended September 30, 2006 versus September 30, 2005:

(dollars in thousands)
Three months ended September 30, 2005 net sales	$73,571
New products	1,105
Volume of existing products	5,556
Price/sales mix, net	972

Three months ended September 30, 2006 net sales	$81,204

Net sales for the six months ended September 30, 2006 increased $7,633,000 or 10% to $81,204,000 from $73,571,000 for the six months ended September 30, 2005. The increase in net sales of $7,633,000 was primarily attributed to a $1,889,000 or 9% increase in net sales of containment systems for medical waste and a $3,771,000 or 18% increase in net sales of minor procedure kits and trays. Laparotomy sponge sales dollars decreased $321,000 or 5%. Net sales of operating room towels increased $886,000 or 7%. The increase in net sales was primarily attributed to $1,105,000 of net sales of new products, an increase of $5,556,000 due to increased sales volume of existing products and an increase of $972,000 due to higher average selling prices and change in sales mix on existing products.

Net sales of containment systems for medical waste and minor procedure kits and trays increased primarily due to greater domestic market penetration. Unit sales of minor procedure kits and trays increased 16% and average selling prices increased 3%. Unit sales of containment systems for medical waste increased 7% and average selling prices increased approximately 2%. Unit sales of operating room towels increased 10% and average selling prices decreased 2%. Unit sales of laparotomy sponges decreased 2% and average selling prices decreased 2%. Management believes that the decrease in average selling prices of operating room towels and laparotomy sponges was primarily due to increased competition in the domestic market, which it believes will continue throughout fiscal 2007. Management believes that the increase in net selling prices in containment systems was as a result of increased selling prices for certain of these products to recover a portion of increased resin costs.

Gross profit for the six months ended September 30, 2006 increased 8% to $20,327,000 from $18,807,000 for the six months ended September 30, 2005. Gross profit as a percentage of net sales for the six months ended September 30, 2006 decreased slightly to 25.0% from 25.6% for the six months ended September 30, 2005. Gross margin dollars increased primarily due to increased sales

Item 2.

volume from greater domestic market penetration primarily of its minor procedure kits and trays product line and its containment systems for medical waste product line. Gross margin as a percentage of sales decreased primarily due to increased raw material costs, and to a lesser extent the Company’s implementation of SFAS No. 123(R) (Accounting for Stock Based Compensation).

The following table sets forth sales, cost of sales and selling, general and administrative expense data for the periods indicated:

	Six months ended September 30,
	2006	2005
	(dollars in thousands)
Net sales	$81,204	$73,571
Cost of sales	$60,877	$54,764
Gross profit	$20,327	$18,807
Gross profit percentage	25.0%	25.6%
Selling, general and administrative expenses	$11,625	$10,129
As a percentage of net sales	14.3%	13.8%

Selling, general and administrative expenses for the six months ended September 30, 2006 increased 15% to $11,625,000 from $10,129,000 for the six months ended September 30, 2005. As a percentage of net sales, selling, general and administrative expenses increased to 14.3% for the six months ended September 30, 2006 from 13.8% for the six months ended September 30, 2005. Selling, general and administrative expenses increased primarily due to increased compensation and related expenses of $1,215,000 incurred as a result of the Company’s current and anticipated future growth. Approximately $532,000 of the compensation and related expenses are attributable to the Company’s implementation of SFAS No. 123(R) (Accounting for Stock Based Compensation).

Interest expense for the six months ended September 30, 2006 decreased 68% to $12,000 from $38,000 for the six months ended September 30, 2005. Interest income for the six months ended September 30, 2006 increased $313,000 to $333,000 from $20,000 for the six months ended September 30, 2005. The decrease in interest expense and increase in interest income was attributable to a net decrease in the average principal loan balances outstanding and an increase in the average cash and cash equivalents balance during the six months ended September 30, 2006 as compared to the six months ended September 30, 2005. Interest income also increased to a lesser extent due to increased interest rates. The decrease in loan balances and increase in cash and cash equivalents was primarily attributable to net cash provided by operating activities.

Net income for the six months ended September 30, 2006 increased to $5,594,000 from $5,449,000 for the six months ended September 30, 2005. The increase in net income is attributable to the aforementioned increase in net sales, gross profit, interest income and a decrease in interest expense, which were partially offset by an increase in selling, general and administrative expenses.

Item 2.

Liquidity and Capital Resources

The following table sets forth certain liquidity and capital resources data for the periods indicated:

	September 30, 2006	March 31, 2006
	(Unaudited)
	(dollars in thousands)
Cash and cash equivalents	$18,681	$16,068
Accounts Receivable, net	$13,059	$11,045
Days Sales Outstanding	26.7	26.9
Inventories, net	$20,164	$18,836
Inventory Turnover	6.6	5.9
Current Assets	$54,050	$47,209
Working Capital	$44,083	$37,430
Current Ratio	5.4	4.8
Total Borrowings	$2,620	$2,800
Shareholder’s Equity	$89,864	$83,143
Debt to Equity Ratio	0.03	0.03

The Company had working capital of $44,083,000 with a current ratio of 5.4 to 1 at September 30, 2006 as compared to working capital of $37,430,000 with a current ratio of 4.8 to 1 at March 31, 2006. Total borrowings outstanding were $2,620,000 with a debt to equity ratio of .03 to 1 at September 30, 2006 as compared to $2,800,000 with a debt to equity ratio of .03 to 1 at March 31, 2006. The increase in cash at September 30, 2006 was primarily attributable to net cash provided by operating activities of $3,272,000.

The Company has financed its operations primarily through cash flow from operations. At September 30, 2006, the Company had a cash balance of $18,681,000 compared to $16,068,000 at March 31, 2006.

The Company’s operating activities provided cash of $3,272,000 for the six months ended September 30, 2006 as compared to $5,328,000 provided for the six months ended September 30, 2005. Net cash provided during the six months ended September 30, 2006 consisted primarily of net income from operations, depreciation and amortization, stock-based compensation and an increase in income taxes payable. This was partially offset by increases in accounts receivable, inventories and prepaid expenses and other current assets and decreases in accounts payable. The increase in accounts receivable at September 30, 2006 was due to a higher concentration of sales at the end of the quarter when compared to the quarter ended March 31, 2006. The increase in inventories was due to increased stocking requirements necessary to support increased sales volume and due to purchasing strategies.

Investing activities used net cash of $628,000 and $420,000 for the six months ended September 30, 2006 and September 30, 2005, respectively. The principal activity during the six months ended September 30, 2006 was purchases of property and equipment totaling $569,000, and purchase price and related acquisition cots of $185,000, which was partially offset by the repayment of loans to officers in the amount of $126,000.

Item 2.

Financing activities used cash of $31,000 for the six months ended September 30, 2006 compared to $1,367,000 provided for the six months ended September 30, 2005. Financing activities consisted primarily of principal payments on outstanding debt in the amount of $180,000, which was partially offset by proceeds from the exercise of employee stock options in the amount of $149,000.

As of March 31, 2005, the Company has entered into a material commitment to purchase and implement an enterprise resource planning system. As of September 30, 2006 the Company has incurred $1,307,000 in costs related to this project which is included in other assets. Approximately $138,000 of these costs were incurred during the six months ended September 30, 2006. It is anticipated that the total cost of the project will be approximately $2,200,000 and will be completed sometime during the third quarter of fiscal 2007.

On October 26, 2005 the Company amended its credit agreement with certain lenders and a bank acting as administration agent for the lenders (the “Credit Agreement”). The Credit Agreement provides for borrowing on revolving credit loans, with amounts that may be borrowed, repaid and reborrowed up to $10,000,000. The revolving credit agreement expires on October 25, 2006. The revolving credit loans shall bear interest from inception on the unpaid principal at the applicable interest rate. There are no outstanding borrowings on the credit agreement at September 30, 2006.

On October 17, 2006, the Company entered into a credit agreement with certain lenders and a bank acting as administration agent for the lenders (the “Credit Agreement”). The Credit Agreement provides for borrowing of $75,000,000 and is divided into two types of borrowing facilities, (i) a term loan with a principal amount of $65,000,000 which is payable in twenty consecutive equal quarterly installments which will commence on March 31, 2007, and (ii) revolving credit loans, which amounts may be borrowed, repaid and reborrowed up to $10,000,000.

Both the term loan and revolving credit loans bear interest at the “alternate base rate” plus the applicable margin or at the Company’s option the “LIBOR rate” plus the “applicable margin.” The alternate base rate shall mean a rate per annum equal to the greater of (a) the Prime rate or (b) the Base CD rate in effect on such day plus 1% and (c) the Federal Funds Effective Rate in effect on such day plus  1/2 of 1%. “Applicable margin” shall mean with respect to an adjusted LIBOR loan a range of 75 basis points to 150 basis points. With respect to an alternate base rate loan, the applicable margin shall range from 0 basis points to 50 basis points. The rates for both LIBOR and alternate base rate loans are established quarterly based upon agreed upon financial ratios. Borrowings under this agreement are collateralized by all the assets of the Company, and the agreement contains certain restrictive covenants, which, among other matters, impose limitations with respect to the incurrence of liens, guarantees, merger, acquisitions, capital expenditures, specified sales of assets and prohibits the payment of dividends. The Company is also required to maintain various financial ratios which will be measured quarterly.

The Company has entered into an agreement to purchase a building in the Hauppauge, NY area for $4,000,000 to function as its corporate headquarters. The Company plans on financing the purchase price with its revolving credit loans and cash provided by operations.

On October 17, 2006, the Company acquired through one of its subsidiaries, the business of Medegen Medical Products, LLC (“MMP”). MMP is engaged in the business of high speed injection molding manufacturing, specializing in disposable products in the health care market. The

Item 2.

aggregate purchase price for the acquisition was approximately $80,000,000 in cash. There are no contingencies associated with this purchase and $7,000,000 of the purchase price is held in escrow as security for the indemnification obligations in favor of the Company. In order to effectuate the transaction, the Company acquired from Medegen Holdings, LLC: (a) the entire equity interest in MMP; and (b) all of the Colorado fixed assets used by MMP in connection with their business. The Colorado fixed assets consist primarily of machinery, equipment and leasehold improvements. The Company utilized cash on hand and the funds available under its credit agreement in order to satisfy the purchase price. During the three months ended September 30, 2006, $185,000 of associated acquisition costs were incurred.

The Company believes that the anticipated future cash flow from operations, coupled with its cash on hand and available funds under its revolving credit agreement, will be sufficient to meet working capital requirements.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the alternate base rate of interest plus a spread of up to  3/4%, or at LIBOR rate plus a spread of up to 3  1/4%. The spread over the alternate base rate and LIBOR rates is determined based upon the Company’s performance with regard to agreed-upon financial ratios. The Company decides at its sole discretion as to whether borrowings will be at the alternate base rate or LIBOR. At September 30, 2006, there was no outstanding balance under the credit facility. Changes in the alternate base rates or LIBOR rates during fiscal 2007 will have a positive or negative effect on the Company’s interest expense.

In addition, the Company is exposed to interest rate change market risk with respect to the proceeds received from the issuance and sale by the Buncombe County Industrial and Pollution Control Financing Authority Industrial Development Revenue Bonds. At September 30, 2006, $2,620,000 was outstanding for these Bonds. The Bonds bear interest at a variable rate determined weekly. During the six months ended September 30, 2006, the average interest rate on the Bonds approximated 3.7%. Each 1% fluctuation in interest rates will increase or decrease the interest expense on the Bonds by approximately $26,000 on an annualized basis.

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

Change to Internal Control over Financial Reporting

We are involved in ongoing evaluations of internal controls. In anticipation of the filing of this Form 10-Q, our Chief Executive Officer and Principal Financial Officer, with the assistance of other members of our management, reviewed our internal controls and have determined, based on such review, that there have been no changes in internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

MEDICAL ACTION INDUSTRIES INC.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings against the Company or in which any of its property is subject.

Item 2.	Changes in Securities

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

A. The Registrant held its Annual Meeting of Stockholders on August 17, 2006.

B.     Two Directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2009. The names of the Directors and votes cast in favor of their election and votes withheld are as follows:

Name Votes for Votes Withheld

Richard G. Satin 9,156,671 340,119

Henry A. Berling 9,156,671 340,119

And, a nominee to serve in Class II until the Annual Meeting of Stockholders in 2007:

Kenneth R. Newsome 9,156,671 340,119

C.     The stockholders also approved a proposal to amend Article “4” of the Certificate of Incorporation to increase the number of authorized common shares of the Company from 15,000,000 to 40,000,000; 8,607,852 shares voted in favor of the proposal, 880,247 shares voted against and 8,689 shares abstaining from voting.

D.     The stockholders also approved a proposal to amend the Company’s 1994 Stock Incentive Plan to: (a) extend the termination date of the Incentive Plan from August 10, 2009 to December 31, 2015; and (b) increase the number of shares issuable thereunder from 1,850,000 to 2,350,000; 7,098,245 shares voted in favor of the proposal, 746,245 shares voted against and 15,143 shares abstaining from voting.

E.     The stockholders also approved a proposal to amend the Company’s 1989 Non-Qualified Stock Option Plan to: (a) extend the termination date of the Option Plan from October 24, 2009 to December 31, 2015; and (b) increase the number of shares issuable thereunder from 2,150,000 to 2,650,000; 7,052,320 shares voted in favor of the proposal, 781,532 shares voted against and 25,781 shares abstaining from voting.

F.      The stockholders also approved a proposal to amend the Company’s 1996 Non-Employee Directors Stock Option Plan to: (a) extend the termination date of the Directors Plan from August 17, 2006 to December 31, 2015; and (b) increase the number of shares issuable thereunder from 100,000 to 500,000; 7,337,250 shares voted in favor of the proposal, 495,941 shares voted against and 23,865 shares abstaining from voting.

G.     The stockholders also approved a proposal to ratify the appointment of Grant Thornton LLP as independent certified public accountants of the Company for the fiscal year ended March 31, 2007; 9,309,406 shares voted in favor of the proposal, 179,139 shares voted against and 8,244 shares abstaining from voting.

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

31.1 and 31.2 – Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1 and 32.2 – Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

(i) Current Report on Form 8-K dated August 2, 2006, covering Item 7.01 – Results of Operations and Financial Condition and Item 9.01 – Financial Statements and Exhibits

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICAL ACTION INDUSTRIES INC.

Dated: October 31, 2006	By:	/s/ Richard G. Satin
Richard G. Satin
Principal Financial Officer Vice President of Operations and General Counsel