Form 10-Q
period 2006-12-31
MEDICAL ACTION INDUSTRIES INC
filed 2007-02-07
CIK 748270

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

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

Yes  ☑            No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                Accelerated filer  ☑                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

Yes  ☐            No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 10,541,857 shares of common stock as of February 7, 2007.

Form 10-Q

Item 1.

MEDICAL ACTION INDUSTRIES INC.

Consolidated Balance Sheets

(dollars in thousands)

	December 31, 2006	March 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,177	$16,068
Accounts receivable, less allowance for doubtful accounts of $693 at December 31, 2006 and $369 at March 31, 2006	20,846	11,045
Inventories, net	34,054	18,836
Prepaid expenses	1,656	735
Deferred income taxes	568	279
Prepaid income taxes	—	26
Other current assets	503	220

TOTAL CURRENT ASSETS:	60,804	47,209
Property, plant and equipment, net	29,287	12,303
Goodwill	79,895	37,085
Trademarks	1,266	666
Other intangible assets, net	18,208	1,675
Other assets, net	2,487	1,453

TOTAL ASSETS:	$191,947	$100,391

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

Consolidated Balance Sheets

(dollars in thousands)

	December 31, 2006	March 31, 2006
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,598	$6,135
Accrued expenses, payroll and payroll taxes	11,163	3,284
Accrued income taxes	1,520	—
Current portion of capital lease obligations	92	—
Current portion of long-term debt	13,360	360

TOTAL CURRENT LIABILITIES:	41,733	9,779
Deferred income taxes	4,890	5,029
Capital lease obligations, less current portion	199	—
Long-term debt, less current portion	51,170	2,440

TOTAL LIABILITIES:	97,992	17,248
COMMITMENTS
SHAREHOLDERS’ EQUITY:
Common stock 40,000,000 shares authorized at December 31, 2006 and 15,000,000 shares authorized at March 31, 2006, $.001 par value; issued and outstanding 10,537,482 shares at December 31, 2006 and 10,523,576 shares at March 31, 2006	11	11
Additional paid-in capital, net	22,217	20,607
Other comprehensive income	(540)	—
Retained earnings	72,267	62,525

TOTAL SHAREHOLDERS’ EQUITY:	93,955	83,143

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY:	$191,947	$100,391

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

Consolidated Statements of Earnings

(dollars in thousands except per share data)

(Unaudited)

	Three Months Ended December 31,
	2006	2005
Net sales	$66,719	$39,439
Cost of sales	50,112	28,959

Gross profit	16,607	10,480
Selling, general and administrative expenses	8,978	5,393
Interest expense	888	5
Interest income	(77)	(86)

Income before income taxes	6,818	5,168
Income tax expense	2,670	2,030

Net income	$4,148	$3,138

Net income per share basic	$.39	$.30

Net income per share diluted	$.38	$.30

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

Consolidated Statements of Earnings

(dollars in thousands except per share data)

(Unaudited)

	Nine Months Ended December 31,
	2006	2005
Net sales	$147,923	$113,010
Cost of sales	110,989	83,723

Gross profit	36,934	29,287
Selling, general and administrative expenses	20,603	15,522
Interest expense	900	43
Interest income	(410)	(106)

Income before income taxes	15,841	13,828
Income tax expense	6,099	5,241

Net income	$9,742	$8,587

Net income per share basic	$.93	$.83

Net income per share diluted	$.91	$.81

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Nine Months Ended December 31,
	2006	2005
OPERATING ACTIVITIES
Net income	$9,742	$8,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,719	1,206
Amortization	555	308
Provision for doubtful accounts	54	54
Stock-based compensation	1,215	—
Excess tax benefit from stock-based compensation	(428)	—
Tax benefit from exercise of options	57	566
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(4,107)	(1,668)
Inventories	(3,970)	812
Prepaid expense and other current assets	(526)	(69)
Other assets	(1,024)	(539)
Accounts payable	71	1,085
Income taxes payable	1,546	1,264
Accrued expenses, payroll and payroll taxes	1,575	(532)

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,479	11,074

INVESTING ACTIVITIES
Purchase price and related acquisition costs	(80,455)	—
Purchase of property, plant and equipment	(963)	(715)
Repayment of loans to officers	126	—

NET CASH USED IN INVESTING ACTIVITIES	(81,292)	(715)

FINANCING ACTIVITIES
Proceeds from revolving line of credit and long term borrowings	67,700	12,475
Principal payments on revolving line of credit, long term debt and capital lease obligations	(5,991)	(12,745)
Proceeds from exercise of employee stock options	213	1,604

NET CASH PROVIDED BY FINANCING ACTIVITIES	61,922	1,334

(Decrease) increase in cash	(12,891)	11,693
Cash at beginning of year	16,068	549

Cash at end of period	$3,177	$12,242

Supplemental Disclosures:
Interest paid	$836	$103
Income taxes paid	$4,959	$3,411

The accompanying notes are an integral part of these financial statements

Item 1.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ended March 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report for the year ended March 31, 2006.

On October 17, 2006, the Company acquired, through one of its subsidiaries, the membership interest of Medegen Medical Products, LLC and certain Colorado fixed assets used in connection with its business (collectively, “MMP”). The Colorado fixed assets consist primarily of machinery, equipment and leasehold improvements at MMP’s Denver, CO facility. MMP’s operating results were consolidated with those of Medical Action’s beginning on the date of acquisition. Since our results are not restated retroactively to reflect the historical financial position or results of operations of MMP, a substantial portion of the fluctuations in our operating results for the third quarter of fiscal 2007 and the first nine months of fiscal 2007 as compared to the prior periods are due to the acquisition of MMP. However, we have included supplemental pro forma information in Note 6 – Acquisitions to our unaudited condensed consolidated financial statements contained in this Quarterly Report to give effect to the acquisition as though it had occurred at the beginning of each of the periods presented in this Form 10-Q.

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

Prior to the adoption of SFAS No. 123(R), we applied Accounting Principles Board Opinions (“APB”) No. 25 and related interpretations to account for our stock plans resulting in the intrinsic value to value the stock. Under APB 25, we were not required

Item 1.

Note 1. (continued)

to recognize compensation expense for the cost of stock options. In accordance with the adoption of SFAS 123(R), we recorded stock-based compensation expense for the cost of non-qualified stock options granted under our stock plans. Stock-based compensation expense recognized under the provisions of SFAS 123(R) were $357,000 ($220,000 after tax) and $1,159,000 ($713,000 after tax) or $.02 and $.07 per basic and diluted share for the three and nine months ended December 31, 2006, respectively.

Note 2. STOCK-BASED COMPENSATION PLANS

During fiscal 1990, the Company’s Board of Directors and stockholders approved a Non-Qualified Stock Option Plan (the “Non-Qualified Option Plan”). The Non-Qualified Option Plan, as amended, authorizes the granting to employees of the Company options to purchase an aggregate of 2,650,000 shares of the Company’s common stock. The options are granted with an exercise price equal to the fair market price or at a value that is not less than 85% of the fair market value on the date of grant. The options are exercisable in two installments on the second and third anniversary of the date of grant. Options expire from five to ten years from the date of grant unless the employment is terminated, in which event, subject to certain exceptions, the options terminate two months subsequent to date of termination.

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

The following is a summary of the changes in restricted stock granted under the 1994 Stock Incentive Plan for the nine months ended December 31, 2006:

	Shares	Weighted Average Grant Price
Outstanding at April 1, 2006	25,000	$22.30
Granted	7,500	$22.28

Outstanding at December 31, 2006	32,500	$22.29

Item 1.

Note 2. (continued)

Grants of restricted stock are common stock awards granted to recipients with specified vesting provisions. The restricted stock issued vests based upon the recipients continued service over time (five-year vesting period). The Company estimates the fair value of restricted stock based on the Company’s closing stock price.

The Company’s 1996 Non-Employee Director Stock Option Plan (the “Director Plan”) was approved by the stockholders in August 1996 and, as amended, covers 500,000 shares of the Company’s common stock. Under the terms of the Director Plan, which expires in 2015, each non-employee director of the Company will be granted each year an option to purchase 2,500 shares of the Company’s common stock. These options vest immediately and have an exercise price equal to the fair market price of the common stock at the time of grant.

Effective April 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment,” which prescribes the accounting for equity instruments exchanged for employee and director services. Under SFAS No. 123R, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the grant, and is recognized as an expense over the service period applicable to the grantee. The service period is the period of time that the grantee must provide services to the Company before the stock-based compensation is fully vested. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” relating to SFAS No. 123R. We have followed the SEC’s guidance in SAB No. 107 in our adoption of SFAS No. 123R.

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

The following is a summary of the changes in outstanding options for the nine months ended December 31, 2006:

	Shares	Weighted average exercise price	Weighted average contract life (years)	Aggregate Intrinsic value
Outstanding at April 1, 2006	859,656	$13.64		$8,894,000
Granted	156,000	$23.03		$—
Exercised	13,906	$15.31		$150,000
Forfeited	32,000	$18.42		$—
Expired	22,500	$9.79	—	$—

Outstanding at December 31, 2006	947,250	$15.10	7.0	$16,240,000

Options exercisable at December 31, 2006	389,000	$9.89	5.1	$8,693,000

Item 1.

Note 2. (continued)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options pricing model. The following weighted average assumptions were used for grants in the nine months ended December 31, 2006: expected volatility of 35.0%; a risk-free interest rate of 4.9%; and an expected life of 5.3 years. The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the life of the grant. The expected volatility is based on the historical volatility of the Company’s stock.

The weighted average fair value of options granted was $10.46 and $9.31 for the three and nine months ended December 31, 2006, respectively. As of December 31, 2006, there was $2,348,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s plans; that cost is expected to be recognized over a period of three years.

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

Pro forma information required under SFAS No. 123 for periods prior to fiscal 2007 as if the Company had applied the fair value recognition provisions of SFAS No. 123, to options granted under the Company’s equity incentive plans, was as follows:

	Three Months Ended December 31, 2005	Nine Months Ended December 31, 2005
	(dollars in thousands except per share data)	(dollars in thousands except per share data)
Net income – as reported	$3,138	$8,587
Deduct: Total stock-based employee compensation expense determined under fair value based method from all awards, net of related tax effects	250	778

Net income – pro forma	$2,888	$7,809

Earnings per share as reported:
Basic	$.30	$.83
Diluted	$.30	$.81
Earnings per share – pro forma:
Basic	$.28	$.75
Diluted	$.27	$.74

Item 1.

Note 3. INVENTORIES

Inventories, which are stated at the lower of cost (first-in, first-out) or market, consist of the following:

	December 31, 2006	March 31, 2006
	(Unaudited)
	(dollars in thousands)
Finished Goods, net	$21,509	$13,121
Raw Materials	12,545	5,715

Total, net	$34,054	$18,836

At December 31, 2006, MMP net inventories accounted for approximately $11,571,000 or 34% of total net inventories. On an ongoing basis, inventory quantities on hand are reviewed and an analysis of the provision for excess and obsolete inventory is performed based primarily on the Company’s estimated sales forecast of product demand, which is based on sales history and anticipated future demand. Such provision for excess and obsolete inventory approximated $555,000 and $174,000 at December 31, 2006 and March 31, 2006, respectively.

Note 4. NET INCOME PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of potential common shares. Diluted earnings per share is based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average prices during the periods. Excluded from the calculation of earnings per share are options to purchase 204,000 shares for the three and nine months ended December 31, 2005, as their inclusion would not have been dilutive. The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended December 31, 2006 and for the three and nine months ended December 31, 2005.

Item 1.

Note 4. (continued)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
	(dollars in thousands except per share data)
Numerator:
Net income for basic and dilutive earnings per share	$4,148	$3,138	$9,742	$8,587

Denominator:
Denominator for basic earnings per share - weighted average shares	10,535,424	10,460,481	10,526,987	10,403,708

Effect of dilutive securities:
Employee and director stock options	256,933	168,875	209,327	163,184
Warrants	—	—	—	268

Dilutive potential common shares	256,933	168,875	209,327	163,452

Denominator for diluted earnings per share - adjusted weighted average Shares	10,792,357	10,629,356	10,736,314	10,567,160

Basic earnings per share	$.39	$.30	$.93	$.83

Diluted earnings per share	$.38	$.30	$.91	$.81

Note 5. SHAREHOLDER’S EQUITY

For the three and nine months ended December 31, 2006, 4,500 and 13,906 stock options were exercised by employees of the Company in accordance with the Company’s 1994 Stock Incentive Plan. The exercise price of the options exercised ranged from $12.75 per share to $16.31 per share for the three months ended December 31, 2006 and $12.75 per share to $17.22 per share for the nine months ended December 31, 2006. The net cash proceeds from these exercises were $64,000 and $213,000 for the three and nine months ended December 31, 2006, respectively.

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

Item 1.

Note 6. ACQUISITIONS

On October 17, 2006, the Company acquired, through one of its subsidiaries, the membership interest of MMP. MMP is in the business of manufacturing and distributing disposable plastic products for the medical and laboratory markets. MMP markets its products primarily under the trade names Medegen and Vollrath. The purchase price for the assets acquired including related closing costs was approximately $80,455,000.

The membership interest acquired included accounts receivable, inventories, the land and manufacturing facility of MMP, certain fixed assets, trademarks, customer relationships, group purchasing organization contracts, accounts payable, accrued liabilities and intellectual property used in the operations of MMP.

The acquisition of MMP and the Colorado Fixed Assets Division has been accounted for as a purchase pursuant to SFAS No. 141, Business Combinations as issued by the Financial Accounting Standards Board. The operations of MMP has been included in the Company’s statements of earnings since the acquisition date. The following table summarizes the assets acquired from MMP and the preliminary allocation of the purchase price:

Accounts receivable, net	$5,749,000
Inventories, net	11,247,000
Prepaids and other current assets	678,000
Property, plant and equipment	17,741,000
Other assets	73,000
Trademarks	600,000
Software	325,000
Customer relationships	14,100,000
Group purchasing organization contracts	2,200,000
Intellectual property	400,000
Goodwill	42,809,000
Accounts payable	(9,391,000)
Accrued expenses	(5,763,000)
Capital lease obligations	(313,000)

Purchase price and related acquisition costs, net	$80,455,000

MMP is engaged in the business of high speed injection molding manufacturing, specializing in disposable products in the health care market. Essentially, the acquisition increased the Company’s market share in these products, while gaining manufacturing efficiencies and the benefit of increased purchasing power and lower material costs. As a result of the acquisition, the Company has projected

Item 1.

Note 6. (continued)

approximately $104,000,000 on an annualized basis of incremental sales primarily to existing customers of injection molded and disposable products with limited incremental selling and general administrative expenses. The aforementioned were the primary reasons for the acquisition and the main factors that contributed to the purchase price, which resulted in the recognition of goodwill. For tax purposes, the goodwill will be deductible.

Goodwill and trademarks will be tested for impairment periodically, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets as issued by the Financial Accounting Standards Board. The customer relationships will be amortized over a period of twenty years, group purchasing organization contracts will be amortized over a period of four years and intellectual property will be amortized over a period of seven years.

The Company utilized cash on hand and the funds available under its credit agreement in order to satisfy the purchase price. The purchase price allocation is subject to certain adjustments, none of which are anticipated to be material, because the valuation of the assets and acquisition costs have not been finalized.

Summarized below are the unaudited pro forma results of operations of the Company as if MMP had been acquired at the beginning of the fiscal period presented:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
	(dollars in thousands except for share data)
Net Sales	$71,973	$61,865	$205,952	$188,212
Net Income	$4,297	$2,974	$10,017	$9,246
Net income per common share
Basic	$0.41	$0.28	$0.95	$0.89
Diluted	$0.40	$0.28	$0.93	$0.87

Reclassifications and adjustments were made to the pro forma results to properly reflect depreciation of property, plant and equipment, amortization of intangible assets, interest expense, financing fees and tax rates.

The pro forma financial information presented above for the three and nine months ended December 31, 2006 and 2005 is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the period presented or of future operating results of the combined companies.

Note 7. LONG-TERM DEBT

On October 17, 2006, the Company entered into a credit agreement with certain lenders and a bank acting as administration agent for the lenders (the “Credit Agreement”). The Credit Agreement provides for borrowing of $75,000,000 and is divided into two types of

Item 1.

Note 7. (continued)

borrowing facilities, (i) a term loan with a principal amount of $65,000,000 which is payable in twenty consecutive equal quarterly installments which will commence on March 31, 2007, and (ii) revolving credit loans, which amounts may be borrowed, repaid and reborrowed up to $10,000,000. As of December 31, 2006, $62,000,000 is outstanding on the term loan and zero is outstanding on the revolving credit loans.

Both the term loan and revolving credit loans bear interest at the “alternate base rate” plus the applicable margin or at the Company’s option the “LIBOR rate” plus the “applicable margin.” The alternate base rate shall mean a rate per annum equal to the greater of (a) the Prime rate or (b) the Base CD rate in effect on such day plus 1% and (c) the Federal Funds Effective Rate in effect on such day plus  1/2 of 1%. “Applicable margin” shall mean with respect to an adjusted LIBOR loan a range of 75 basis points to 150 basis points. With respect to an alternate base rate loan, the applicable margin shall range from 0 basis points to 50 basis points. The rates for both LIBOR and alternate base rate loans are established quarterly based upon agreed upon financial ratios. Borrowings under this agreement are collateralized by all the assets of the Company, and the agreement contains certain restrictive covenants, which, among other matters, impose limitations with respect to the incurrence of liens, guarantees, merger, acquisitions, capital expenditures, specified sales of assets and prohibits the payment of dividends. The Company is also required to maintain various financial ratios which will be measured quarterly. As of December 31, 2006, the Company is in compliance with all such covenants and financial ratios.

Note 8. SUBSEQUENT EVENTS

In January 2007, the Company’s Board of Directors declared a three-for-two split of the Company’s common stock, effected in the form of a 50 percent stock dividend, to shareholders of record as of January 23, 2007, with a distribution date of February 8, 2007 (shares begin trading on a post-split basis on February 9, 2007). This stock split will result in the issuance of approximately 5,269,000 additional shares of common stock and will be accounted for by the transfer of approximately $5,000 from additional paid-in capital and retained earnings to common stock. Pro forma earnings per share amounts on a post-split basis for the three and nine months ended December 31, 2006 and 2005 would be as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Earnings per common share
Basic:
As reported	$0.39	$0.30	$0.93	$0.83
Post-split	$0.26	$0.20	$0.62	$0.55
Diluted:
As reported	$0.38	$0.30	$0.91	$0.81
Post-split	$0.25	$0.20	$0.61	$0.54

Item 1.

Note 8. (continued)

Information presented in the Condensed Consolidated Financial Statements and related notes have not been restated to reflect the three-for-two stock split.

Note 9. IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively for

Item 1.

Note 9. (continued)

fiscal years beginning after November 15, 2007, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact this new standard will have on its future results of operations and financial position.

Note 10. OTHER MATTERS

The Company is a party to a lawsuit arising out of the conduct in the ordinary course of business. While the results of this lawsuit cannot be predicted with certainty, management does not expect that the ultimate liabilities, if any, will have a material adverse effect on the financial position or results of operations of the Company.

The Company is currently in negotiations for a new Collective Bargaining Agreement, which expired in March 2006, with union employees at the Company’s Gallaway, Tennessee facility.

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

Item 2.

Three Months ended December 31, 2006 compared to Three Months ended December 31, 2005

Overview

The following table sets forth certain operational data for the periods indicated:

	Three months ended December 31,
	2006	2005
	(dollars in thousands)
Net sales	$66,719	$39,439
Gross profit	16,607	10,480
Selling, general and administrative expenses	8,978	5,393
Income before income taxes	6,818	5,168
Net income	4,148	3,138

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Three months ended December 31,
	2006	2005
Net sales	100%	100%
Gross profit	24.9%	26.6%
Selling, general and administrative expenses	13.5%	13.7%
Income before income taxes	10.2%	13.1%
Net income	6.2%	8.0%

The Company’s revenue increased by $27,280,000 or 69% to $66,719,000 and its net income increased by $1,010,000 or 32% to $4,148,000 for the quarter ended December 31, 2006 over the quarter ended December 31, 2005.

The Company has entered into agreements with many major group purchasing organizations. These agreements, which expire at various times over the next several years, can be terminated typically on ninety (90) day advance notice and do not contain minimum purchase requirements. The Company, to date, has been able to achieve significant compliance to their respective member hospitals. The termination of any of these agreements may result in the significant loss of business. In some cases, as these agreements are renewed, the average selling prices could be materially lower.

Containment systems for medical waste and the product lines added as a result of the acquisition of MMP on October 17, 2006, represent approximately 45% of the Company’s revenue. The primary raw material utilized in the manufacture of these product lines is plastic resin. In recent years, world events have caused the cost of plastic resin to increase and be extremely volatile. The Company

Item 2.

anticipates that such volatility may continue in the future. In the past, the Company has been able, from time to time, to increase selling prices for certain of these products to recover a portion of the increased cost. However, the Company is unable to give any assurance that it will be able to pass along future cost increases to its customers, if necessary.

Gross profit dollars increased primarily due to net sales of products from the Company’s acquisition and due to increased sales volume from greater domestic market penetration primarily of its minor procedure kits product line. Gross margin as a percentage of sales decreased primarily due to a change in sales mix also as a result of the acquisition.

Results of Operations

The following table sets forth the major sales variance components for the quarter ended December 31, 2006 versus December 31, 2005:

(dollars in thousands)
Three months ended December 31, 2005 net sales	$39,439
New products	823
Acquisition	21,263
Volume of existing products	3,083
Price/sales mix, net	2,111

Three months ended December 31, 2006 net sales	$66,719

Net sales for the three months ended December 31, 2006 increased $27,280,000 or 69% to $66,719,000 from $39,439,000 for the three months ended December 31, 2005. The increase in net sales of $27,280,000 was primarily attributed to net sales of approximately $21,263,000 of disposable patient utensils for the laboratory and medical markets, a $3,384,000 or 28% increase of minor procedure kits and trays, a $1,176,000 or 135% increase of protective apparel and a $935,000 or 16% increase in operating room towels. The increase in net sales was primarily attributed to $21,263,000 due to net sales of products from the Company’s acquisition on October 17, 2006, $823,000 of net sales of new products, an increase of $3,083,000 due to increased sales volume of existing products and an increase of $2,111,000 due to higher average selling price and change in sales mix of existing products.

Net sales of minor procedure kits and trays, protective apparel, and operating room towels was increased primarily due to greater domestic market penetration. Unit sales of minor procedure kits and trays increased 12% and average selling prices increased 10%. Unit sales of protective apparel increased 98% and average selling prices increased approximately 18%. Unit sales of operating room towels increased 12% and average selling prices increased 3%. Unit sales of laparotomy sponges decreased 1% and average selling prices increased 3%. Management believes that the increase in average selling prices of minor procedure kits and trays was a result of shift in sales mix to kits with enhanced components. Net sales of disposable patient utensils of approximately $21,263,000 was due to the Company’s acquisition of MMP on October 17, 2006.

Gross profit for the three months ended December 31, 2006 increased 58% to $16,607,000 from $10,480,000 for the three months ended December 31, 2005. Gross profit as a percentage of net sales for the three months ended December 31, 2006 decreased to 24.9% from 26.6% for the three months ended December 31, 2005. Gross profit dollars increased primarily due to increased sales

Item 2.

volume from greater domestic market penetration primarily of its minor procedure kits and trays product line and net sales of products as a result of the acquisition of MMP on October 17, 2006. Gross margin as a percentage of sales decreased primarily due to a change in sales mix as a result of the MMP acquisition, which accounted for approximately $4,386,000 of gross margin at 21%.

The following table sets forth sales, cost of sales and selling, general and administrative expense data for the periods indicated:

	Three months ended December 31,
	2006	2005
	(dollars in thousands)
Net sales	$66,719	$39,439
Cost of sales	50,112	28,959
Gross profit	16,607	$10,480
Gross profit percentage	24.9%	26.6%
Selling, general and administrative expenses	$8,978	$5,393
As a percentage of net sales	13.5%	13.7%

Selling, general and administrative expenses for the three months ended December 31, 2006 increased 66% to $8,978,000 from $5,393,000 for the three months ended December 31, 2005. As a percentage of net sales, selling, general and administrative expenses decreased to 13.5% for the three months ended December 31, 2006 from 13.7% for the three months ended December 31, 2005. Selling, general and administrative expenses increased primarily due to increased expenses associated with the MMP acquisition of approximately $2,711,000, increased compensation and related expenses of $852,000 incurred as a result of the Company’s current and anticipated future growth. Approximately $283,000 of the compensation and related expenses are attributable to the Company’s implementation of SFAS No. 123(R) (Accounting for Stock Based Compensation).

Interest expense for the three months ended December 31, 2006 increased to $888,000 from $5,000 for the three months ended December 31, 2005. Interest income for the three months ended December 31, 2006 decreased $9,000 to $77,000 from $86,000 for the three months ended December 31, 2005. The increase in interest expense and decrease in interest income was attributable to a net increase in the average principal loan balances outstanding and a decrease in the average cash and cash equivalents balance during the quarter ended December 31, 2006 as compared to the quarter ended December 31, 2005. Interest income also increased to a lesser extent due to increased interest rates. The increase in loan balances and decrease in cash and cash equivalents was primarily attributable to purchase price and related acquisition costs associated with the MMP acquisition.

Net income for the three months ended December 31, 2006 increased to $4,148,000 from $3,138,000 for the three months ended December 31, 2005. The increase in net income is attributable to the aforementioned increase in net sales and gross profit, which were partially offset by a decrease in interest income, an increase in interest expense and an increase in selling, general and administrative expenses.

Item 2.

Nine Months ended December 31, 2006 compared to Nine Months ended December 31, 2005

Overview

The following table sets forth certain operational data for the periods indicated:

	Nine months ended December 31,
	2006	2005
	(dollars in thousands)
Net sales	$147,923	$113,010
Gross profit	36,934	29,287
Selling, general and administrative expenses	20,603	15,522
Income before income taxes	15,841	13,828
Net income	9,742	8,587

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Nine months ended December 31,
	2006	2005
Net sales	100%	100%
Gross profit	25.0%	25.9%
Selling, general and administrative expenses	13.9%	13.7%
Income before income taxes	10.7%	12.2%
Net income	6.6%	7.6%

The Company’s revenue increased by $34,913,000 or 31% to $147,923,000 and its net income increased by $1,155,000 or 13% to $9,742,000 for the nine months ended December 31, 2006 over the nine months ended December 31, 2005.

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

Containment systems for medical waste and the product lines added as a result of the acquisition of MMP on October 17, 2006, represents approximately 45% of the Company’s revenue. The primary raw material utilized in the manufacture of this product line is plastic resin. In recent years, world events have caused the cost of plastic resin to increase and be extremely volatile. The Company anticipates that such volatility may continue in the future. In the past, the Company has been able, from time to time, to increase selling prices for certain of these products to recover a portion of the increased cost. However, the Company is unable to give any assurance that it will be able to pass along future cost increases to its customers, if necessary.

Item 2.

Gross margin dollars increased primarily due to net sales of products from the Company’s acquisition and due to increased sales volume from greater domestic market penetration primarily of its minor procedure kits and trays product line and its containment systems for medical waste product line. Gross margin as a percentage of sales decreased primarily due to a change in sales mix also as a result of the acquisition.

Results of Operations

The following table sets forth the major sales variance components for the nine months ended December 31, 2006 versus December 31, 2005:

(dollars in thousands)
Nine months ended December 31, 2005 net sales	$113,010
New products	1,928
Acquisition	21,263
Volume of existing products	8,639
Price/sales mix, net	3,083

Nine months ended December 31, 2006 net sales	$147,923

Net sales for the nine months ended December 31, 2006 increased $34,913,000 or 31% to $147,923,000 from $113,010,000 for the nine months ended December 31, 2005. The increase in net sales of $34,913,000 was primarily attributed to net sales of approximately $21,263,000 of disposable patient utensils for the laboratory and medical markets, a $7,155,000 or 22% increase of minor procedure kits and trays, a $2,011,000 or 6% increase in net sales of containment systems for medical waste, a $2,264,000 or 93% increase in net sales of protective apparel and a $1,822,000 or 10% increase in net sales of operating room towels. The increase in net sales was primarily attributed to $21,263,000 due to net sales of products from the Company’s acquisition on October 17, 2006, a $1,928,000 of net sales of new products, an increase of $8,639,000 due to increased sales volume of existing products and an increase of $3,083,000 due to higher average selling prices and change in sales mix of existing products.

Net sales of containment systems for medical waste, minor procedure kits and trays, protective apparel and operating room towels increased primarily due to greater domestic market penetration. Unit sales of minor procedure kits and trays increased 15% and average selling prices increased 6%. Unit sales of containment systems for medical waste increased 3% and average selling prices increased approximately 3%. Unit sales of operating room towels increased 10% and average selling prices remained approximately the same. Unit sales of laparotomy sponges decreased 2% and average selling prices decreased 1%. Management believes that the decrease in average selling prices of laparotomy sponges was primarily due to increased competition in the domestic market, which it believes will continue throughout fiscal 2007. Management believes that the increase in net selling prices in containment systems was as a result of increased selling prices for certain of these products to recover a portion of increased resin costs. Management believes that the increase in net selling prices of minor procedure kits and trays was as a result of a shift in sales mix to kits with enhanced components. Net sales of disposable patient utensils of approximately $21,263,000 was due to the Company’s acquisition of MMP on October 17, 2006.

Item 2.

Gross profit for the nine months ended December 31, 2006 increased 26% to $36,934,000 from $29,287,000 for the nine months ended December 31, 2005. Gross profit as a percentage of net sales for the nine months ended December 31, 2006 decreased to 25.0% from 25.9% for the nine months ended December 31, 2005. Gross profit dollars increased primarily due to net sales of products as a result of the acquisition of MMP on October 17, 2006 and increased sales volume from greater domestic market penetration primarily of its minor procedure kits and trays product line, containment systems for medical waste product line, protective apparel and operating room towels. Gross margin as a percentage of sales decreased primarily due to a change in sales mix as a result of the MMP acquisition, which accounted for approximately $4,386,000 of gross margin at 21%.

The following table sets forth sales, cost of sales and selling, general and administrative expense data for the periods indicated:

	Nine months ended December 31,
	2006	2005
	(dollars in thousands)
Net sales	$147,923	$113,010
Cost of sales	110,989	83,723
Gross profit	$36,934	$29,287
Gross profit percentage	25.0%	25.9%
Selling, general and administrative expenses	$20,603	$15,522
As a percentage of net sales	13.9%	13.7%

Selling, general and administrative expenses for the nine months ended December 31, 2006 increased 33% to $20,603,000 from $15,522,000 for the nine months ended December 31, 2005. As a percentage of net sales, selling, general and administrative expenses increased to 13.9% for the nine months ended December 31, 2006 from 13.7% for the nine months ended December 31, 2005. Selling, general and administrative expenses increased primarily due to increased expenses associated with MMP acquisition of approximately $2,711,000 and increased compensation and related expenses of $2,016,000 incurred as a result of the Company’s current and anticipated future growth. Approximately $1,034,000 of the compensation and related expenses are attributable to the Company’s implementation of SFAS No. 123(R) (Accounting for Stock Based Compensation).

Interest expense for the nine months ended December 31, 2006 increased to $900,000 from $43,000 for the nine months ended December 31, 2005. Interest income for the nine months ended December 31, 2006 increased $304,000 to $410,000 from $106,000 for the nine months ended December 31, 2005. The increase in interest expense and increase in interest income was attributable to a net increase in the average principal loan balances outstanding and an increase in the average cash and cash equivalents balance during the nine months ended December 31, 2006 as compared to the nine months ended December 31, 2005. Interest income also increased to a lesser extent due to increased interest rates. The increase in loan balances was primarily attributable to purchase price and related acquisition costs associated with the MMP acquisition.

Item 2.

Net income for the nine months ended December 31, 2006 increased to $9,742,000 from $8,587,000 for the nine months ended December 31, 2005. The increase in net income is attributable to the aforementioned increase in net sales, gross profit and interest income, which were partially offset by an increase in selling, general and administrative expenses and interest expense.

Liquidity and Capital Resources

The following table sets forth certain liquidity and capital resources data for the periods indicated:

	December 31, 2006	March 31, 2006
	(Unaudited)
	(dollars in thousands)
Cash and cash equivalents	$3,177	$16,068
Accounts Receivable, net	$20,846	$11,045
Days Sales Outstanding	29.1	26.9
Inventories, net	$34,054	$18,836
Inventory Turnover	5.6	5.9
Current Assets	$60,804	$47,209
Working Capital	$19,071	$37,430
Current Ratio	1.5	4.8
Total Borrowings	$64,530	$2,800
Shareholder’s Equity	$93,955	$83,143
Debt to Equity Ratio	0.69	0.03

The Company had working capital of $19,071,000 with a current ratio of 1.5 to 1 at December 31, 2006 as compared to working capital of $37,430,000 with a current ratio of 4.8 to 1 at March 31, 2006. Total borrowings outstanding were $64,530,000 with a debt to equity ratio of .69 to 1 at December 31, 2006 as compared to $2,800,000 with a debt to equity ratio of .03 to 1 at March 31, 2006. The decrease in cash at December 31, 2006 was primarily attributable to net cash used in financing activities of $81,292,000.

The Company has financed its operations primarily through cash flow from operations. At December 31, 2006, the Company had a cash balance of $3,177,000 compared to $16,068,000 at March 31, 2006.

The Company’s operating activities provided cash of $6,479,000 for the nine months ended December 31, 2006 as compared to $11,074,000 provided for the nine months ended December 31, 2005. Net cash provided during the nine months ended December 31, 2006 consisted primarily of net income from operations, depreciation and amortization, stock-based compensation, an increase in income taxes payable and an increase in accrued expenses, payroll and payroll taxes. This was partially offset by increases in accounts receivable, inventories, prepaid expenses and other current assets and other assets. The increase in accounts receivable at December 31, 2006 was due to a higher concentration of sales at the end of the quarter when compared to the quarter ended March 31, 2006. The increase in inventories was due to increased stocking requirements necessary to support increased sales volume and due to purchasing strategies.

Item 2.

Investing activities used net cash of $81,292,000 and $715,000 for the nine months ended December 31, 2006 and December 31, 2005, respectively. The principal use during the nine months ended December 31, 2006 was for the acquisition of MMP on October 17, 2006. The purchase price and related acquisition costs for MMP was approximately $80,455,000. In addition, the Company’s purchases of property, plant and equipment amounted to $963,000 for the nine months ended December 31, 2006.

Financing activities provided cash of $61,922,000 for the nine months ended December 31, 2006 compared to $1,334,000 for the nine months ended December 31, 2005. Financing activities during the nine months ended December 31, 2006 consisted of net borrowings under the Company’s credit facilities of $61,709,000, principally to finance the acquisition of MMP. Other financing activities include cash proceeds from the exercise of employee stock options of $213,000.

During the three months ended December 31, 2006, the Company implemented a new enterprise resource planning system. As of December 31, 2006, the Company has incurred approximately $2,027,000 in costs related to this project which is included in other assets. Approximately $858,000 of these costs were incurred during the nine months ended December 31, 2006. The Company will depreciate the costs related to this project on a straight-line basis over the estimated useful life of the asset (7 years).

On October 17, 2006, the Company entered into a credit agreement with certain lenders and a bank acting as administration agent for the lenders (the “Credit Agreement”). The Credit Agreement provides for borrowing of $75,000,000 and is divided into two types of borrowing facilities, (i) a term loan with a principal amount of $65,000,000 which is payable in twenty consecutive equal quarterly installments which will commence on March 31, 2007, and (ii) revolving credit loans, which amounts may be borrowed, repaid and reborrowed up to $10,000,000. As of December 31, 2006, $62,000,000 is outstanding on the term loan and zero is outstanding on the revolving credit loans.

Both the term loan and revolving credit loans bear interest at the “alternate base rate” plus the applicable margin or at the Company’s option the “LIBOR rate” plus the “applicable margin.” The alternate base rate shall mean a rate per annum equal to the greater of (a) the Prime rate or (b) the Base CD rate in effect on such day plus 1% and (c) the Federal Funds Effective Rate in effect on such day plus  1/2 of 1%. “Applicable margin” shall mean with respect to an adjusted LIBOR loan a range of 75 basis points to 150 basis points. With respect to an alternate base rate loan, the applicable margin shall range from 0 basis points to 50 basis points. The rates for both LIBOR and alternate base rate loans are established quarterly based upon agreed upon financial ratios. Borrowings under this agreement are collateralized by all the assets of the Company, and the agreement contains certain restrictive covenants, which, among other matters, impose limitations with respect to the incurrence of liens, guarantees, merger, acquisitions, capital expenditures, specified sales of assets and prohibits the payment of dividends. The Company is also required to maintain various financial ratios which will be measured quarterly. As of December 31, 2006, the Company is in compliance with all such covenants and financial ratios.

As of September 21, 2006 the Company has entered into an agreement to purchase a building in the Hauppauge, NY area for approximately $4,000,000 to function as its corporate headquarters. The Company plans on financing the purchase price with its revolving credit agreement and cash provided by operations.

Item 2.

The Company believes that the anticipated future cash flow from operations, coupled with its cash on hand and available funds under its revolving credit agreement, will be sufficient to meet working capital requirements.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the alternate base rate of interest plus a spread of up to 1%, or at LIBOR rate plus a spread of up to 1  1/2%. The spread over the alternate base rate and LIBOR rates is determined based upon the Company’s performance with regard to agreed-upon financial ratios. The Company decides at its sole discretion as to whether borrowings will be at the alternate base rate or LIBOR. At December 31, 2006, $62,000,000 was outstanding under the credit facility. Changes in the alternate base rates or LIBOR rates during fiscal 2007 will have a positive or negative effect on the Company’s interest expense. Each 1% fluctuation in the interest rate will increase or decrease interest expense for the Company by approximately $620,000 on an annualized basis.

In addition, the Company is exposed to interest rate change market risk with respect to the proceeds received from the issuance and sale by the Buncombe County Industrial and Pollution Control Financing Authority Industrial Development Revenue Bonds. At December 31, 2006, $2,530,000 was outstanding for these Bonds. The Bonds bear interest at a variable rate determined weekly. During the nine months ended December 31, 2006, the average interest rate on the Bonds approximated 3.7%. Each 1% fluctuation in interest rates will increase or decrease the interest expense on the Bonds by approximately $25,000 on an annualized basis.

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

Item 4.

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

Change to Internal Control over Financial Reporting

On October 17, 2006, the Company acquired, through one of its subsidiaries, the membership interest of MMP. The Company’s management performed due diligence procedures associated with the acquisition. During these due diligence procedures and in the time subsequent to the acquisition, management found no significant deficiencies or material weaknesses in the design of MMP’s disclosure controls.

On December 4, 2006 the Company converted its Enterprise Resource Planning system to SAP. As a result of the conversion, management has performed an evaluation of the Company’s disclosure controls post-conversion. The Company has determined that disclosure controls that have changed due to the SAP conversion, although minimal, are properly designed.

We are involved in ongoing evaluations of internal controls. In anticipation of the filing of this Form 10-Q, our Chief Executive Officer and Principal Financial Officer, with the assistance of other members of our management, reviewed our internal controls and have determined, based on such review and excluding the above, that there have been no further changes in internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

(i)	Current Report on Form 8-K dated November 1, 2006, covering Item 7.01 – Results of Operations and Financial Condition and Item 9.01 – Financial Statements and Exhibits

(ii)	Amended Current Report on Form 8-K/A dated December 20, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICAL ACTION INDUSTRIES INC.

Dated: February 7, 2007	By:	/s/ Richard G. Satin
Richard G. Satin
Principal Financial Officer Vice President of Operations and General Counsel