Form 10-K
period 2007-03-31
MEDICAL ACTION INDUSTRIES INC
filed 2007-06-11
CIK 748270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended March 31, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-b of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer	☒	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by nonaffiliates of the registrant as of June 7, 2007 was approximately $300,000,000. As of June 7, 2007, registrant had outstanding approximately 15,863,411 shares of Common Stock.

Parts of the following documents are incorporated by reference to Parts I, II, III and IV of this Form 10-K Report: (1) Proxy Statement for registrant’s 2007 Annual Meeting of Stockholders and (2) registrant’s Annual Report to Stockholders for the fiscal year ended March 31, 2007.

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

ITEM 1 — BUSINESS

Company Background

Medical Action Industries Inc. (“Medical Action” or the “Company”) was incorporated under the laws of the State of New York on April 1, 1977, and re-incorporated under the laws of the State of Delaware on November 5, 1987. Headquartered in Hauppauge, New York, Medical Action develops, manufactures, markets and supplies a variety of disposable medical products. The Company’s products are marketed primarily to acute care facilities in domestic and certain international markets, and in recent years has expanded its end-user markets to include physician, dental and veterinary offices, out-patient surgery centers and long-term care facilities. Medical Action is a leading manufacturer and supplier of patient bedside utensils, collection systems for the containment of medical waste, minor procedure kits and trays, sterile disposable operating room towels and sterile disposable laparotomy sponges. The Company’s products are marketed by its direct sales personnel and extensive network of distributors. Medical Action has entered into preferred vendor agreements with national distributors, as well as sole source and/or committed contracts with group purchasing alliances. The Company also manufactures its products under private label programs to other distributors and medical suppliers. Medical Action’s manufacturing, packaging and warehousing activities are conducted in its Arden, North Carolina, Gallaway, Tennessee, Clarksburg, West Virginia and Northglenn, Colorado facilities. The Company’s procurement of certain products and raw materials from the People’s Republic of China is administered by its office in Shanghai, China.

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

Since 1994, the Company has engaged in an active acquisition program completing ten transactions. These transactions include:

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

•

In October 2006, the Company acquired Medegen Medical Products LLC, which consisted of a line of patient bedside utensils, operating room products, laboratory products, and urology products. The patient bedside utensils line included wash basins, bedpans, pitchers and carafes, urinals, emesis basins, medicine cups, tumblers, denture cups, sitz baths, service trays, and soap dishes. The operating room products line included operating room basins, guide wire bowls, eye-shields, and surgical markers. The laboratory product line included petri dishes, measuring graduates, disposable beakers, lab containers and bottles, culture tubes, serum tubes, vials, and specimen containers. The urology product line consisted of commode specimen collectors, calculi strainers, 24 hour specimen collectors, mid-stream catch kits, and drainage and leg bags.

The Company’s products are divided into six (6) categories:

•	Patient Bedside Utensils

•	Minor Procedure Kits and Trays

•	Containment Systems for Medical Waste

•	Operating Room Disposables and Sterilization Products

•	Dressings and Surgical Sponges

•	Laboratory Products

Within each of these categories are multiple product lines that have either been internally developed or acquired, as set forth below:

Patient Bedside Utensils

• Wash Basins	• Medicine Cups

• Bedpans	• Tumblers

• Pitchers & Carafes	• Denture Cups

• Urinals	• Sitz Baths

• Emesis Basin	• Service Trays

• Soap Dishes	• Perineal Bottles

Minor Procedure Kits and Trays

• I.V. Start Kits	• Laceration Trays

• Central Line Dressing Trays	• Instruments and Instrument Trays

• Suture Removal Trays	• Ear and Ulcer Syringes

• Incision & Drainage Trays	• Razor and Shave Prep Kits

• General Purpose Instrument Trays	• Trach Care Trays

• Wound Dressing Change Trays	• Piston Syringes

• Sharp Debridement Trays	• Irrigation Trays

• Venipuncture Trays

Containment Systems for Medical Waste

• Biohazardous Waste Containment Bags	• Laboratory Specimen Transport Bags

• Autoclavable Bags	• Patient Belongings Bags

• Non-infectious Medical Waste Bags	• Sharps Containment Systems

• Chemotherapy Waste Containment Bags	• Equipment Dust Covers

• Laundry and Linen Containment Bags	• Zip Closure Bags

• Waste Solidifiers and Spill Cleanup Kits	• Sterility Maintenance Covers

Operating Room Disposables and Sterilization Products

• Disposable Operating Room Towels	• Sterilization Pouches

• O.R. Basins	• Guide Wire Bowls

• Surgical Marking Pens	• Sterilization Indicators

• Magnetic Drapes	• Sterilization Integrators

• Needle Counters	• Bowie Dick Test Packs

• Light Shields	• Sealers and Cutters

• Convenience Kits	• Instrument Protection

• Surgical Headwear and Shoe Covers	• Patient Aids

• Isolation Gowns	• Eye-Shields

Dressings and Surgical Sponges

• Burn Dressings	• Gauze Sponges

• Disposable Laparotomy Sponges	• Sponge Counting System

• Specialty Sponges	• Conforming Bandage Rolls

• SOF KRIMP® Bandage Rolls	• SeproNet®

• Tubegauz® Elastic Net

Laboratory Products

• Petri Dishes	• Calculi Strainers

• Specimen Containers	• 24-Hour Collectors

• Commode Specimen Collectors	• Mid Stream Catch Kits

• Triangular Graduates	• Culture Tubes

• Lab Containers and Bottles	• Transport Swabs

• Tri-pour Beakers	• Drainage and Leg Bags

• Graduated Measures	• Vials

The following paragraphs contain a brief description of, and provide other information regarding, Medical Action’s key products:

Patient Bedside Utensils

Wash Basins – used in both hospital in-patient setting, as well as in nursing homes and other long term convalescent care applications, polypropylene wash basins come in a range of sizes and colors. They are available in disposable, plastic single patient reusable, and stainless steel fully-reusable designs.

Bedpans – for immobile patients bedpans come in conventional, over the commode seat, stackable and pontoon styles. Polypropylene bedpans come in a range of sizes and colors and are available in disposable, plastic single patient reusable, and stainless steel fully-reusable designs.

Pitchers & Carafes – are available in reusable and disposable configurations. Pitchers and carafes are injection molded from durable polypropylene and include options such as ice guards, cup covers, hinged lids, and graduations. Liner and jacket sets are sold separately and provide for additional insulation and quick replenishment.

Urinals – for immobile patients urinals are made in a variety of designs. Differing versions accommodate male and female anatomy, and are made from opaque blue or translucent clear polypropylene which facilitates measuring and visualizing contents. Urinals are graduated in 25 cc and 1 oz. increments up to 1,000 cc’s.

Emesis Basins – are available in reusable and disposable configurations and are graduated in 100 cc increments. Emesis basins are used for containing fluids, measuring output and routine oral care.

Minor Procedure Kits and Trays

The Company offers kits and trays which are used for a wide variety of minor surgical and medical procedures. Kit components are determined by the procedural requirements and may be customized to accommodate individual hospital protocols and preferences. Procedural applications and typical components for the Company’s larger kits segments are as follows:

I.V. Start Kits – One of the most common medical procedures is intravenous administration of fluids and medications usually done through an I.V. catheter or needle which is inserted into a peripheral vein. Since infection at the site of the catheter insertion can become systemic and potentially serious, I.V. start kits are used to insure speed and efficiency of catheter insertion while promoting sound clinical protocol. Typical components include a tourniquet, antiseptic ampule or swab, gauze, alcohol prep pads and a dressing. The Company’s I.V. start kits are marketed under the ActaSept™ and Cepti-Seal® brands. For the fiscal year ended March 31, 2007, 2006 and 2005, I.V. Start Kits accounted for 13%, 15% and 12%, respectively, of the Company’s total sales.

Central Line Dressing Trays – Central line dressing trays are used to provide for cleansing and dressing placement at the site of a central venous catheter which is typically placed in a vein in the patient’s chest area and is used for the rapid infusion of fluids and medications. Since infection at the site of catheter insertion can become systemic and represents a potentially serious medical complication, central line dressing kits facilitate fast and efficient dressing changes while allowing the clinician to maintain sterile technique. Typical components include an antiseptic ampule or swabs, gloves, gauze tape and a transparent dressing. The Company’s Central Line Dressing Trays are marketed under the ActaSept™ and Cepti-Seal® brands.

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

Operating Room Disposables and Sterilization Products

Disposable Operating Room Towels – The Company’s line of absorbent cotton operating room towels are used during surgery for drying hands, rolled up for propping instruments, on back tables and mayo stands for absorbing fluids, around the incision site for absorbing blood and to allow the surgeon to clip tubing and instruments close to the surgical site during the surgical procedure. Operating room towels are sold in sterile packaging for single use and as a non-sterile component to be used with other health care companies’ products, primarily surgical pre-packaged procedure trays. For the fiscal years ended March 31, 2007, 2006, and 2005, operating room towels accounted for, 11%, 15% and 16%, respectively, of the Company’s total net sales.

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

Disposable Surgical Light Handle Covers – Light ShieldsTM – A patented design assures a secure fit and acts as a sterile barrier on surgical light handles in the operating room. Light ShieldsTM are manufactured of a heavy gauge flexible plastic for the optimum assurance of a sterile barrier.

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

Disposable Laparotomy Sponges – Laparotomy sponges are designed primarily for use during surgical procedures in hospitals and health facilities. They are single use and made of gauze and sold in varying sizes and utilized for a multitude of purposes. Laparotomy sponges cover exposed internal organs, isolating them from the part of the body being operated upon. They also absorb blood and act as a buffer between medical instruments and the skin, thereby reducing trauma to the skin tissue caused by the medical instrument. Laparatomy sponges are sold in sterile packaging or as a non-sterile component to be used with other health care companies’ products, primarily surgical pre-packaged procedure trays. The Company’s laparotomy sponges contain an x-ray detectable element and loop handle in order to facilitate easy counting and identification in the operating room. For the fiscal years ended March 31, 2007, 2006, and 2005, laparotomy sponges accounted for 6%, 9%, and 9%

respectively, of the Company’s total net sales.

Specialty Surgical Sponges – The Company’s line of specialty surgical sponges is an extension to its laparotomy sponge product line. They are single use and made of gauze and sold in varying sizes and shapes. The design of these sponges is tailored to specific surgical applications for which a standard laparotomy sponge is sub-optimal. There are two classifications of specialty surgical sponges:

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

Laboratory Products

Petri Dishes – used in the laboratory Petri dishes are used to culture microorganisms. Economical, optically clear dishes are precision molded from polystyrene to maintain optical quality and controlled flat surfaces so cultures are clearly visible without distortion.

Specimen Containers – used for the collection and transportation of fluid and tissue samples. Polypropylene specimen Containers are available in several sizes and styles including screw top, snap cap, and the patented ClikSeal™ for insuring sample security and leak resistance during transport. A sterility seal and patient i.d. label with lines for number, name, and doctor are typical features of specimen containers.

Commode Specimen Collectors – used for the collection of and measurement of waste. Injection molded LDPE commode collectors fit securely on standard toilets and allow for easy collection and quick visualization, measurement and disposal. Other versions can be sealed for transportation to the laboratory for analysis.

Triangular Graduates – used for measuring intake or output, triangular graduates are made from either clear polystyrene or translucent polypropylene. The containers are graduated in 25cc and .5 ounce increments, up to 1000 cc’s and 32 ounces. The triangular style provides measuring ease, visualization of contents and comfortable handling.

Tri-pour Beakers – used in hospitals, clinics, laboratories and nursing homes for accurate drip-free mixing and or pouring of liquids. Tri-pour beakers are made from translucent polypropylene and are resistant to commonly used acids, alkalis, solvents and reagents and are autoclaveable. They range sizes from 50ml to 1000ml, and each beaker is graduated in increments of 10, 20 or 50ml.

Patents and Trademarks

The Company actively pursues a policy of seeking patent protection, both in the United States and abroad, for its proprietary technology. There can be no assurance that the Company’s patents will not be violated or that any issued patents will provide protection that has commercial significance. Litigation may be necessary to protect the Company’s patent position. Such litigation may be costly and time-consuming, and there can be no assurance that the Company will be successful in such litigation. Since no single patent covers product lines that constitute 5% or more of any sales of the Company for fiscal 2007, the Company does not believe that any violation of any patents owned by the Company would have a material adverse effect on it or its business prospects.

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

The competitors differ based upon the products being sold. In the sale of sterile laparotomy sponges, where Cardinal Health, Inc., the Kendall Company, a subsidiary of Tyco Industries, Inc. and Medline Industries, Inc. are competitors, Medical Action’s sales represent a significant share of the domestic market. The Company’s primary competitors in the sale of sterile operating room towels, in which the Company is also a leading supplier in the domestic market, are Cardinal Health, Inc., Medline Industries, Inc. and DeRoyal, Inc. Management believes that the breadth of its line of collection systems for the containment of medical waste is the most complete in the industry, where it competes with Cardinal Health, Inc., Donovan, Inc. and Heritage Bag Company. In the sale of minor procedure kits and trays where the Company has a significant market share, the Company’s primary competitors include Cardinal Health, Inc., Becton, Dickinson and Company and the Kendall Company, a subsidiary of Tyco Industries, Inc. In the sale of medical pouches to the hospital market, where the Company is one of the leading suppliers, the Company’s primary competitors include Cardinal Health, Inc. In the sale of operating room accessories, where the Company’s portion of the market is relatively insignificant, the Company’s primary competitor is Devon Industries, Inc., a subsidiary of Tyco Industries, Inc. In the sale of patient bedside utensils, where Cardinal Health, Inc., and Medline Industries, Inc. are competitors, Medical Action’s sales represent a significant share of the domestic market. In the sale of laboratory products, where Cardinal Health, Inc., Tyco Industries, Inc., Becton, Dickinson and Company, Kord Products Inc., and Parter Medical Products, Inc., are competitors, Medical Action’s sales represent a significant share of the domestic market.

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

The European Union has promulgated rules, under the Medical

Devices Directive, or MDD, which require medical devices to bear the “CE mark”. The CE mark is an international symbol of adherence to quality assurance standards. The Company received EN ISO 13485:2003 certification for its Arden, North Carolina manufacturing facility and has instituted all the systems necessary to meet the Medical Device Directive, thus acquiring the ability to affix the CE mark to certain products.

Sales, Marketing and Customers

The Company’s products are presently marketed and sold primarily to acute care facilities throughout the United States through a network of direct sales personnel. In addition, the Company has expanded its target markets to include physician, dental and veterinary offices, out-patient surgery centers and long-term care facilities.

The Company’s sales representatives typically attempt to establish and maintain direct contact with medical professionals that directly utilize the Company’s products. As medical product purchases are typically made on a centralized basis by hospital purchasing departments, and increasingly by healthcare networks, sales representatives must also maintain relationships with purchasing department personnel. The Company has approximately fifty-four (54) direct sales personnel throughout the United States engaged in the sales and marketing of the Company’s products.

In addition to the field sales personnel focused on the United States acute care market, Medical Action has senior sales and marketing professionals focused on group purchasing organizations, government sales, large integrated delivery networks and with national and regional distributors.

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

No individual customer or affiliated group of customer accounts accounted for more than 10% of the Company’s net sales in any of the past three fiscal years. Nevertheless, sales to Owens & Minor, Inc., Cardinal Health Inc. and McKesson Corporation, diversified distribution companies (the “Distributors”) accounted for approximately 37%, 22% and 2% respectively, for the fiscal year ended March 31, 2007, 33%, 19% and 9%, respectively, for the fiscal year ended March 31, 2006, and 33%, 18% and 9%, respectively, for the fiscal year ended March 31, 2005. In fiscal 2007, Owens

& Minor, Inc. acquired the acute care distribution business of McKesson Corporation. Although the Distributors may be deemed in a technical sense to be major purchasers of the Company’s products, the Distributors typically serve as a distributor under a purchase order or supply agreement between the customer and the Company, and does not purchase for its own account. The Company, therefore, does not believe it is appropriate to categorize the Distributors as actual customers.

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

In addition to branded sales to the United States healthcare market, the Company generates revenue to OEM customers in the healthcare, laboratory and non-medical markets. Moreover, Medical Action provides and sells products to international markets via independent in country distribution networks, supported by operations in the United States, Brazil and China.

Research and Development

The Company is continually conducting research and developing new products utilizing a team approach that involves its engineering, manufacturing and marketing resources. Although the Company has developed a number of its own products, most of its research and development efforts have historically been directed towards product improvement and enhancements of previously developed or acquired products. Product development expenses were approximately $788,000, $599,000 and $429,000 for the fiscal years ended March 31, 2007, 2006, and 2005, respectively.

Employees

As of June 1, 2007, the Company had approximately 703 full-time employees with 475 in manufacturing and distribution, 78 in marketing and sales, and 150 in administration. Except for 148 employees in the Company’s Gallaway, Tennessee facility, which are represented by the

Service Employees International Union (“SEIU”), none of the Company’s employees are represented by a labor union. The Company has entered into an agreement with the SEIU for the three (3) year period ending February 2010. The Company believes that its employee relations are satisfactory.

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

In the manufacture of collection systems, resin is extruded through the die where it emerges in a gelatinous state. The extruder and die are positioned under a cooling tower where the emerging plastic is pressed closed and air is blown into it creating a cylindrical column. The column is then pulled up the tower and back down over conveying rollers, and is threaded through a printer, bag machine, triangle folder, separator and air folder into an individually folded bag.

The Company’s sharps containers, currently manufactured by a third-party, are also manufactured from either polypropylene or polyethylene resin and are produced either by extrusion blow-molding or by high pressure injection molding. In extrusion blow molding, the resin is melted by friction and applied heat in a long tube with a precisely flighted revolving auger, delivering the molten plastic through an extruder die to form a hollow tube. As the tube exits the extruder, a 2-part blow mold whose internal cavity is in the shape of the finished product, closes around the tube and high pressure are is introduced to form the finished product. In injection molding, a similar barrel and screw auger system plasticizes the resin before injecting the molten plastic into 2-part precision molds. These molds are closed under very high pressure, forcing the plastic to fill all of the voids in the mold and taking the shape of the finished part, then rapidly cooled with water running through the mold structure before being ejected for packaging. During fiscal 2008, the injection molded style will be manufactured internally at the Company’s Gallaway, Tennessee facility.

Our Gallaway, Tennessee facility primarily manufactures and/or distributes disposable plastic patient utensils, primarily used in hospital admission kits, as well as other collection, measuring and containment products. These products are manufactured with homopolymer and copolymer polypropylene, high density polyethylene and linear low density polyethylene, primarily utilizing either injection molded plastic process or extrusion blow molding. In addition, the Gallaway facility purchases contract manufactured or private labeled finished products for distribution to its customers. These products include stainless and reusable plastic containers and utensils manufactured domestically, as well as various measuring and collection products procured from the People’s Republic of China.

The Company’s Northglenn, Colorado facility produces plastic disposable laboratory and OR products including Petri dishes, bowls, culture tubes and specimen containers, as well as supporting the Tennessee facility with patient utensils. These are also manufactured utilizing the plastic injection molding process and utilize polystyrene, polyethylene and polypropylene. The facility distributes directly to the laboratory distributor and media pour markets and transfers patient utensil products to Tennessee for distribution consolidation. The Company has announced its plan to transfer the Colorado facility manufacturing and product lines to the Tennessee facility and close the Colorado facility during the current fiscal year.

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

Item 1A — Risk Factors

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

Our integration of the acquisition of Medegen Medical Products, LLC (“Medegen”) is ongoing and we may incur substantial costs to achieve, and may not be able to realize, the anticipated cost savings, synergies or revenue enhancements from integrating Medegen’s operations with our current business.

If we cannot successfully complete the integration of Medegen’s operations, including the consolidation of Medegen’s Colorado manufacturing facility into our Gallaway, Tennessee facility, with our current business, we may experience material negative consequences to our business, financial condition or results of operations and to the business, financial conditions or results of operations of the combined company. The integration of companies that have previously operated separately will continue to be a costly and time-consuming process that will involve a number of risks, including, but not limited to:

•	demands on management related to the significant increase in the size of the business for which they are responsible;

•	diversion of management’s attention from the management of daily operations to the integration of operations;

•

difficulties in the assimilation of difference corporate cultures, practices and sales and distribution methodologies, as well as in the assimilation and retention of extensive and geographically dispersed operations and personnel;

•

difficulties and unanticipated expenses related to the integration of departments, information technology systems, including accounting systems, technologies and procedures, as well as in maintaining uniform standards, including internal accounting controls, procedures and policies; and

•	costs and expenses associated with any undisclosed or potential liabilities.

Indemnification for Remediation of Tennessee facility

The Medegen Medical Products, LLC (“Medegen”) Tennessee facility is comprised of approximately 20 acres in a light industrial park, located in Gallaway, TN. During 1998, as part of due diligence activities prior to the acquisition of the facility by Medegen, consultants found chlorinated solvents in the groundwater adjacent to the manufacturing plant, which is in the process of being remediated.

Medegen is fully indemnified by the prior owner (“Indemnitor”) for all costs associated with the environmental remediation as well as any claims that may arise, including third party claims. As security for the indemnification obligations, Indemnitor is required, on a quarterly basis, to provide proof of cash balances, marketable securities or available, unused lines of credit equal to the expected cost of all future remediation activities plus $500,000. Now that full-scale remediation has begun, Indemnitor will be required to provide Letters of Credit (“LC”) to secure their future obligations beginning with a $3,000,000 LC at the 2 year point, dropping $2,000,000 at the 4 year mark and reducing to $1,000,000 from years 7 through 10. The LC amounts approximate the expected remaining remediation costs at each point in time. No assurance can be given that the Indemnitor will have the financial resources to complete the environmental remediation and/or defend any claims that may arise, that recommended cleanup levels will be achieved over the long term, or that further remedial activities will not be required.

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

To the extent that the Company grows through acquisition, it will face the additional challenges of integrating its current operations, culture, informational management information systems and other characteristics with that of the acquired entity. The Company may incur significant expenses in connection with negotiating and consummating one or more transactions, and it may inherit certain liabilities in connection with the acquisition as a result of its failure to conduct adequate due diligence or otherwise. In addition, the Company may not realize competitive advantages, synergies or other benefits anticipated in connection with such acquisition. If the Company does not adequately identify targets for, or manage issues related to our future acquisitions, such acquisitions may have a negative adverse affect on the Company’s business and financial results.

In addition to the above risks, future acquisitions may result in the dilution of earnings and the amortization or write-off of goodwill and intangible assets, any of which could have a material adverse affect on our business, financial condition or results of operations.

The Company’s business is subject to the risks of international procurement.

A significant portion of the Company’s raw materials and finished goods are purchased from manufacturers in the People’s Republic of China. As a result, the Company’s international procurement operations are subject to the risks associated with such activities including, economic and labor conditions, international trade regulations (including tariffs and anti-dumping penalties), war, international terrorism, civil disobedience, political instability, governmental activities, deprivation of contract and property rights. In particular, since 1978, the Chinese government has been reforming its economic and political systems, which we expect to continue. Although we believe that these reforms have had a positive effect on the economic development of China and have improved our ability to successfully utilize facilities in China, we cannot assure you that these reforms will continue or that the Chinese government will not take actions that impair these operations in China. In addition, periods of international unrest may impede our ability to procure goods from other countries and could have a material adverse effect on our business and results of operations.

Although the Chinese yuan has traded virtually in a straight line for many years, beginning in fiscal 2006 the Chinese government began to re-value the Chinese yuan against other currencies, including the U.S. dollar. This re-valuation or free floating exchange rate, has caused the price of many items that are sourced from China to increase, which could adversely impact the Company’s cost of goods sold and profitability.

In addition, the U.S. Government in May 2005 exercised a quota on any textile products from China in Category 632 of the Harmonized Tariff Schedule, which included the Company’s patient slippers. The Company anticipates that a similar quota will be exercised in fiscal 2008 on textile products from China in Category 632. The Company has been able to procure a similar product with a different country of origin, although at higher costs than the Company was previously obtaining. An interruption in supply and higher costs, could have a negative adverse effect on the Company’s financial results.

Covenants in our credit facilities may restrict our financial and operating flexibility.

We currently have two credit facilities;

•	A five year $10 million revolving credit facility, of which we had no borrowings outstanding as of June 1, 2007; and

•	A $65 million term loan payable in twenty consecutive equal quantity installments. As of June 1, 2007, $57,750,000 is outstanding on the term loan.

Our current credit facility requires, and any future credit facilities may also require, that we comply with specified financial covenants relating to interest coverage, debt coverage, minimum consolidated net worth, and earnings before interest, taxes, depreciation and amortization. Our ability to satisfy these financial covenants can be affected by events beyond our control, and we cannot give assurance that we will meet the requirements of these covenants. These restrictive covenants could affect our financial and operational flexibility, including the following:

•	limiting our ability to fund working capital, capital expenditures, acquisitions or other general corporate purposes;

•

requiring us to use a substantial portion of our cash flow from operations to pay interest and principal on our indebtedness, which will reduce the funds available to us for purposes such as potential acquisitions, capital expenditures, marketing, development and other general corporate purposes;

•	vulnerability to fluctuations in interest rates, as a substantial portion of our indebtedness bears variable rates of interest, including an interest rate hedging agreement;

•	reducing our flexibility in planning for, or responding to, changing conditions in our business and our industry;

•	limiting our ability to borrow additional funds; and

•	making us more vulnerable to general economic downturns and adverse developments in our business.

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

During the past few years, world events have caused the price of oil and natural gas prices to increase to historical new heights, causing the cost of resin to rise to unprecedented levels. The Company anticipates the volatility to continue in fiscal 2008. During the past two fiscal years, the Company has been able from time to time, to increase selling prices for certain of these products to recover a portion of the increased cost. However, there can be no assurance that the Company will be able to pass along future cost increases, if any, to its customers which could also have an adverse impact on the Company’s results of operations and financial condition.

The Company’s success depends largely on its ability to attract and retain key personnel.

Much of the future success of the Company depends on the continued service and availability of skilled personnel, including its Chief Executive Officer, members of its executive team, and those in manufacturing, marketing, finance, and information technology. The Company has relied on its ability to grant stock options as one mechanism for recruiting and retaining this highly skilled talent. Accounting regulations requiring the expensing of stock options may impair the Company’s future ability to provide these incentives without incurring significant compensation costs. There can be no assurance that the Company will continue to successfully attract and retain key personnel.

Failure of the Company’s information technology systems could adversely affect the Company’s future operating results.

Information technology system failures could disrupt the Company’s ability to function in the normal course of business by potentially causing delays or cancellation of customer orders, impeding the manufacture or shipment of products, hindering the planning and procurement of raw materials, or resulting in the unintentional disclosure of customer or Company information. Management has taken steps to address these concerns by its implementation of internal control measures. However, there can be no assurance that a system failure or data security breach will not have a material adverse affect on the Company’s results of operations.

During fiscal 2007, the Company implemented a new software system, mySAP software suite. The Company has estimated the effective operational cost for the new software. However, these estimates are based upon several factors including, the hiring and retaining of technical resources, availability of functional business people, accuracy of our current data, and additional requirements resulting from the Medegen acquisition. In the event that such factors are delayed or significantly modified, the cost of the implementation could be significantly increased and have a material effect on the Company’s business and financial condition.

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

Healthcare reform and the related pressure to contain costs has been the advent of buying groups in the United States. These group purchasing organizations enter into preferred supplier arrangements with one or more manufacturers of medical products in return for price discounts to members of the group purchasing organizations. If we are not able to obtain new preferred supplier commitments for major group purchasing organizations or retain those commitments that we currently have, which are generally terminable by either party for any reason upon the expiration of a defined notice period, our sales and profitability could be adversely affected. However, even if we are able to obtain and retain preferred supplier commitments from buying groups, they may not deliver high levels of compliance by their members, meaning that we may not be able to offset the negative impact of lower per-unit prices or lower margins with increases in unit sales or in market share.

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

We principally rely on our manufacturing facilities in Arden, North Carolina, Gallaway, Tennessee, and Clarksburg, West Virginia. These facilities may be affected by natural or man-made disasters. These facilities and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial time to repair or replace. In the event one of our facilities was affected by a disaster, we would be forced to rely on third-party manufacturers. However, third-party manufacturers may not be available or they may be unable to produce our products on the schedule or to the specifications that we require. We currently carry insurance in the aggregate amount of $20 million to protect us against such disasters. However, such insurance may not be sufficient to cover all of our potential losses or may become unavailable on acceptable terms, if available at all.

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

Financial statements are prepared in accordance with U.S. generally accepted accounting principles. These principles are subject to interpretation by various governing bodies, including the Financial Accounting Standards Board (“FASB”) and the SEC, who interpret and create appropriate accounting regulations. A change from current accounting regulations, or the interpretations thereof, can have a significant affect on the Company’s results of operations and could impact the manner in which the Company conducts business.

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

Item 1B – Unresolved Staff Comments

None

ITEM 2—PROPERTIES

The Company owns manufacturing facilities in Gallaway, Tennessee, Arden, North Carolina and Clarksburg, West Virginia. The Company acquired in March 2007, a 28,200 square foot building in Brentwood, New York to serve as the Company’s new corporate headquarters. In addition, the Company leases a manufacturing facility in Northglenn, Colorado and general office space in Shanghai, China. Management believes that the Company’s facilities are adequate to meet its current needs and should continue to be adequate for the foreseeable future. Additional information about our facilities is set forth in the following table:

Location	Primary Use	Owned/Leased	Lease Termination Date	Size in Square Feet
Arden, North Carolina	Manufacturing/Warehouse/Distribution	Owned	n/a	205,000 (a)
Brentwood, New York	Executive Offices	Owned	n/a	28,200(b)
Clarksburg, West Virginia	Manufacturing/Warehouse/Distribution	Owned	n/a	43,000(c)
Gallaway, Tennessee	Manufacturing/Warehouse/Distribution	Owned	n/a	265,000(d)
Hauppauge, New York	Executive Offices	Owned	n/a	12,000 (e)
Northglenn, Colorado	Manufacturing/Warehouse/Distribution	Leased	May 2008	71,218 (f)
Shanghai, China	General Office	Leased	January 2008	3,745(g)

(a)	The principal manufacturing, distribution and warehouse facility of the Company is 32 acres. An Industrial Revenue Bond in the amount of $2,440,000 was outstanding as of March 31, 2007, which was used to acquire and renovate the facility and acquire certain manufacturing equipment.
(b)	New corporate headquarters acquired in March 2007.
(c)	The Clarksburg, West Virginia facility located on 15 acres, was part of our acquisition of the BioSafety Division of Maxxim Medical, Inc. in October 2002.
(d)	The Gallaway, Tennessee facility located on 25 acres, was part of our acquisition of Medegen Medical Products, LLC in October 2006.
(e)	The Hauppauge, New York corporate offices were acquired by the Company in July 2000.
(f)	The Northglenn, Colorado facility is leased at an annual rental of $248,324.
(g)	The Offices in Shanghai, China are leased at an annual rental of $105,000.

ITEM 3—LEGAL PROCEEDINGS

The Company is a party to a lawsuit arising out of the conduct of its business in the ordinary course. While the results of such lawsuit cannot be predicted with certainty, management does not expect that the ultimate liability, if any, will have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required by this Item is set forth in registrant’s 2007 Annual Report to Stockholders under the captions “Selected Financial Data”, “Stock Trading” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which information is hereby incorporated herein by reference.

ITEM 6—SELECTED FINANCIAL DATA

The information required by this Item is set forth in registrant’s 2007 Annual Report to Stockholders contained under the caption “Selected Financial Data”, which information is hereby incorporated herein by reference.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is set forth in registrant’s 2007 Annual Report to Stockholders contained under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which information is hereby incorporated herein by reference.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is set forth in registrant’s 2007 Annual Report to Stockholders contained under the caption Management’s Discussion and Analysis of Financial Condition”, which information is hereby incorporated herein by reference.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is set forth in registrant’s 2007 Annual Report to Stockholders under the captions “Reports of Independent Registered Public Accounting Firm”, “Balance Sheets”, “Statements of Operations”, “Statements of Shareholders’ Equity”, “Statements of Cash Flows” and “Notes to Financial Statements”, which information is hereby incorporated herein by reference.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act) as of March 31, 2007. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of March 31, 2007, the Company’s disclosure controls and procedures were (i) designed to ensure that material information relating to the Company, is made known to the Company’s Chief Executive Officer and Principal Financial Officer, particularly during the period in which this report was being prepared and (ii) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

See the Company’s Annual Report To Stockholders for our Management’s Report on Internal Control Over Financial Reporting.

Item 9B—Other Information

None

PART III

Item 10 Directors and Executive Officers of the Registrant

The following is a list of the names and ages of all of our directors and executive officers, including all positions and offices they hold with the Company as of June 1, 2007. The Company’s Certificate of Incorporation provides that the board of directors shall consist from between three and eleven members, as determined from time to time by the board, divided into three classes as nearly equal in number as possible. Our executive officers hold office at the pleasure of the board of directors.

Name	Age	Position
Paul D. Meringolo	49	Chairman of the Board (Chief Executive Officer and President)
Richard G. Satin	52	Vice President of Operations, General Counsel and Corporate Secretary (Principal Financial Officer)
Manuel B. Losada	43	Vice President of Sales and Marketing
Eric Liu	45	Vice President of International Operations and Global Development
Henry A. Berling	64	Director
William W. Burke	48	Director
Dr. Philip F. Corso	79	Director
Kenneth R. Newsome	47	Director
Bernard Wengrover	82	Director

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

Henry A. Berling, a director since August 2005, retired on December 31, 2004 as Executive Vice President after 38 years with Owens & Minor, Inc., a publicly traded Fortune 500 supply-chain solutions company and a leading distributor of name-brand medical and surgical supplies. From 1995 to 2002 Mr. Berling served as Executive Vice President, Partnership Development. Prior to 1995, he served Owens & Minor, Inc. in various positions, including Executive Vice President, Sales and Customer Development and Senior Vice President, Sales and Marketing. Mr. Berling was a member of the Owens & Minor Board of Directors from 1998 to 2005. For more than the past three years, Owens & Minor, Inc. has been the Company’s largest distributor.

Mr. William W. Burke, a director since August 2004, has served as Executive Vice President and Chief Financial Officer of ReAble Therapeutics, Inc. (formerly known as Encore Medical Corporation), a diversified orthopedic device company since August 2004. Mr. Burke served as Chief Financial Officer, Treasurer and Secretary of Cholestech Corporation, a publicly traded medical products company from March 2001 to August 2004. For more than fifteen years prior thereto, Mr. Burke was a senior investment banker with such firms as Bear, Stearns & Co., Inc., Everen Securities, Inc. and Principal Financial Securities, where he provided financing and advisory services to companies in healthcare and other industry sectors. Mr. Burke holds a Bachelors of Business Administration degree in Finance from the University of Texas at Austin and a Masters of Business Administration degree from University of Pennsylvania’s Wharton Graduate Business School.

Dr. Philip F. Corso, a director of the Company since March 1984, has been associated with the Yale University School of Medicine for more than the past ten years and is presently an Assistant Clinical Professor of Surgery

Emeritus. In addition, Dr. Corso is Senior Attending and Emeritus Chief of Plastic Surgery at Bridgeport and Norwalk Hospitals in Connecticut. Dr. Corso has also published numerous articles in professional journals on plastic and reconstructive surgery. He is a member of numerous national and international plastic surgery societies.

Mr. Kenneth Newsome, a director of the Company since August 2006, has been President and CEO of AMF Automation Technologies, Inc., a privately held manufacturer of wholesale bread and baking equipment since 1996. With approximately 300 employees worldwide, AMF has completed seven acquisitions to date. For more than the four years prior thereto, Mr. Newsome held various executive positions, including Chief Operating Officer of MedSurg Industries, which was acquired by Isolyser Healthcare, which is now known as Microtek Medical Inc., a publicly traded medical products company. Mr. Newsome holds a Bachelors of Science degree in Finance from the University of Virginia – McIntire School of Commerce and a Masters of Business Administration degree from the University of Virginia – Darden School of Graduate Business Administration.

Mr. Bernard Wengrover, a director of the Company since October 1990, has been a certified public accountant in the State of New York for more than the past forty years. Mr. Wengrover was the Company’s independent auditor from 1977 until March 31, 1989.

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

Item 11 Executive Compensation

See information under the caption “Compensation Discussion and Analysis” in the Company’s Proxy Statement, which information is incorporated herein by reference.

Item 12 Security Ownership of Certain Beneficial Owners and Management

See the information under the caption “Stock Ownership Information” in the Company’s Proxy Statement, which information is incorporated herein by reference.

Item 13 Certain Relationships and Related Transactions

See the information under the caption “Certain Relationships and Related Transactions” in the Company’s Proxy Statement, which information is incorporated herein by reference.

Item 14 Principal Accounting Fees and Services

See the information under the caption “Ratification of Independent Certified Registered Public Accounting Firm” in the Company’s Proxy Statement, which information is incorporated herein by reference.

Those items which are incorporated by reference to the Company’s definitive Proxy Statement relating to the Annual Meeting of Stockholders is scheduled to be held on August 16, 2007. The definitive Proxy Statement will be filed with the Commission not later than 120 days after March 31, 2007, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2) List of Financial Statements and Financial Statement Schedules

The following financial statements of Medical Action Industries Inc., included in its Annual Report to Stockholders for the year ended March 31, 2007, are incorporated by reference in Item 8:

Balance Sheets at March 31, 2007 and 2006

Statements of Operations for the Years Ended March 31, 2007, 2006 and 2005

Statements of Shareholders’ Equity for the Years Ended March 31, 2007, 2006 and 2005

Statements of Cash Flows for the Years Ended March 31, 2007, 2006 and 2005

Notes to Financial Statements

The following financial statement schedule and Report of Independent Registered Public Accounting Firm of Medical Action Industries Inc. and Subsidiaries is included in Item 14(d):

Report of Independent Registered Public Accounting Firm on Schedule II Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3) Exhibits:

Exhibit No.
2.1	Agreement and Plan of Reorganization dated as of August 12, 1994 among Registrant, QuanTech Acquisition Corp. and QuanTech, Inc. (Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1995).

2.2	Purchase Agreement dated as of January 30, 1996 among Registrant, SBW Acquisition Corp., Lawson Mardon Medical Products, Inc. and Lawson Mardon Medical Products, a trading division of Lawson Mardon Packaging UK Ltd. (Exhibit 2 to the Company’s Current Report on Form 8-K dated February 6, 1996).

2.3	Asset Purchase Agreement dated as of March 9, 1999 between Acme United Corporation and Registrant (Exhibit 2 to the Company’s Current Report on Form 8-K dated April 1, 1999).

2.4	Asset Purchase Agreement dated as of October 3, 2001 between Medi-Flex Hospital Products, Inc. and Registrant (Exhibit 2 to the Company’s Current Report on Form 8-K dated November 30, 2001).

2.5	Asset Purchase Agreement dated as of May 9, 2002 between MD Industries Acquisition LLC and Registrant (Exhibit 2 to the Company’s current report on Form 8-K dated June 21, 2002).

2.6	Asset Purchased Agreement dated as of August 30, 2002, between Maxxim Medical, Inc. and Registrant (Exhibit 2 to the Company’s current report on Form 8-K dated October 25, 2002.

2.7	Membership Interest Purchase Agreement dated as of October 17, 2006 among Registrant, Medegen Holdings, LLC; Medegen Medical Products, LLC; Medegen Newco, LLC; and MAI Acquisition Corp. (Exhibit 2 to the Company’s Current Report on Form 8-K dated October 18, 2006).

3.1	Certificate of Incorporation, as amended. (Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002)

3.2	By-Laws, as amended (Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1988).

10.1	1996 Non-Employee Director Stock Option Plan, as amended*

10.2	1989 Non-Qualified Stock Option Plan, as amended*

10.32	1994 Stock Incentive Plan, as amended*

10.4	Employment Agreement dated as of February 1, 1993 between the Registrant and Paul D. Meringolo (Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1993).

10.5	Modification Agreement dated as of June 3, 2003 between the Registrant and Paul D. Meringolo (Exhibit 10 to the Company’s current report on Form 8-K dated June 3, 2003).

10.6	Letter Agreement dated as of April 13, 2007 between Registrant and Paul D. Meringolo (Exhibit 10 to the Company’s current report on Form 8-K dated April 13, 2007).

10.7	Change in Control Agreement dated as of June 1, 1995 between the Registrant and certain executive officers (Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1995).

23.1*	Consent of Registered Independent Public Accounting Firm

31.1*	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Additional Exhibit – Undertakings

(b) Exhibits

The response to this portion of Item 16 is submitted as a separate section of this report.

(c) Financial Statement Schedules

The response to this portion of Item 16 is submitted as a separate section of this report.

With the exception of the aforementioned information incorporated by reference in this Annual Report on Form 10-K, the Company’s Annual Report to Stockholders for the year ended March 31, 2007 is not to be deemed “filed” as part of this report.

*	Filed herewith

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of June, 2007.

MEDICAL ACTION INDUSTRIES INC.

By:	/s/ Paul D. Meringolo
Paul D. Meringolo
Chairman of the Board
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on June 8th, 2007 by the following persons in the capacities indicated:

/s/ Paul D. Meringolo	Chairman of the Board
Paul D. Meringolo	Chief Executive Officer, President and Director

/s/ Richard G. Satin	Vice President of Operations, Genera Counsel, Corporate Secretary and Director (Principal Financial Officer)
Richard G. Satin

/s/ Bernard Wengrover	Director
Bernard Wengrover

/s/ Philip F. Corso	Director
Philip F. Corso

/s/ William W. Burke	Director
William W. Burke

/s/ Henry A. Berling	Director
Henry A. Berling

/s/ Kenneth R. Newsome	Director
Kenneth R. Newsome

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM ON SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM ON SCHEDULE

Stockholders and Board of Directors

    Medical Action Industries Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Medical Action Industries Inc. and subsidiaries referred to in our report dated May 31, 2007, which is included in the annual report to security holders and incorporated by reference in Part II of this form. Our report on the consolidated financial statements includes explanatory paragraphs relating to the application of Financial Accounting Standards No. 123(R) as of April 1, 2006 and No. 158 as of March 31, 2007. Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

GRANT THORNTON LLP

New York, New York

May 31, 2007

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED March 31, 2007

MEDICAL ACTION INDUSTRIES INC.

(Exact name of registrant as specified in its charter)

EXHIBIT INDEX

Exhibit No.

10.1	1996 Non-Employee Director Stock Option Plan, as amended

10.2	1989 Non-Qualified Stock Option Plan, as amended

10.3	1994 Stock Incentive Plan, as amended

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Additional Exhibit – Undertakings

2

S-1

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

MEDICAL ACTION INDUSTRIES INC.

ADDITIONS

	COL. A	COL. B	COL. C	COL. D	COL. E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Charged to Other Accounts - Describe	Other Changes - Add(Deduct) Describe	Balance End of Period
Year ended March 31, 2007
Deducted from asset accounts:
Allowance for doubtful accounts	$368,561	$44,451	(3)$179,890	(1)$(56,022)	$536,880
Reserve for slow moving and obsolete inventory	$174,331	$377,965	(3)$315,651	(2)$(204,281)	$663,666
Total Valuation and Qualifying Accounts	$542,892	$422,416	$495,541	$(260,303)	$1,200,546

Year ended March 31, 2006
Deducted from asset accounts:
Allowance for doubtful accounts	$366,561	$72,000	—	(1)$(70,000)	$368,561

Reserve for slow moving and obsolete inventory	$226,862	$309,462	—	(2)$(361,993)	$174,331
Total Valuation and Qualifying Accounts	$593,423	$381,462	—	$(431,993)	$542,892

Year ended March 31, 2005
Deducted from asset accounts:
Allowance for doubtful accounts	$294,561	$72,000	—	—	$366,561
Reserve for slow moving and obsolete inventory	$385,000	$552,143	—	(2)$(710,281)	$226,862
Total Valuation and Qualifying Accounts	$679,561	$624,143	—	$(710,281)	$593,423

(1)	Write off of uncollectible accounts.
(2)	Disposal of slow moving and obsolete inventory.
(3)	Opening balance for MMP at October 17, 2006.