Form 10-Q
period 2007-06-30
MEDICAL ACTION INDUSTRIES INC
filed 2007-08-09
CIK 748270

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 15,874,036 shares of common stock as of August 9, 2007.

Form 10-Q

Item 1.

MEDICAL ACTION INDUSTRIES INC.

Consolidated Balance Sheets

(dollars in thousands)

ASSETS

	June 30, 2007	March 31, 2007
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$805	$827
Accounts receivable, less allowance for doubtful accounts of $655 at June 30, 2007 and $537 at March 31, 2007	21,031	20,653
Inventories, net	33,529	34,350
Prepaid expenses	1,508	861
Deferred income taxes	1,451	1,350
Prepaid income taxes	—	24
Other current assets	595	488

TOTAL CURRENT ASSETS:	58,919	58,553
Property, plant and equipment, net	32,523	32,552
Goodwill	79,954	79,911
Trademarks	1,266	1,266
Other intangible assets, net	17,317	17,665
Other assets, net	3,091	2,722

TOTAL ASSETS:	$193,070	$192,669

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

Consolidated Balance Sheets

(dollars in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2007	March 31, 2007
	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$14,624	$16,523
Accrued expenses, payroll and payroll taxes	9,512	10,858
Accrued income taxes	1,445	—
Current portion of capital lease obligations	113	92
Current portion of long-term debt	13,360	13,360

TOTAL CURRENT LIABILITIES:	39,054	40,833
Deferred income taxes	6,499	6,270
Capital lease obligations, less current portion	126	173
Long-term debt, less current portion	44,590	47,030

TOTAL LIABILITIES:	90,269	94,306
COMMITMENTS
SHAREHOLDERS’ EQUITY:
Common stock 40,000,000 shares authorized, $.001 par value; issued and outstanding 15,864,911 shares at June 30, 2007 and 15,815,786 shares at March 31, 2007	16	16
Additional paid-in capital, net	23,774	22,846
Other comprehensive income	25	7
Retained earnings	78,986	75,494

TOTAL SHAREHOLDERS’ EQUITY:	102,801	98,363

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY:	$193,070	$192,669

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

Consolidated Statements of Earnings

(dollars in thousands except per share data)

(Unaudited)

	Three Months Ended June 30,
	2007	2006
Net sales	$70,246	$39,031
Cost of sales	53,137	29,397

Gross profit	17,109	9,634
Selling, general and administrative expenses	10,425	5,560
Interest expense	1,003	6
Interest income	(2)	(153)

Income before income taxes	5,683	4,221
Income tax expense	2,171	1,600

Net income	$3,512	$2,621

Net income per share basic	$.22	$.17

Net income per share diluted	$.22	$.17

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Three Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$3,512	$2,621
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,003	391
Amortization	735	82
Provision for doubtful accounts	118	18
Stock-based compensation	410	329
Excess tax benefit from stock-based compensation	128	(120)
Tax benefit from exercise of options	383	19
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(496)	(1,390)
Inventories	821	(3,315)
Prepaid expense and other current assets	(754)	(684)
Other assets	(755)	(91)
Accounts payable	(1,899)	803
Income taxes payable	1,448	1,480
Accrued expenses, payroll and payroll taxes	(1,328)	(366)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,326	(223)

INVESTING ACTIVITIES
Purchase price and related acquisition costs	(43)	—
Purchases of property, plant and equipment	(973)	(144)
Repayment of loans to officers	—	126

NET CASH USED IN INVESTING ACTIVITIES	(1,016)	(18)

FINANCING ACTIVITIES
Proceeds from revolving line of credit and long term borrowings	17,252	—
Principal payments on revolving line of credit, long term debt and capital lease obligations	(19,719)	(90)
Proceeds from exercise of employee stock options	135	76

NET CASH USED IN FINANCING ACTIVITIES	(2,332)	(14)

Decrease in cash	(22)	(255)
Cash at beginning of year	827	16,068

Cash at end of period	$805	$15,813

Supplemental Disclosures:
Interest paid	$891	$31
Income taxes paid	$212	$257

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended March 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report for the year ended March 31, 2007.

On October 17, 2006, the Company acquired, through one of its subsidiaries, the membership interest of Medegen Medical Products, LLC and certain Colorado fixed assets used in connection with its business (collectively, “MMP”). The Colorado fixed assets consist primarily of machinery, equipment and leasehold improvements at MMP’s Denver, CO facility. MMP’s operating results were consolidated with those of Medical Action’s beginning on the date of acquisition. Since our results are not restated retroactively to reflect the historical financial position or results of operations of MMP, a substantial portion of the fluctuations in our operating results for the first quarter of fiscal 2008 as compared to the prior periods are due to the acquisition of MMP. However, we have included supplemental pro forma information in Note 6 – Acquisitions to our unaudited condensed consolidated financial statements contained in this Quarterly Report to give effect to the acquisition as though it had occurred at the beginning of each of the periods presented in this Form 10-Q.

On February 9, 2007, the Company effected a three-for-two stock split to shareholders of record as of January 23, 2007. All share and per share information has been retroactively adjusted to reflect the stock split.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

COMPREHENSIVE INCOME

Comprehensive income consists of two components: net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income is comprised of an accrued benefit liability relating to the Company’s defined benefit pension plan and an interest rate swap agreement.

Item 1.

Note 1. (continued)

INTEREST RATE SWAP AGREEMENT

We do not enter into financial instruments for trading or speculative purposes. The principal financial instrument used for cash flow hedging purposes is an interest rate swap.

In April 2007, we entered into an interest rate swap agreement to manage our exposure to interest rate changes. The swap effectively converts a portion of our variable rate debt under the credit agreement to a fixed rate, without exchanging the notional principal amounts. At June 30, 2007, we had an interest rate swap agreement (in a notional principal amount of $30,000,000), which is scheduled to mature in March 2010. Under this agreement, we receive a floating rate based on the LIBOR interest rate, and pay a fixed rate of 5.02% plus the applicable margin. If, at any time, the swap is determined to be ineffective, in whole or in part, the fair value of the portion of the interest rate swap determined to be ineffective will be recognized as gain or loss in the statement of operations for the applicable period.

Note 2.     STOCK-BASED COMPENSATION PLANS

During fiscal 1990, the Company’s Board of Directors and stockholders approved a Non-Qualified Stock Option Plan (the “Non-Qualified Option Plan”). The Non-Qualified Option Plan, as amended, authorizes the granting to employees of the Company options to purchase an aggregate of 3,975,000 shares of the Company’s common stock. The options are granted with an exercise price equal to the fair market price or at a value that is not less than 85% of the fair market value on the date of grant. The options are exercisable in two installments on the second and third anniversary of the date of grant. Options expire ten years from the date of grant unless the employment is terminated, in which event, subject to certain exceptions, the options terminate two months subsequent to date of termination.

In 1994, the Company’s Board of Directors and stockholders approved the 1994 Stock Incentive Plan (the “Incentive Plan”), which, as amended, covers 3,525,000 shares of the Company’s common stock. The Incentive Plan, which expires in 2015, permits the granting of incentive stock options, shares of restricted stock and non-qualified stock options. All officers and key employees of the Company and its affiliates are eligible to participate in the Incentive Plan. The Incentive Plan is administered by the Compensation Committee of the Board of Directors, which determines the persons to whom, and the time at which, awards will be granted. In addition, the Compensation Committee decides the type of awards to be granted and all other related terms and conditions of the awards. The per share exercise price of any option may not be less than the fair market value of a share of common stock at the time of grant. No incentive options have been issued under this plan.

Item 1.

Note 2. (continued)

The following is a summary of the changes in restricted stock granted under the 1994 Stock Incentive Plan for the three months ended June 30, 2007:

	Shares	Weighted Average Grant Price
Outstanding at April 1, 2007	48,750	$14.86
Granted	—	—

Outstanding at June 30, 2007	48,750	$14.86

Grants of restricted stock are common stock awards granted to recipients with specified vesting provisions. The restricted stock issued vests based upon the recipients continued service over time (five-year vesting period). The Company estimates the fair value of restricted stock based on the Company’s closing stock price on the date of grant.

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

In accordance with the adoption of SFAS 123(R), we recorded stock-based compensation expense for the cost of non-qualified stock options granted under our stock plans. Stock-based compensation expense recognized under the provisions of SFAS 123(R) were $388,000 ($241,000 after tax) or $0.02 and $0.01 per basic and diluted share and $315,000 ($195,000 after tax) or $0.02 per basic and diluted share for the first quarter of fiscal 2008 and 2007, respectively.

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

Item 1.

Note 2. (continued)

compensation that was granted prior to, but vested on or after April 1, 2006; and (b) SFAS No. 123R for all stock-based compensation that was granted on or after April 1, 2006.

The following is a summary of the changes in outstanding options for all of the Company’s plans during the three months ended June 30, 2007:

	Shares	Weighted average exercise price	Weighted average contract life (years)	Aggregate Intrinsic value
Outstanding at April 1, 2007	1,420,138	$10.20	6.8	$19,452,000
Granted	228,200	$21.57
Exercised	49,125	$2.98
Forfeited	1,500	$11.93

Outstanding at June 30, 2007	1,597,713	$12.05	7.1	$10,512,000

Options exercisable at June 30, 2007	714,825	$8.10	5.3	$7,121,000

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options pricing model. The following weighted average assumptions were used for grants in the three months ended June 30, 2007 and 2006, respectively: expected volatility of 34.7% and 35.9%; a risk-free interest rate of 4.8% and 5.1%; and an expected life of 5.3 and 5.3 years. The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the life of the grant. The expected volatility is based on the historical volatility of the Company’s stock.

The weighted average fair value of options granted was $8.67 and $9.56 for the three months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, there was approximately $3,391,000 of total SFAS No. 123R unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s plans; that cost is expected to be recognized over a period of three years.

The following is a summary of the changes in non-vested stock options for the three months ended June 30, 2007:

	Shares	Weighted average fair value
Non-vested shares at April 1, 2007	810,875	$6.02
Granted	228,200	8.67
Forfeited	1,500	5.25
Vested	151,688	6.90

Non-vested shares at June 30, 2007	882,887	$6.56

Item 1.

Note 3. INVENTORIES

Inventories, which are stated at the lower of cost (first-in, first-out) or market, consist of the following:

	June 30, 2007	March 31, 2007

	(Unaudited)
	(dollars in thousands)
Finished Goods, net	$19,408	$21,224
Work in Process, net	1,022	—
Raw Materials	13,099	13,126

Total, net	$33,529	$34,350

At June 30, 2007, MMP net inventories accounted for approximately $10,505,000 or 31% of total net inventories. On an ongoing basis, inventory quantities on hand are reviewed and an analysis of the provision for excess and obsolete inventory is performed based primarily on the Company’s estimated sales forecast of product demand, which is based on sales history and anticipated future demand. Such provision for excess and obsolete inventory approximated $724,000 and $664,000 at June 30, 2007 and March 31, 2007, respectively.

Note 4.    NET INCOME PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of potential common shares. Diluted earnings per share is based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average prices during the periods. Excluded from the calculation of earnings per share are options to purchase 248,200 shares for the three months ended June 30, 2007 and 226,000 shares for the three months ended June 30, 2006, as their inclusion would not have been dilutive. The following table sets forth the computation of basic and diluted earnings per share for the three months ended June 30, 2007 and for the three months ended June 30, 2006.

Item 1.

Note 4. (continued)

	Three Months Ended June 30,
	2007	2006
	(dollars in thousands except per share data)
Numerator:
Net income for basic and dilutive earnings per share	$3,512	$2,621

Denominator:
Denominator for basic earnings per share - weighted average shares	15,855,069	15,777,440

Effect of dilutive securities:
Employee and director stock options	423,624	262,719
Warrants	—	—
Dilutive potential common shares	423,624	262,719

Denominator for diluted earnings per share - adjusted weighted average Shares	16,278,693	16,040,159

Basic earnings per share	$.22	$.17

Diluted earnings per share	$.22	$.17

Note 5. SHAREHOLDER’S EQUITY

For the three months ended June 30, 2007, 49,125 stock options were exercised by employees of the Company in accordance with the Company’s 1994 Stock Incentive Plan. The exercise price of the options exercised ranged from $1.92 per share to $11.93 per share for the three months ended June 30, 2007. The net cash proceeds from these exercises were $135,000 for the three months ended June 30, 2007.

For the three months ended June 30, 2006, 7,734 stock options were exercised by employees of the Company in accordance with the Company’s 1989 Non-Qualified Stock Option Plan and the 1994 Stock Incentive Plan, respectively. The exercise price of the options exercised ranged from $8.50 per share to $11.48 per share and the net cash proceeds from these exercises amounted to approximately $76,000 for the three months ended June 30, 2006.

Item 1.

Note 6. ACQUISITION

On October 17, 2006, the Company acquired, through one of its subsidiaries, the membership interest of MMP. MMP is in the business of manufacturing and distributing disposable plastic products for the medical and laboratory markets. MMP markets its products primarily under the trade names Medegen and Vollrath. The purchase price for the assets acquired including related closing costs was approximately $80,497,000.

The membership interest acquired included accounts receivable, inventories, the land and manufacturing facility, certain fixed assets, trademarks, customer relationships, group purchasing organization contracts, accounts payable, accrued liabilities and intellectual property used in the operations of MMP.

The acquisition of MMP has been accounted for as a purchase pursuant to SFAS No. 141, Business Combinations as issued by the Financial Accounting Standards Board. The operations of MMP have been included in the Company’s statements of earnings since the acquisition date. The following table summarizes the assets acquired from MMP and the preliminary allocation of the purchase price:

Accounts receivable, net	$5,748,000
Inventories, net	11,401,000
Prepaids and other current assets	438,000
Property, plant and equipment	17,741,000
Other assets	590,000
Trademarks	600,000
Customer relationships	14,100,000
Group purchasing organization contracts	2,200,000
Intellectual property	400,000
Goodwill	42,868,000
Accounts payable	(9,336,000)
Accrued expenses	(5,940,000)
Capital lease obligations	(313,000)

Purchase price and related acquisition costs	$80,497,000

MMP is engaged in the business of high speed injection molding manufacturing, specializing in disposable products in the health care market. The Company believes this acquisition will increase its market share and assist in gaining manufacturing efficiencies via the benefit of increased purchasing power and lower material costs. The aforementioned were the primary reasons for the acquisition and the main factors that contributed to the purchase price, which resulted in the recognition of goodwill. For tax purposes, the goodwill will be deductible.

During the course of the Company’s evaluation of the proposed acquisition of MMP, the Company determined that it would shutdown the Northglenn, Colorado manufacturing facility and relocate the operations into the Gallaway, Tennessee manufacturing facility. The primary reasons for the relocation project are as follows: redundancy of operations; elimination of inter-plant freight costs;

Item 1.

Note 6. (continued)

increase of manufacturing efficiency and reduction of manufacturing costs. In connection with the relocation, Medical Action Industries Inc. will incur approximately $2,200,000 of restructuring costs of which $1,038,000 is related to severance and $1,162,000 is related to exit costs for the MMP related employees and facilities. The $2,200,000 was recorded as goodwill and accrued liabilities. As of June 30, 2007 the Company has incurred approximately $283,000 of expenses in connection with this project leaving a balance of $1,917,000 in accrued liabilities. In addition, the Company anticipates approximately $360,000 of integration costs, which will be expensed as incurred and $3,300,000 of building improvements and purchases of machinery and equipment in connection with the restructuring. The Company anticipates that the project will be completed in the fourth quarter of fiscal 2008.

Goodwill and trademarks will be tested for impairment periodically, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets as issued by the Financial Accounting Standards Board. The customer relationships, which amount to $14,100,000 will be amortized over a period of twenty years, group purchasing organization contracts, which amount to $2,200,000 will be amortized over a period of four years and intellectual property, which amounts to $400,000 will be amortized over a period of seven years.

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

Summarized below are the unaudited pro forma results of operations of the Company as if MMP had been acquired at the beginning of the fiscal period presented:

Three months ended June 30,
2006
(dollars in thousands except for share data)
Net Sales	$64,535
Net Income	$2,154
Net income per common share
Basic	$0.14
Diluted	$0.13

Reclassifications and adjustments were made to the pro forma results to properly reflect depreciation of property, plant and equipment, amortization of intangible assets, interest expense, financing fees and tax rates.

The pro forma financial information presented above for the three months ended June 30, 2006 is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the period presented or of future operating results of the combined companies.

Item 1.

Note 7. LONG-TERM DEBT

On October 17, 2006, the Company entered into a credit agreement with certain lenders and a bank acting as administration agent for the lenders (the “Credit Agreement”). The Credit Agreement, as amended, provides for borrowing of $85,000,000 and is divided into two types of borrowing facilities, (i) a term loan with a principal amount of $65,000,000 which is payable in twenty consecutive equal quarterly installments which commenced on March 31, 2007, and (ii) revolving credit loans, which amounts may be borrowed, repaid and reborrowed up to $20,000,000. As of June 30, 2007, $54,500,000 is outstanding on the term loan and $1,100,000 is outstanding on the revolving credit loans.

Both the term loan and revolving credit loans bear interest at the “alternate base rate” plus the applicable margin or at the Company’s option the “LIBOR rate” plus the “applicable margin.” The alternate base rate shall mean a rate per annum equal to the greater of (a) the Prime rate or (b) the Base CD rate in effect on such day plus 1% and (c) the Federal Funds Effective Rate in effect on such day plus  1/2 of 1%. “Applicable margin” shall mean with respect to an adjusted LIBOR loan a range of 75 basis points to 150 basis points. With respect to an alternate base rate loan, the applicable margin shall range from 0 basis points to 50 basis points. The rates for both LIBOR and alternate base rate loans are established quarterly based upon agreed upon financial ratios. During the three months ended June 30, 2007, the average interest rate on the term loan approximated 6.6%. Borrowings under this agreement are collateralized by all the assets of the Company, and the agreement contains certain restrictive covenants, which, among other matters, impose limitations with respect to the incurrence of liens, guarantees, merger, acquisitions, capital expenditures, specified sales of assets and prohibits the payment of dividends. The Company is also required to maintain various financial ratios which will be measured quarterly. As of June 30, 2007, the Company is in compliance with all such covenants and financial ratios.

Note 8. IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective April 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s consolidated financial position and did not result in unrecognized tax benefits being recorded. Accordingly, no corresponding interest and penalties have been accrued. The Company files income tax returns in the U.S. federal jurisdiction and various states. There are currently no state income tax examinations underway. There is currently an IRS examination in process for the fiscal year ended March 31, 2005. The examination is in the beginning stages and no projections as to the outcome can be made at this time. The Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service and most state and local authorities for fiscal tax years ending prior to March 31, 2004. (Certain state authorities may subject the Company to examination up to the period ending March 31, 2003). The Company does, however, have a prior year net operating loss as a result of a previous acquisition which will remain open for examination.

Item 1.

Note 8. (continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively for fiscal years beginning after November 15, 2007, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact this new standard will have on its future results of operations and financial position.

Note 9. OTHER MATTERS

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

Important factors and risks that could cause actual results to differ materially from those referred to in the forward-looking statements include, but are not limited to, the effect of economic and market conditions, the impact of the consolidation throughout the healthcare supply chain, the impact of healthcare reform, opportunities for acquisitions and the Company’s ability to effectively integrate acquired companies, the ability of the Company to maintain its gross profit margins, the ability to obtain additional financing to expand the Company’s business, the failure of the Company to successfully compete with the Company’s competitors that have greater financial resources, the loss of key management personnel or the inability of the Company to attract and retain qualified personnel, the impact of current or pending legislation and regulation, as well as the risks described from time to time in the Company’s filings with the Securities and Exchange Commission, which include this report on Form 10-Q and the Company’s annual report on Form 10-K for the year ended March 31, 2007.

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

Item 2.

Three Months ended June 30, 2007 compared to Three Months ended June 30, 2006

Overview

The following table sets forth certain operational data for the periods indicated:

	Three months ended June 30,
	2007	2006
	(dollars in thousands)
Net sales	$70,246	$39,031
Gross profit	17,109	$9,634
Selling, general and administrative expenses	10,425	$5,560
Income before income taxes	5,683	$4,221
Net income	3,512	$2,621

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Three months ended June 30,
	2007	2006
Net sales	100.0%	100.0%
Gross profit	24.4%	24.7%
Selling, general and administrative expenses	14.8%	14.2%
Income before income taxes	8.1%	10.8%
Net income	5.0%	6.7%

The Company’s revenue increased by $31,215,000 or 80% to $70,246,000 and its net income increased by $891,000 or 34% to $3,512,000 for the quarter ended June 30, 2007 over the quarter ended June 30, 2006. The revenue increased primarily due to net sales of products from the Company’s acquisition and due to increased sales volume from greater domestic market penetration of its minor procedure kits product line.

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

Containment systems for medical waste and the product lines added as a result of the acquisition of MMP on October 17, 2006, represent approximately 56% of the Company’s revenue. The primary raw material utilized in the manufacture of these product lines is plastic resin. In recent years, world events have caused the cost of plastic resin to increase and be extremely volatile. The Company

Item 2.

anticipates that such volatility may continue in the future. In the past, the Company has been able, from time to time, to increase selling prices for certain of these products to recover a portion of the increased cost. However, the Company is unable to give any assurance that it will be able to pass along future cost increases to its customers, if necessary.

Gross profit dollars increased primarily due to net sales of products from the Company’s acquisition and due to increased sales volume from greater domestic market penetration primarily of its minor procedure kits product line. Gross margin as a percentage of sales decreased primarily due to a change in sales mix also as a result of the acquisition.

Results of Operations

The following table sets forth the major sales variance components for the quarter ended June 30, 2007 versus June 30, 2006:

(dollars in thousands)
Three months ended June 30, 2006 net sales	$39,031
Acquisition	27,302
Volume of existing products	2,266
Price/sales mix, net	1,647

Three months ended June 30, 2007 net sales	$70,246

Net sales for the three months ended June 30, 2007 increased $31,215,000 or 80% to $70,246,000 from $39,031,000 for the three months ended June 30, 2006. The increase in net sales of $31,215,000 was primarily attributed to net sales of approximately $27,302,000 of disposable patient utensils for the laboratory and medical markets, a $3,720,000 or 32% increase of minor procedure kits and trays, a $347,000 or 3% increase of net sales of containment systems, a $401,000 or 65% increase in net sales of patient slippers and a $338,000 or 30% increase of net sales of protective apparel. These increases were partially offset by a $262,000 or 4% decrease in net sales of operating room towels and a $225,000 or 7% decrease in net sales of laparotomy sponges.

Net sales of minor procedure kits and trays, containment products, patient slippers and protective apparel was increased primarily due to greater domestic market penetration. Unit sales of minor procedure kits and trays increased 16% and average selling prices increased 13%. Unit sales of containment products decreased 5% and average selling prices increased 8%. Unit sales of patient slippers increased 48% and average selling prices increased 11%. Unit sales of protective apparel increased 28% and average selling prices increased 2%. Unit sales of operating room towels increased 1% and average selling prices decreased 5%. Unit sales of laparatomy sponges decreased 7% and average selling prices remained relatively the same. Management believes that the increase in average selling prices of minor procedure kits and trays was a result of shift in sales mix to kits with enhanced components. Net sales of disposable patient utensils of approximately $27,302,000 was due to the Company’s acquisition of MMP on October 17, 2006. The decrease in net sales of laparatomy sponges and operating room towels was as a result of increased competition in the domestic market.

Gross profit for the three months ended June 30, 2007 increased 78% to $17,109,000 from $9,634,000 for the three months ended June 30, 2006. Gross profit as a percentage of net sales for the three months ended June 30, 2007 decreased to 24.4% from 24.7% for the three months ended

Item 2.

June 30, 2006. Gross profit dollars increased primarily due to increased sales volume from greater domestic market penetration primarily of its minor procedure kits and trays product line and net sales of products as a result of the acquisition of MMP on October 17, 2006. Gross margin as a percentage of sales decreased primarily due to a change in sales mix as a result of the MMP acquisition, which accounted for approximately $6,487,000 of gross margin at 23.8%.

The following table sets forth sales, cost of sales and selling, general and administrative expense data for the periods indicated:

	Three months ended June 30,
	2007	2006
	(dollars in thousands)
Net sales	$70,246	$39,031
Cost of sales	53,137	29,397
Gross profit	$17,109	$9,634
Gross profit percentage	24.4%	24.7%
Selling, general and administrative expenses	$10,425	$5,560
As a percentage of net sales	14.8%	14.2%

Selling, general and administrative expenses for the three months ended June 30, 2007 increased 88% to $10,425,000 from $5,560,000 for the three months ended June 30, 2006. As a percentage of net sales, selling, general and administrative expenses increased to 14.8% for the three months ended June 30, 2007 from 14.2% for the three months ended June 30, 2006. Selling, general and administrative expenses increased primarily due to increased sales and marketing salaries and related expenses, salesman commissions and other variable selling expenses by approximately $1,816,000, increased distribution and customer service expenses of $1,156,000, increased amortization of intangibles of approximately $378,000 and increased general and administrative expenses of approximately $1,381,000.

Management believes the increases in sales and marketing salaries, commissions, other variable selling expenses, distribution, customer service and amortization of other intangibles was primarily due to the MMP acquisition.

Management believes the increases in general and administrative expenses was due primarily to increases in expenses associated with the MMP acquisition and, to a lesser extent, increased information technology expenses as a result of the SAP integration completed in the third quarter of fiscal 2007.

Interest expense for the three months ended June 30, 2007 increased to $1,003,000 from $6,000 for the three months ended June 30, 2006. Interest income for the three months ended June 30, 2007 decreased $151,000 to $2,000 from $153,000 for the three months ended June 30, 2006. The increase in interest expense and decrease in interest income was attributable to a net increase in the average principal loan balances outstanding and a decrease in the average cash and cash equivalents balance during the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006. The increase in loan balances and decrease in cash and cash equivalents was primarily attributable to purchase price and related acquisition costs associated with the MMP acquisition.

Item 2.

Net income for the three months ended June 30, 2007 increased to $3,512,000 from $2,621,000 for the three months ended June 30, 2006. The increase in net income is attributable to the aforementioned increase in net sales and gross profit, which were partially offset by a decrease in interest income, an increase in interest expense and an increase in selling, general and administrative expenses.

Liquidity and Capital Resources

The following table sets forth certain liquidity and capital resources data for the periods indicated:

	June 30, 2007	March 31, 2007
	(Unaudited)
	(dollars in thousands)
Cash and cash equivalents	$805	$827
Accounts Receivable, net	$21,031	$20,653
Days Sales Outstanding	26.7	26.3
Inventories, net	$33,529	$34,350
Inventory Turnover	6.3	6.2
Current Assets	$58,919	$58,553
Working Capital	$19,865	$17,719
Current Ratio	1.5	1.4
Total Borrowings	$58,189	$60,655
Shareholder’s Equity	$102,801	$98,363
Debt to Equity Ratio	0.57	0.62

The Company had working capital of $19,865,000 with a current ratio of 1.5 to 1 at June 30, 2007 as compared to working capital of $17,719,000 with a current ratio of 1.4 to 1 at March 31, 2007. Total borrowings outstanding were $58,189,000 with a debt to equity ratio of 0.57 to 1 at June 30, 2007 as compared to $60,656,000 with a debt to equity ratio of 0.62 to 1 at March 31, 2007. The cash balance remained relatively unchanged at June 30, 2007 when compared to March 31, 2007.

The Company has financed its operations primarily through cash flow from operations and borrowings from its existing credit facilities. At June 30, 2007 the Company had a cash balance of $805,000 compared to $827,000 at March 31, 2007.

The Company’s operating activities provided cash of $3,326,000 for the three months ended June 30, 2007 as compared to $223,000 used during the three months ended June 30, 2006. Net cash provided during the three months ended June 30, 2007 consisted primarily of net income from operations, depreciation and amortization, stock-based compensation, tax benefit from the exercise of options, a decrease in inventories and an increase in income taxes payable. This was partially offset by increases in accounts receivable, prepaid expenses and other current assets, other assets and decreases in accounts payable and accrued expenses, payroll and payroll taxes. The increase in accounts receivable at June 30, 2007 was due to a higher concentration of sales at the end of the quarter when compared to the quarter ended March 31, 2007. The decrease in inventory was primarily due to purchasing strategies of resin and better inventory management. The decrease in accounts payable and accrued expenses was as a result of the payout of year-end bonuses and commission holdbacks. The increase in prepaid expenses was due to payments for insurance policies which commenced on April 1, 2007.

Item 2.

Investing activities used net cash of $1,016,000 and $18,000 for the three months ended June 30, 2007 and June 30, 2006, respectively. The principal use during the three months ended June 30, 2007 was for the the Company’s purchases of property, plant and equipment.

Financing activities used net cash of $2,332,000 for the three months ended June 30, 2007 compared to $14,000 used during the three months ended June 30, 2006. Financing activities during the three months ended June 30, 2007 consisted of net payments under the Company’s credit facilities of $2,467,000. Other financing activities include cash proceeds from the exercise of employee stock options of $135,000.

During the course of the Company’s evaluation of the proposed acquisition of MMP, the Company determined that it would shutdown the Northglenn, Colorado manufacturing facility and relocate the operations into the Gallaway, Tennessee manufacturing facility. The primary reasons for the relocation project are as follows: redundancy of operations; elimination of inter-plant freight costs; increase of manufacturing efficiency and reduction of manufacturing costs. In connection with the relocation, Medical Action Industries Inc. will incur approximately $2,200,000 of restructuring costs of which $1,038,000 is related to severance and $1,162,000 is related to exit costs for the MMP related employees and facilities. The $2,200,000 was recorded as goodwill and accrued liabilities. As of June 30, 2007 the Company has incurred approximately $283,000 of expenses in connection with this project leaving a balance of $1,917,000 in accrued liabilities. In addition, the Company anticipates approximately $360,000 of integration costs, which will be expensed as incurred and $3,300,000 of building improvements and purchases of machinery and equipment in connection with the restructuring. The Company anticipates that the project will be completed in the fourth quarter of fiscal 2008.

On October 17, 2006, the Company entered into a credit agreement with certain lenders and a bank acting as administration agent for the lenders (the “Credit Agreement”). The Credit Agreement, as amended, provides for borrowing of $85,000,000 and is divided into two types of borrowing facilities, (i) a term loan with a principal amount of $65,000,000 which is payable in twenty consecutive equal quarterly installments which commenced on March 31, 2007, and (ii) revolving credit loans, which amounts may be borrowed, repaid and reborrowed up to $20,000,000. As of June 30, 2007, $54,500,000 is outstanding on the term loan and $1,100,000 is outstanding on the revolving credit loans.

Both the term loan and revolving credit loans bear interest at the “alternate base rate” plus the applicable margin or at the Company’s option the “LIBOR rate” plus the “applicable margin.” The alternate base rate shall mean a rate per annum equal to the greater of (a) the Prime rate or (b) the Base CD rate in effect on such day plus 1% and (c) the Federal Funds Effective Rate in effect on such day plus  1/2 of 1%. “Applicable margin” shall mean with respect to an adjusted LIBOR loan a range of 75 basis points to 150 basis points. With respect to an alternate base rate loan, the applicable margin shall range from 0 basis points to 50 basis points. The rates for both LIBOR and alternate base rate loans are established quarterly based upon agreed upon financial ratios. Borrowings under this agreement are collateralized by all the assets of the Company, and the agreement contains certain restrictive covenants, which, among other matters, impose limitations with respect to the incurrence of liens, guarantees, merger, acquisitions, capital expenditures,

Item 2.

specified sales of assets and prohibits the payment of dividends. The Company is also required to maintain various financial ratios which will be measured quarterly. As of June 30, 2007, the Company is in compliance with all such covenants and financial ratios.

The Company believes that the anticipated future cash flow from operations, coupled with its cash on hand and available funds under its revolving credit agreement, will be sufficient to meet working capital requirements.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the alternate base rate of interest plus a spread of up to1%, or at LIBOR rate plus a spread of up to 1  1/2%. The spread over the alternate base rate and LIBOR rates is determined based upon the Company’s performance with regard to agreed-upon financial ratios. The Company decides at its sole discretion as to whether borrowings will be at the alternate base rate or LIBOR. At June 30, 2007, $55,600,000 was outstanding under the credit facility. Changes in the alternate base rates or LIBOR rates during fiscal 2007 will have a positive or negative effect on the Company’s interest expense. During the three months ended June 30, 2007, the average interest rate on the term loan approximated 6.6%. Each 1% fluctuation in the interest rate will increase or decrease interest expense for the Company by approximately $556,000 on an annualized basis.

In April 2007, we entered into an interest rate swap agreement to manage our exposure to interest rate changes. The swap effectively converts a portion of our variable rate debt under the credit agreement to a fixed rate, without exchanging the notional principal amounts. At June 30, 2007, we had an interest rate swap agreement (in a notional principal amount of $30,000,000), which is scheduled to mature in March 2010. Under this agreement, we receive a floating rate based on the LIBOR interest rate, and pay a fixed rate of 5.02% plus the applicable margin. If, at any time, the swap is determined to be ineffective, in whole or in part, the fair value of the portion of the interest rate swap determined to be ineffective will be recognized as gain or loss in the statement of operations for the applicable period.

In addition, the Company is exposed to interest rate change market risk with respect to the proceeds received from the issuance and sale by the Buncombe County Industrial and Pollution Control Financing Authority Industrial Development Revenue Bonds. At June 30, 2007, $2,350,000 was outstanding for these Bonds. The Bonds bear interest at a variable rate determined weekly. During the three months ended June 30, 2007, the average interest rate on the Bonds approximated 3.9%. Each 1% fluctuation in interest rates will increase or decrease the interest expense on the Bonds by approximately $24,000 on an annualized basis.

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

Change to Internal Control over Financial Reporting

We are involved in ongoing evaluations of internal controls. In anticipation of the filing of this Form 10-Q, our Chief Executive Officer and Principal Financial Officer, with the assistance of other members of our management, reviewed our internal controls and have determined, based on such review, that there have been no changes in internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

MEDICAL ACTION INDUSTRIES INC.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings against the Company or in which any of its property is subject.

Item 1A.	Risk Factors

There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2007 other than the following:

China reduces tax credits paid to export manufacturers

The Chinese government recently cut the tax credits that exporters get on more than 2,200 products, including many of the Company’s products that are manufactured in China. These tax credits were adopted more than twenty (20) years ago to provide Chinese companies with tax breaks on revenues derived from exports. The cut in tax credits will cause the price of many items that are sourced in China to increase, which could adversely impact the Company’s cost of goods sold and profitability, to the extent the Company is unable to pass along these price increases to its customers.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1 and 31.2 - Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1 and 32.2 - Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Current Report on Form 8-K dated May 31, 2007, covering Item 7.01 - Results of Operations and Financial Condition and Item 9.01 - Financial Statements and Exhibits

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICAL ACTION INDUSTRIES INC

Dated: August 9, 2007	By:	/s/ Richard G. Satin
Richard G. Satin
Principal Financial Officer
Vice President of Operations and
General Counsel