Form 10-Q
period 2007-09-30
MEDICAL ACTION INDUSTRIES INC
filed 2007-11-09
CIK 748270

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 16,020,661 shares of common stock as of November 9, 2007.

Form 10-Q

Item 1.

MEDICAL ACTION INDUSTRIES INC.

Consolidated Balance Sheets

(dollars in thousands)

ASSETS

	September 30, 2007	March 31, 2007
	(Unaudited)
CURRENT ASSETS:

Cash and cash equivalents	$1,972	$827
Accounts receivable, less allowance for doubtful accounts of $919 at September 30, 2007 and $537 at March 31, 2007	22,635	20,653
Inventories, net	30,133	34,350
Prepaid expenses	1,766	861
Deferred income taxes	1,451	1,350
Prepaid income taxes	906	24
Other current assets	551	488

TOTAL CURRENT ASSETS:	59,414	58,553

Property, plant and equipment, net	34,578	32,552
Goodwill	80,496	79,911
Trademarks	1,266	1,266
Other intangible assets, net	16,872	17,665
Other assets, net	2,955	2,722

TOTAL ASSETS:	$195,581	$192,669

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

Consolidated Balance Sheets

(dollars in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2007	March 31, 2007
	(Unaudited)
CURRENT LIABILITIES:

Accounts payable	$14,647	$16,523
Accrued expenses, payroll and payroll taxes	11,456	10,858
Current portion of capital lease obligations	113	92
Current portion of long-term debt	13,360	13,360

TOTAL CURRENT LIABILITIES:	39,576	40,833

Deferred income taxes	6,494	6,270
Capital lease obligations, less current portion	99	173
Long-term debt, less current portion	41,250	47,030

TOTAL LIABILITIES:	87,419	94,306

COMMITMENTS

SHAREHOLDERS’ EQUITY:

Common stock 40,000,000 shares authorized, $.001 par value; issued and outstanding 15,990,226 shares at September 30, 2007 and 15,815,786 shares at March 31, 2007	16	16
Additional paid-in capital, net	25,842	22,846
Other comprehensive income	51	7
Retained earnings	82,253	75,494

TOTAL SHAREHOLDERS’ EQUITY:	108,162	98,363

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY:	$195,581	$192,669

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

Consolidated Statements of Earnings

(dollars in thousands except per share data)

(Unaudited)

	Three Months Ended September 30,
	2007	2006
Net sales	$72,285	$42,173

Cost of sales	55,843	31,480

Gross profit	16,442	10,693

Selling, general and administrative expenses	10,229	6,065
Interest expense	952	6
Interest income	(27)	(180)

Income before income taxes	5,288	4,802
Income tax expense	2,020	1,829

Net income	$3,268	$2,973

Net income per share basic	$.21	$.19

Net income per share diluted	$.20	$.19

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

Consolidated Statements of Earnings

(dollars in thousands except per share data)

(Unaudited)

	Six Months Ended September 30,
	2007	2006
Net sales	$142,531	$81,204

Cost of sales	108,980	60,877

Gross profit	33,551	20,327

Selling, general and administrative expenses	20,654	11,625
Interest expense	1,955	12
Interest income	(29)	(333)

Income before income taxes	10,971	9,023
Income tax expense	4,191	3,429

Net income	$6,780	$5,594

Net income per share basic	$.43	$.35

Net income per share diluted	$.42	$.35

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Six Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$6,780	$5,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,967	780
Amortization	1,355	164
Provision for doubtful accounts	145	36
Stock-based compensation	907	822
Excess tax liability (benefit) from stock-based compensation	123	(289)
Tax benefit from exercise of options	1,168	30
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(2,127)	(2,050)
Inventories	4,216	(1,328)
Prepaid expense and other current assets	(968)	(623)
Other assets	(794)	(78)
Accounts payable	(1,876)	(410)
Income taxes payable	(903)	623
Accrued expenses, payroll and payroll taxes	402	1

NET CASH PROVIDED BY OPERATING ACTIVITIES	10,395	3,272

INVESTING ACTIVITIES
Purchase price and related acquisition costs	(345)	(185)
Purchases of property, plant and equipment	(3,992)	(569)
Repayment of loans to officers	—	126

NET CASH USED IN INVESTING ACTIVITIES	(4,337)	(628)

FINANCING ACTIVITIES
Proceeds from revolving line of credit and long term borrowings	22,192	—
Principal payments on revolving line of credit, long term debt and capital lease obligations	(28,026)	(180)
Proceeds from exercise of employee stock options	921	149

NET CASH USED IN FINANCING ACTIVITIES	(4,913)	(31)

Increase in cash	1,145	2,613
Cash at beginning of year	827	16,068

Cash at end of period	$1,972	$18,681

Supplemental Disclosures:
Interest paid	$1,917	$61
Income taxes paid	$3,820	$3,099

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended March 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report for the year ended March 31, 2007.

On October 17, 2006, the Company acquired, through one of its subsidiaries, the membership interest of Medegen Medical Products, LLC and certain Colorado fixed assets used in connection with its business (collectively, “MMP”). The Colorado fixed assets consist primarily of machinery, equipment and leasehold improvements at MMP’s Denver, CO facility. MMP’s operating results were consolidated with those of Medical Action’s beginning on the date of acquisition. Since our results are not restated retroactively to reflect the historical financial position or results of operations of MMP, a substantial portion of the fluctuations in our operating results for the three and six months ended September 30, 2007 as compared to the prior periods are due to the acquisition of MMP. However, we have included supplemental pro forma information in Note 6 – Acquisition to our unaudited condensed consolidated financial statements contained in this Quarterly Report to give effect to the acquisition as though it had occurred at the beginning of each of the periods presented in this Form 10-Q.

On February 9, 2007, the Company affected a three-for-two stock split to shareholders of record as of January 23, 2007. All share and per share information has been retroactively adjusted to reflect the stock split.

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

In April 2007, we entered into an interest rate swap agreement to manage our exposure to interest rate changes. The swap effectively converts a portion of our variable rate debt under the credit agreement to a fixed rate, without exchanging the notional principal amounts. At September 30, 2007, we had an interest rate swap agreement (in a notional principal amount of $30,000,000), which is scheduled to mature in March 2010. Under this agreement, we receive a floating rate based on the LIBOR interest rate, and pay a fixed rate of 5.02% plus the applicable margin. If, at any time, the swap is determined to be ineffective, in whole or in part, the fair value of the portion of the interest rate swap determined to be ineffective will be recognized as gain or loss in the statement of operations for the applicable period.

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

Item 1.

Note 2. (continued)

The following is a summary of the changes in restricted stock granted under the 1994 Stock Incentive Plan for the six months ended September 30, 2007:

	Shares	Weighted Average Grant Price
Outstanding at April 1, 2007	48,750	$14.86
Granted	—	—

Outstanding at September 30, 2007	48,750	$14.86

Grants of restricted stock are common stock awards granted to recipients with specified vesting provisions. The restricted stock issued vests based upon the recipients continued service over time (five-year vesting period). The Company estimates the fair value of restricted stock based on the Company’s closing stock price on the date of grant.

The Company’s 1996 Non-Employee Director Stock Option Plan (the “Director Plan”) was approved by the stockholders in August 1996 and, as amended, covers 750,000 shares of the Company’s common stock. Under the terms of the Director Plan, which expires in 2015, each non-employee director of the Company will be granted each year an option to purchase 2,500 shares of the Company’s common stock. These options vest immediately and have an exercise price equal to the fair market price of the common stock at the time of grant.

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

In accordance with the adoption of SFAS 123R, we recorded stock-based compensation expense for the cost of non-qualified stock options granted under our stock plans. Stock-based compensation expense recognized under the provisions of SFAS 123R amounted to $473,000 and $861,000 ($292,000 and $532,000 net of tax) for the three and six months ended September 30, 2007 and $493,000 and $822,000 ($305,000 and $509,000 net of tax) for the three and six months ended September 30, 2006, respectively.

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

Item 1.

Note 2. (continued)

The following is a summary of the changes in outstanding options for all of the Company’s plans during the six months ended September 30, 2007:

	Shares	Weighted average exercise price	Weighted average contract life (years)	Aggregate Intrinsic value
Outstanding at April 1, 2007	1,420,138	$10.20	6.8	$19,452,000
Granted	266,200	21.56
Exercised	176,015	5.30		(4,000)
Forfeited	32,125	19.20

Outstanding at September 30, 2007	1,478,198	$12.64	7.1	$16,296,000

Options exercisable at September 30, 2007	766,248	$9.35	5.5	$10,966,000

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options pricing model. The following weighted average assumptions were used for grants in the six months ended September 30, 2007 and 2006, respectively: expected volatility of 34.6% and 35.0%; a risk-free interest rate of 4.8% and 4.9%; and an expected life of 5.3 years. The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the life of the grant. The expected volatility is based on the historical volatility of the Company’s stock.

The weighted average fair value of options granted was $8.44 and $8.67 for the three months ended September 30, 2007 and 2006, respectively and $8.63 and $9.06 for the six months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, there was approximately $3,291,000 of total SFAS No. 123R unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s plans; that cost is expected to be recognized over a period of three years.

The following is a summary of the changes in non-vested stock options for the six months ended September 30, 2007:

	Shares	Weighted average fair value
Non-vested shares at April 1, 2007	796,750	$6.13
Granted	266,200	8.63
Forfeited	32,125	7.78
Vested	318,875	6.53

Non-vested shares at September 30, 2007	711,950	$6.70

Item 1.

Note 3. INVENTORIES

Inventories, which are stated at the lower of cost (first-in, first-out) or market, consist of the following:

	September 30, 2007	March 31, 2007
	(Unaudited)
	(dollars in thousands)
Finished Goods, net	$16,972	$21,224
Work in Process, net	1,382	—
Raw Materials	11,779	13,126

Total, net	$30,133	$34,350

At September 30, 2007, MMP net inventories accounted for approximately $9,915,000 or 33% of total net inventories. On an ongoing basis, inventory quantities on hand are reviewed and an analysis of the provision for excess and obsolete inventory is performed based primarily on the Company’s estimated sales forecast of product demand, which is based on sales history and anticipated future demand. Such provision for excess and obsolete inventory approximated $770,000 and $664,000 at September 30, 2007 and March 31, 2007, respectively.

Note 4. NET INCOME PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of potential common shares. Diluted earnings per share is based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average prices during the periods. Excluded from the calculation of earnings per share are options to purchase 160,700 and 137,200 shares for the three and six months ended September 30, 2007, as their inclusion would not have been dilutive. The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended September 30, 2007 and for the three and six months ended September 30, 2006.

Item 1.

Note 4. (continued)

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
	(dollars in thousands except per share data)
Numerator:
Net income for basic and dilutive earnings per share	$3,268	$2,973	$6,780	$5,594

Denominator:
Denominator for basic earnings per share—weighted average shares	15,911,928	15,783,752	15,883,499	15,780,611

Effect of dilutive securities:
Employee and director stock options	404,492	276,940	414,058	269,911

Denominator for diluted earnings per share—adjusted weighted average shares	16,316,420	16,060,692	16,297,557	16,050,522

Basic earnings per share	$.21	$.19	$.43	$.35

Diluted earnings per share	$.20	$.19	$.42	$.35

Note 5. SHAREHOLDER’S EQUITY

For the three and six months ended September 30, 2007, 125,315 and 176,015 stock options were exercised by employees of the Company in accordance with the Company’s 1994 Stock Incentive Plan. The exercise price of the options exercised ranged from $2.00 per share to $11.93 per share for the three months ended September 30, 2007 and $1.92 per share to $11.93 per share for the six months ended September 30, 2007. The net cash proceeds from these exercises were $786,000 and $921,000 for the three and six months ended September 30, 2007, respectively.

For the three and six months ended September 30, 2006, 6,375 and 14,109 stock options were exercised by employees of the Company in accordance with the Company’s 1989 Non-Qualified Stock Option Plan and the 1994 Stock Incentive Plan, respectively. The exercise price of the options exercised ranged from $10.87 per share to $11.48 per share for the three months ended September 30, 2006 and $8.50 per share to $11.48 per share for the six months ended September 30, 2006. The net cash proceeds from these exercises were $73,000 and $149,000 for the three and six months ended September 30, 2006, respectively.

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

The acquisition of MMP has been accounted for as a purchase pursuant to SFAS No. 141, Business Combinations as issued by the Financial Accounting Standards Board. The operations of MMP have been included in the Company’s statements of earnings since the acquisition date. The following table summarizes the assets acquired from MMP and the preliminary allocation of the purchase price:

Accounts receivable, net	$5,748,000
Inventories, net	11,401,000
Prepaids and other current assets	438,000
Property, plant and equipment	17,741,000
Other assets	590,000
Trademarks	600,000
Customer relationships	14,100,000
Group purchasing organization contracts	2,200,000
Intellectual property	400,000
Goodwill	43,388,000
Accounts payable	(9,336,000)
Accrued expenses	(6,460,000)
Capital lease obligations	(313,000)

Purchase price and related acquisition costs	$80,497,000

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

Item 1.

Note 6. (continued)

During the course of the Company’s evaluation of the proposed acquisition of MMP, the Company determined that it would shutdown the Northglenn, Colorado manufacturing facility and relocate the operations into the Gallaway, Tennessee manufacturing facility. The primary reasons for the relocation project are as follows: redundancy of operations; elimination of inter-plant freight costs; increase of manufacturing efficiency and reduction of manufacturing costs. In connection with the relocation, Medical Action Industries Inc. will incur approximately $2,700,000 of restructuring costs of which $974,000 is related to severance and $1,726,000 is related to exit costs for the MMP related employees and facilities. The $2,700,000 was recorded as goodwill and accrued liabilities. As of September 30, 2007 the Company has incurred approximately $432,000 of expenses in connection with this project leaving a balance of $2,255,000 in accrued liabilities. In addition, the Company anticipates approximately $320,000 of integration costs, which will be expensed as incurred and $3,200,000 of building improvements and purchases of machinery and equipment in connection with the restructuring. The Company anticipates that the project will be completed in the fourth quarter of fiscal 2008.

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

Summarized below are the unaudited pro forma results of operations of the Company as if MMP had been acquired at the beginning of the fiscal period presented:

	Three Months Ended September 30, 2006	Six Months Ended September 30, 2006
Net Sales	$69,445	$133,980

Net Income	3,706	5,869

Net income per common share
Basic	$0.23	$0.37
Diluted	$0.23	$0.37

Reclassifications and adjustments were made to the pro forma results to properly reflect depreciation of property, plant and equipment, amortization of intangible assets, interest expense, financing fees and tax rates.

The pro forma financial information presented above for the three and six months ended September 30, 2006 is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the period presented or of future operating results of the combined companies.

Item 1.

Note 7. LONG-TERM DEBT

On October 17, 2006, the Company entered into a credit agreement with certain lenders and a bank acting as administration agent for the lenders (the “Credit Agreement”). The Credit Agreement, as amended, provides for borrowing of $85,000,000 and is divided into two types of borrowing facilities, (i) a term loan with a principal amount of $65,000,000 which is payable in twenty consecutive equal quarterly installments which commenced on March 31, 2007, and (ii) revolving credit loans, which amounts may be borrowed, repaid and reborrowed up to $20,000,000. As of September 30, 2007, $51,250,000 is outstanding on the term loan and $1,100,000 is outstanding on the revolving credit loans. The Company’s availability under the revolving credit loans amounts to $18,900,000 as of September 30, 2007.

Both the term loan and revolving credit loans bear interest at the “alternate base rate” plus the applicable margin or at the Company’s option the “LIBOR rate” plus the “applicable margin.” The alternate base rate shall mean a rate per annum equal to the greater of (a) the Prime rate or (b) the Base CD rate in effect on such day plus 1% and (c) the Federal Funds Effective Rate in effect on such day plus  1/2 of 1%. “Applicable margin” shall mean with respect to an adjusted LIBOR loan a range of 75 basis points to 150 basis points. With respect to an alternate base rate loan, the applicable margin shall range from 0 basis points to 50 basis points. The rates for both LIBOR and alternate base rate loans are established quarterly based upon agreed upon financial ratios. During the six months ended September 30, 2007, the average interest rate on the term loan approximated 6.6%. Borrowings under this agreement are collateralized by all the assets of the Company, and the agreement contains certain restrictive covenants, which, among other matters, impose limitations with respect to the incurrence of liens, guarantees, merger, acquisitions, capital expenditures, specified sales of assets and prohibits the payment of dividends. The Company is also required to maintain various financial ratios which will be measured quarterly. As of September 30, 2007, the Company is in compliance with all such covenants and financial ratios.

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

Note 9. OTHER MATTERS

The Company is a party to a lawsuit arising out of the conduct in the ordinary course of business. Subsequent to September 30, 2007, the lawsuit has been settled and the financial impact has been reflected in the financial statements as of September 30, 2007. In addition, the Company is involved in two (2) product liability cases. While the results of these lawsuits cannot be predicted with certainty, management does not expect that the ultimate liabilities, if any, will have a material adverse effect on the financial position or results of operations of the Company and are covered by insurance.

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

Item 2.

Three Months ended September 30, 2007 compared to Three Months ended September 30, 2006

Overview

The following table sets forth certain operational data for the periods indicated:

	Three months ended September 30,
	2007	2006
	(dollars in thousands)
Net sales	$72,285	$42,173
Gross profit	$16,442	$10,693
Selling, general and administrative expenses	$10,229	$6,065
Income before income taxes	$5,288	$4,802
Net income	$3,268	$2,973

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Three months ended September 30,
	2007	2006
Net sales	100.0%	100.0%
Gross profit	22.7%	25.4%
Selling, general and administrative expenses	14.2%	14.4%
Income before income taxes	7.3%	11.4%
Net income	4.5%	7.0%

The Company’s revenue increased by $30,112,000 or 71% to $72,285,000 and its net income increased by $295,000 or 10% to $3,268,000 for the quarter ended September 30, 2007 over the quarter ended September 30, 2006. The revenue increased primarily due to net sales of products from the Company’s acquisition and due to increased sales volume from greater domestic market penetration of its minor procedure kits product line.

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

Effective September 30, 2007, a urinal supply agreement expired with a significant customer. As of the date of this filing, a renewal or extension to this supply agreement has not been consummated. Subsequent to September 30, 2007, the customer has continued to place orders for urinals. However, there can be no assurances that these orders will continue absent a new supply agreement which could have a negative effect on the Company’s financial results.

Containment systems for medical waste and the product lines added as a result of the acquisition of MMP on October 17, 2006, represent approximately 55% of the Company’s revenue. The primary raw material utilized in the manufacture of these product lines is plastic resin. In recent years, world events have caused the cost of plastic resin to increase and be extremely volatile. The Company

Item 2.

anticipates that such volatility may continue in the future. In the past, the Company has been able, from time to time, to increase selling prices for certain of these products to recover a portion of the increased cost. However, the Company is unable to give any assurance that it will be able to pass along future cost increases to its customers, if necessary.

Gross profit dollars increased primarily due to net sales of products from the Company’s acquisition and due to increased sales volume from greater domestic market penetration primarily of its minor procedure kits product line. Gross margin as a percentage of sales decreased primarily due to increased acquisition costs from foreign suppliers, manufacturing inefficiencies, upgrading and repairing of key manufacturing equipment in our Tennessee facility and a change in sales mix.

Results of Operations

The following table sets forth the major sales variance components for the quarter ended September 30, 2007 versus September 30, 2006:

(dollars in thousands)
Three months ended September 30, 2006 net sales	$42,173
Acquisition	26,775
Volume of existing products	2,281
Price/sales mix, net	1,056

Three months ended September 30, 2007 net sales	$72,285

Net sales for the three months ended September 30, 2007 increased $30,112,000 or 71% to $72,285,000 from $42,173,000 for the three months ended September 30, 2006. The increase was primarily attributed to net sales of approximately $26,775,000 of disposable patient utensils for the laboratory and medical markets, a $2,540,000 or 20% increase of minor procedure kits and trays, a $1,048,000 or 3% increase of net sales of containment systems, a $370,000 or 42% increase in net sales of patient aids and a $256,000 or 17% increase of net sales of protective apparel. These increases were partially offset by a $532,000 or 8% decrease in net sales of operating room towels and a $398,000 or 12% decrease in net sales of laparotomy sponges.

Net sales of minor procedure kits and trays, containment products, patient aids and protective apparel increased primarily due to greater domestic market penetration. Unit sales of minor procedure kits and trays increased 8% and average selling prices increased 10%. Unit sales of containment products increased 5% and average selling prices increased 2%. Unit sales of patient aids increased 38% and average selling prices increased 3%. Unit sales of protective apparel increased 15% and average selling prices increased 2%. Unit sales of operating room towels were flat and average selling prices decreased 8%. Unit sales of laparatomy sponges decreased 10% and average selling prices decreased 2%. Management believes that the increase in average selling prices of minor procedure kits and trays was a result of shift in sales mix to kits with enhanced components. Net sales of disposable patient utensils of approximately $26,775,000 was due to the Company’s acquisition of MMP on October 17, 2006. The decrease in net sales of laparatomy sponges and operating room towels was as a result of increased competition in the domestic market.

Item 2.

Gross profit for the three months ended September 30, 2007 increased 54% to $16,442,000 from $10,693,000 for three months ended September 30, 2006. Gross profit as a percentage of net sales for the three months ended September 30, 2007 decreased to 22.7% from 25.4% for the three months ended September 30, 2006. Gross profit dollars increased primarily due to increased sales volume from greater domestic market penetration primarily of its minor procedure kits and trays product line and net sales of products as a result of the acquisition of MMP on October 17, 2006. Gross margin as a percentage of sales decreased primarily due to increased acquisition costs from foreign suppliers, manufacturing inefficiencies caused primarily by the consolidation of the MMP manufacturing facilities, upgrading and repairing of key manufacturing equipment in our Tennessee facility, and a change in sales mix from the MMP acquisition, which accounted for approximately $5,404,000 of gross margin at 20.2%. These manufacturing inefficiencies, which amounted to approximately $1,000,000 may continue until the balance of the Medegen consolidation plan of the MMP manufacturing facilities, which is expected to be completed by the end of the fiscal year.

The following table sets forth sales, cost of sales and selling, general and administrative expense data for the periods indicated:

	Three months ended September 30,
	2007	2006
	(dollars in thousands)
Net sales	$72,285	$42,173
Cost of sales	$55,843	$31,480
Gross profit	$16,442	$10,693
Gross profit percentage	22.7%	25.4%
Selling, general and administrative expenses	$10,229	$6,065
As a percentage of net sales	14.2%	14.4%

Selling, general and administrative expenses for the three months ended September 30, 2007 increased 69% to $10,229,000 from $6,065,000 for the three months ended September 30, 2006. As a percentage of net sales, selling, general and administrative expenses decreased to 14.2% for the three months ended September 30, 2007 from 14.4% for the three months ended September 30, 2006. Selling, general and administrative expenses increased primarily due to increased sales and marketing salaries and related expenses, customer service expenses, salesman commissions and other variable selling expenses by approximately $1,846,000, increased distribution expenses of $917,000, increased amortization of intangibles of approximately $379,000 and increased general and administrative expenses of approximately $1,022,000.

During the past few quarters, the Company began investing in an international sales and marketing infrastructure designed to procure sales in certain foreign countries. The Company does not anticipate material sales as a result of this infrastructure for some time.

Management believes the increases in sales and marketing salaries, commissions, other variable selling expenses, distribution, customer service and amortization of other intangibles was primarily due to the MMP acquisition.

Management believes the increases in general and administrative expenses was due primarily to increases in expenses associated with the MMP acquisition and, to a lesser extent, increased information technology expenses as a result of the SAP integration completed in the third quarter of fiscal 2007 and increased legal and legal settlement related expenses.

Item 2.

Interest expense for the three months ended September 30, 2007 increased to $952,000 from $6,000 for the three months ended September 30, 2006. Interest income for the three months ended September 30, 2007 decreased $153,000 to $27,000 from $180,000 for the three months ended September 30, 2006. The increase in interest expense and decrease in interest income was attributable to a net increase in the average principal loan balances outstanding and a decrease in the average cash and cash equivalents balance during the quarter ended September 30, 2007 as compared to the quarter ended September 30, 2006. The increase in loan balances and decrease in cash and cash equivalents was primarily attributable to purchase price and related acquisition costs associated with the MMP acquisition.

Net income for the three months ended September 30, 2007 increased to $3,268,000 from $2,973,000 for the three months ended September 30, 2006. The increase in net income is attributable to the aforementioned increase in net sales and gross profit, which were partially offset by a decrease in interest income, an increase in interest expense and an increase in selling, general and administrative expenses.

Six Months ended September 30, 2007 compared to Six Months ended September 30, 2006

Overview

The following table sets forth certain operational data for the periods indicated:

	Six months ended September 30,
	2007	2006
	(dollars in thousands)
Net sales	$142,531	$81,204
Gross profit	$33,551	$20,327
Selling, general and administrative expenses	$20,654	$11,625
Income before income taxes	$10,971	$9,023
Net income	$6,780	$5,594

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Six months ended September 30,
	2007	2006
Net sales	100.0%	100.0%
Gross profit	23.5%	25.0%
Selling, general and administrative expenses	14.5%	14.3%
Income before income taxes	7.7%	11.1%
Net income	4.8%	6.9%

The Company’s revenue increased by $61,327,000 or 76% to $142,531,000 and its net income increased by $1,186,000 or 21% to $6,780,000 for the six months ended September 30, 2007 over the six months ended September 30, 2006. The revenue increased primarily due to net sales of products from the Company’s acquisition and due to increased sales volume from greater domestic market penetration of its minor procedure kits product line.

Item 2.

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

Effective September 30, 2007, a urinal supply agreement expired with a significant customer. As of the date of this filing, a renewal or extension to this supply agreement has not been consummated. Subsequent to September 30, 2007, the customer has continued to place orders for urinals. However, there can be no assurances that these orders will continue absent a new supply agreement which could have a negative effect on the Company’s financial results.

Containment systems for medical waste and the product lines added as a result of the acquisition of MMP on October 17, 2006, represent approximately 55% of the Company’s revenue. The primary raw material utilized in the manufacture of these product lines is plastic resin. In recent years, world events have caused the cost of plastic resin to increase and be extremely volatile. The Company anticipates that such volatility may continue in the future. In the past, the Company has been able, from time to time, to increase selling prices for certain of these products to recover a portion of the increased cost. However, the Company is unable to give any assurance that it will be able to pass along future cost increases to its customers, if necessary.

Gross profit dollars increased primarily due to net sales of products from the Company’s acquisition and due to increased sales volume from greater domestic market penetration primarily of its minor procedure kits product line. Gross margin as a percentage of sales decreased primarily due to increased acquisition costs from foreign suppliers, manufacturing inefficiencies, upgrading and repairing of key manufacturing equipment in our Tennessee facility and a change in sales mix.

Results of Operations

The following table sets forth the major sales variance components for the six months ended September 30, 2007 versus September 30, 2006:

(dollars in thousands)
Six months ended September 30, 2006 net sales	$81,204
Acquisition	54,077
Volume of existing products	4,547
Price/sales mix, net	2,703

Six months ended September 30, 2007 net sales	$142,531

Net sales for the six months ended September 30, 2007 increased $61,327,000 or 76% to $142,531,000 from $81,204,000 for the six months ended September 30, 2006. The increase was primarily attributed to net sales of approximately $54,077,000 of disposable patient utensils for the laboratory and medical markets, a $6,260,000 or 26% increase of minor procedure kits and trays, a $1,395,000 or 6% increase of net sales of containment systems, a $573,000 or 41% increase in net sales of patient slippers and a $594,000 or 22% increase of net sales of protective apparel. These increases were partially offset by a $794,000 or 6% decrease in net sales of operating room towels and a $623,000 or 10% decrease in net sales of laparotomy sponges.

Net sales of minor procedure kits and trays, containment products, patient slippers and protective apparel was increased primarily due to greater domestic market penetration. Unit sales of minor procedure kits and trays increased 12% and average selling prices increased 12%. Unit sales of containment products were flat and average selling prices increased 5%. Unit sales of patient

Item 2.

slippers increased 35% and average selling prices increased 4%. Unit sales of protective apparel increased 21% and average selling prices increased 2%. Unit sales of operating room towels were flat and average selling prices decreased 7%. Unit sales of laparatomy sponges decreased 9% and average selling prices decreased 1%. Management believes that the increase in average selling prices of minor procedure kits and trays was a result of shift in sales mix to kits with enhanced components. Net sales of disposable patient utensils of approximately $54,077,000 was due to the Company’s acquisition of MMP on October 17, 2006. The decrease in net sales of laparatomy sponges and operating room towels was as a result of increased competition in the domestic market.

Gross profit for the six months ended September 30, 2007 increased 65% to $33,551,000 from $20,327,000 for six months ended September 30, 2006. Gross profit as a percentage of net sales for the six months ended September 30, 2007 decreased to 23.5% from 25.0% for the six months ended September 30, 2006. Gross profit dollars increased primarily due to increased sales volume from greater domestic market penetration primarily of its minor procedure kits and trays product line and net sales of products as a result of the acquisition of MMP on October 17, 2006. Gross margin as a percentage of sales decreased due to an increase in acquisition costs of products purchased from foreign vendors, manufacturing inefficiencies caused primarily by the consolidation the MMP manufacturing facilities, upgrading and repairing of key manufacturing equipment in our Tennessee facility and due to a change in sales mix from the MMP acquisition, which accounted for approximately $11,892,000 of gross margin at 22.0%. These inefficiencies, which amounted to approximately $1,000,000 and occurred primarily in the second quarter, may continue through the balance of the Medegen consolidation plan of the MMP manufacturing facilities, which is expected to be completed by the end of the fiscal year.

The following table sets forth sales, cost of sales and selling, general and administrative expense data for the periods indicated:

	Six months ended September 30,
	2007	2006
	(dollars in thousands)
Net sales	$142,531	$81,204
Cost of sales	$108,980	$60,877
Gross profit	$33,551	$20,327
Gross profit percentage	23.5%	25.0%
Selling, general and administrative expenses	$20,654	$11,625
As a percentage of net sales	14.5%	14.3%

Selling, general and administrative expenses for the six months ended September 30, 2007 increased 78% to $20,654,000 from $11,625,000 for the six months ended September 30, 2006. As a percentage of net sales, selling, general and administrative expenses increased to 14.5% for the six months ended September 30, 2007 from 14.3% for the six months ended September 30, 2006. Selling, general and administrative expenses increased primarily due to increased sales and marketing salaries and related expenses, customer service expenses, salesman commissions and other variable selling expenses by approximately $4,047,000, increased distribution expenses of $1,836,000, increased amortization of intangibles of approximately $757,000 and increased general and administrative expenses of approximately $2,389,000.

During the past few quarters, the Company began investing in an international sales and marketing infrastructure designed to procure sales in certain foreign countries. The Company does not anticipate material sales as a result of this infrastructure for some time.

Item 2.

Management believes the increases in sales and marketing salaries, commissions, other variable selling expenses, distribution, customer service and amortization of other intangibles was primarily due to the MMP acquisition.

Management believes the increases in general and administrative expenses was due primarily to increases in expenses associated with the MMP acquisition and, to a lesser extent, increased information technology expenses as a result of the SAP integration completed in the third quarter of fiscal 2007 and increased legal expenses.

Interest expense for the six months ended September 30, 2007 increased to $1,955,000 from $12,000 for the six months ended September 30, 2006. Interest income for the six months ended September 30, 2007 decreased $304,000 to $29,000 from $333,000 for the three months ended September 30, 2006. The increase in interest expense and decrease in interest income was attributable to a net increase in the average principal loan balances outstanding and a decrease in the average cash and cash equivalents balance during the six months ended September 30, 2007 as compared to the six months ended September 30, 2006. The increase in loan balances and decrease in cash and cash equivalents was primarily attributable to purchase price and related acquisition costs associated with the MMP acquisition.

Net income for the six months ended September 30, 2007 increased to $6,780,000 from $5,594,000 for the six months ended September 30, 2006. The increase in net income is attributable to the aforementioned increase in net sales and gross profit, which were partially offset by a decrease in interest income, an increase in interest expense and an increase in selling, general and administrative expenses.

Liquidity and Capital Resources

The following table sets forth certain liquidity and capital resources data for the periods indicated:

	September 30, 2007	March 31, 2007
	(Unaudited)
	(dollars in thousands)
Cash and cash equivalents	$1,972	$827
Accounts Receivable, net	$22,635	$20,653
Days Sales Outstanding	27.3	26.3
Inventories, net	$30,133	$34,350
Inventory Turnover	6.8	6.2
Current Assets	$59,414	$58,553
Working Capital	$19,838	$17,719
Current Ratio	1.5	1.4
Total Borrowings	$54,822	$60,655
Shareholder’s Equity	$108,162	$98,363
Debt to Equity Ratio	0.51	0.62

The Company had working capital of $19,838,000 with a current ratio of 1.5 to 1.0 at September 30, 2007 as compared to working capital of $17,719,000 with a current ratio of 1.4 to 1.0 at March 31, 2007. Total borrowings outstanding were $54,822,000 with

Item 2.

a debt to equity ratio of 0.51 to 1.0 at September 30, 2007 as compared to $60,655,000 with a debt to equity ratio of 0.62 to 1.0 at March 31, 2007. The increase in cash was primarily due to net cash provided by operating activities of $10,635,000.

The Company has financed its operations primarily through cash flow from operations and borrowings from its existing credit facilities. At September 30, 2007 the Company had a cash balance of $1,972,000 compared to $827,000 at March 31, 2007.

The Company’s operating activities provided cash of $10,395,000 for the six months ended September 30, 2007 as compared to $3,272,000 during the six months ended September 30, 2006. Net cash provided during the six months ended September 30, 2007 consisted primarily of net income from operations, depreciation and amortization, stock-based compensation, tax benefit from the exercise of options, a decrease in inventories and an increase in accrued expenses, payroll and payroll taxes. This was partially offset by increases in accounts receivable, prepaid expenses and other current assets, other assets and decreases in accounts payable and income taxes payable. The increase in accounts receivable at September 30, 2007 was due to a higher concentration of sales at the end of the quarter when compared to the quarter ended March 31, 2007. The decrease in inventory was primarily due to purchasing strategies of resin and better inventory management. The decrease in accounts payable was due to purchasing strategies during the quarter ended March 31, 2007. The increase in prepaid expenses was due to payments for insurance policies which commenced on April 1, 2007.

Investing activities used net cash of $4,337,000 and $628,000 for the six months ended September 30, 2007 and September 30, 2006, respectively. The principal use during the six months ended September 30, 2007 was for the Company’s purchases of property, plant and equipment primarily for the consolidation of its Medegen manufacturing facilities.

Financing activities used net cash of $4,913,000 for the six months ended September 30, 2007 compared to $31,000 used during the six months ended September 30, 2006. Financing activities during the six months ended September 30, 2007 consisted of net payments under the Company’s credit facilities of $5,834,000. Other financing activities include cash proceeds from the exercise of employee stock options of $921,000.

During the course of the Company’s evaluation of the proposed acquisition of MMP, the Company determined that it would shutdown the Northglenn, Colorado manufacturing facility and relocate the operations into the Gallaway, Tennessee manufacturing facility. The primary reasons for the relocation project are as follows: redundancy of operations; elimination of inter-plant freight costs; increase of manufacturing efficiency and reduction of manufacturing costs. In connection with the relocation, Medical Action Industries Inc. will incur approximately $2,700,000 of restructuring costs of which $974,000 is related to severance and $1,726,000 is related to exit costs for the MMP related employees and facilities. The $2,700,000 was recorded as goodwill and accrued liabilities. As of September 30, 2007 the Company has incurred approximately $432,000 of expenses in connection with this project leaving a balance of $2,255,000 in accrued liabilities. In addition, the Company anticipates approximately $320,000 of integration costs, which will be expensed as incurred and $3,200,000 of building improvements and purchases of machinery and equipment in connection with the restructuring. The Company anticipates that the project will be completed in the fourth quarter of fiscal 2008.

Item 2.

On October 17, 2006, the Company entered into a credit agreement with certain lenders and a bank acting as administration agent for the lenders (the “Credit Agreement”). The Credit Agreement, as amended, provides for borrowing of $85,000,000 and is divided into two types of borrowing facilities, (i) a term loan with a principal amount of $65,000,000 which is payable in twenty consecutive equal quarterly installments which commenced on March 31, 2007, and (ii) revolving credit loans, which amounts may be borrowed, repaid and reborrowed up to $20,000,000. As of September 30, 2007, $51,250,000 is outstanding on the term loan and $1,100,000 is outstanding on the revolving credit loans. The Company’s availability under the revolving credit loans amounts to $18,900,000 as of September 30, 2007.

Both the term loan and revolving credit loans bear interest at the “alternate base rate” plus the applicable margin or at the Company’s option the “LIBOR rate” plus the “applicable margin.” The alternate base rate shall mean a rate per annum equal to the greater of (a) the Prime rate or (b) the Base CD rate in effect on such day plus 1% and (c) the Federal Funds Effective Rate in effect on such day plus  1/2 of 1%. “Applicable margin” shall mean with respect to an adjusted LIBOR loan a range of 75 basis points to 150 basis points. With respect to an alternate base rate loan, the applicable margin shall range from 0 basis points to 50 basis points. The rates for both LIBOR and alternate base rate loans are established quarterly based upon agreed upon financial ratios. Borrowings under this agreement are collateralized by all the assets of the Company, and the agreement contains certain restrictive covenants, which, among other matters, impose limitations with respect to the incurrence of liens, guarantees, merger, acquisitions, capital expenditures, specified sales of assets and prohibits the payment of dividends. The Company is also required to maintain various financial ratios which will be measured quarterly. As of September 30, 2007, the Company is in compliance with all such covenants and financial ratios.

The Company believes that the anticipated future cash flow from operations, coupled with its cash on hand and available funds under its revolving credit agreement, will be sufficient to meet working capital requirements.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the alternate base rate of interest plus a spread of up to 1%, or at LIBOR rate plus a spread of up to 1  1/2%. The spread over the alternate base rate and LIBOR rates is determined based upon the Company’s performance with regard to agreed-upon financial ratios. The Company decides at its sole discretion as to whether borrowings will be at the alternate base rate or LIBOR. At September 30, 2007, $52,350,000 was outstanding under the credit facility. Changes in the alternate base rates or LIBOR rates during fiscal 2008 will have a positive or negative effect on the Company’s interest expense. During the six months ended September 30, 2007, the average interest rate on the term loan approximated 6.6%. Each 1% fluctuation in the interest rate will increase or decrease interest expense for the Company by approximately $524,000 on an annualized basis.

In April 2007, we entered into an interest rate swap agreement to manage our exposure to interest rate changes. The swap effectively converts a portion of our variable rate debt under the credit agreement to a fixed rate, without exchanging the notional principal

Item 3.

amounts. At September 30, 2007, we had an interest rate swap agreement (in a notional principal amount of $30,000,000), which is scheduled to mature in March 2010. Under this agreement, we receive a floating rate based on the LIBOR interest rate, and pay a fixed rate of 5.02% plus the applicable margin. If, at any time, the swap is determined to be ineffective, in whole or in part, the fair value of the portion of the interest rate swap determined to be ineffective will be recognized as gain or loss in the statement of operations for the applicable period.

In addition, the Company is exposed to interest rate change market risk with respect to the proceeds received from the issuance and sale by the Buncombe County Industrial and Pollution Control Financing Authority Industrial Development Revenue Bonds. At September 30, 2007, $2,260,000 was outstanding for these Bonds. The Bonds bear interest at a variable rate determined weekly. During the six months ended September 30, 2007, the average interest rate on the Bonds approximated 3.9%. Each 1% fluctuation in interest rates will increase or decrease the interest expense on the Bonds by approximately $23,000 on an annualized basis.

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

Although the Chinese Yuan has traded virtually in a straight line for many years, beginning in fiscal 2006 the Chinese government began to revalue the Yuan against other currencies, including the U.S. dollar. This revaluation or free floating exchange rate and removal of certain tax incentives to exporters by the Chinese government, has caused the price of many items that are sourced from China to increase, which could adversely impact the Company’s cost of goods sold and profitability. The Company will attempt to increase selling prices for certain of these products to recover a portion of the increased cost. However, there can be no assurance that the Company will be able to pass along future cost increases, if any, to its customers which could also have an adverse impact on our results of operations and financial condition.

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

Change to Internal Control over Financial Reporting

We are involved in ongoing evaluations of internal controls. In anticipation of the filing of this Form 10-Q, our Chief Executive Officer and Principal Financial Officer, with the assistance of other members of our management, reviewed our internal controls and have determined, based on such review, that there have been no changes in internal control over financial reporting during the six months ended September 30, 2007 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Volatility in the Cost of Resin

During the past few years, world events have caused the price of oil and natural gas to increase to historical new heights, causing the cost of resin to rise to unprecedented levels. The Company anticipates this volatility to continue throughout the fiscal year. As a result of this volatility, the Company has been able, from time to time, to increase selling prices for certain of these products to recover a portion of the increased cost. However, selling price increases can take months to implement and there can be no assurance that the Company will be able to pass along future cost increases, if any, to its customers which could have an adverse impact on the Company’s results of operations and financial condition.

Manufacturing Inefficiencies—Consolidation of Medegen Facilities

During this fiscal year, gross profit dollars have been negatively impacted by manufacturing inefficiencies caused primarily by the consolidation of the MMP manufacturing facilities and the upgrading and repairing of key manufacturing equipment in our Tennessee facility. These manufacturing inefficiencies, which amounted to approximately $1,000,000 and occurred primarily in the second quarter, may continue through the balance of the MMP manufacturing facilities consolidation plan. This plan is expected to be completed by the end of the fiscal year. While management is working to minimize the inefficiencies going forward, they could be significantly higher in future periods.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

	A.	The Registrant held its Annual Meeting of Stockholders on August 16, 2007.

	B.	Three Directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2010. The names of the Directors and votes cast in favor of their election and votes withheld are as follows:

		Name	Votes for	Votes Withheld
		Paul D. Meringolo	13,807,929	295,049
		Kenneth R. Newsome	13,848,423	254,555
		Bernard Wengrover	13,850,946	252,032

	C.	The stockholders also approved a proposal to ratify the appointment of Grant Thornton LLP as independent certified public accountants of the Company for the fiscal year ended March 31, 2008; 13,891,222 shares voted in favor of the proposal, 206,021 shares voted against and 5,734 shares abstaining from voting.

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

31.1 and 31.2 – Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1 and 32.2 – Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	(b)	Reports on Form 8-K

Current Report on Form 8-K dated August 2, 2007, covering Item 7.01 – Results of Operations and Financial Condition and Item 9.01 – Financial Statements and Exhibits

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICAL ACTION INDUSTRIES INC.

Dated: November 9, 2007	By:	/s/ Richard G. Satin
Richard G. Satin
Principal Financial Officer Vice President of Operations and General Counsel