Form 10-Q
period 2007-12-31
MEDICAL ACTION INDUSTRIES INC
filed 2008-02-08
CIK 748270

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 16,020,661 shares of common stock as of February 8, 2008.

Form 10-Q

Item 1.

MEDICAL ACTION INDUSTRIES INC.

Consolidated Balance Sheets

(dollars in thousands)

ASSETS

	December 31, 2007	March 31, 2007
	(Unaudited)
CURRENT ASSETS:

Cash and cash equivalents	$1,210	$827
Accounts receivable, less allowance for doubtful accounts of $702 at December 31, 2007 and $537 at March 31, 2007	21,520	20,653
Inventories, net	34,422	34,350
Prepaid expenses	1,159	861
Deferred income taxes	1,451	1,350
Prepaid income taxes	—	24
Other current assets	575	488

TOTAL CURRENT ASSETS:	60,337	58,553

Property, plant and equipment, net	33,663	32,552
Goodwill	80,508	79,911
Trademarks	1,266	1,266
Other intangible assets, net	16,487	17,665
Other assets, net	3,171	2,722

TOTAL ASSETS:	$195,432	$192,669

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

Consolidated Balance Sheets

(dollars in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2007	March 31, 2007
	(Unaudited)
CURRENT LIABILITIES:

Accounts payable	$14,299	$16,523
Accrued expenses, payroll and payroll taxes	11,695	10,858
Current portion of capital lease obligations	113	92
Current portion of long-term debt	13,360	13,360

TOTAL CURRENT LIABILITIES:	39,467	40,833

Deferred income taxes	6,489	6,270
Capital lease obligations, less current portion	72	173
Long-term debt, less current portion	36,810	47,030

TOTAL LIABILITIES:	82,838	94,306

COMMITMENTS

SHAREHOLDERS’ EQUITY:

Common stock 40,000,000 shares authorized, $.001 par value; issued and outstanding 16,020,661 shares at December 31, 2007 and 15,815,786 shares at March 31, 2007	16	16
Additional paid-in capital, net	26,633	22,846
Other comprehensive income	44	7
Retained earnings	85,901	75,494

TOTAL SHAREHOLDERS’ EQUITY:	112,594	98,363

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY:	$195,432	$192,669

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

Consolidated Statements of Earnings

(dollars in thousands except per share data)

(Unaudited)

	Three Months Ended December 31,
	2007	2006
Net sales	$75,898	$66,719

Cost of sales	59,162	50,112

Gross profit	16,736	16,607

Selling, general and administrative expenses	10,046	8,978
Interest expense	826	888
Interest income	(39)	(77)

Income before income taxes	5,903	6,818
Income tax expense	2,255	2,670

Net income	$3,648	$4,148

Net income per share basic	$.23	$.26

Net income per share diluted	$.22	$.25

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

Consolidated Statements of Earnings

(dollars in thousands except per share data)

(Unaudited)

	Nine Months Ended December 31,
	2007	2006
Net sales	$218,429	$147,923

Cost of sales	168,142	110,989

Gross profit	50,287	36,934

Selling, general and administrative expenses	30,700	20,603
Interest expense	2,781	900
Interest income	(68)	(410)

Income before income taxes	16,874	15,841
Income tax expense	6,446	6,099

Net income	$10,428	$9,742

Net income per share basic	$.66	$.62

Net income per share diluted	$.64	$.61

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Nine Months Ended December 31,
	2007	2006
OPERATING ACTIVITIES
Net income	$10,428	$9,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,945	1,719
Amortization	1,748	555
Provision for doubtful accounts	165	54
Stock-based compensation	1,266	1,215
Excess tax liability (benefit) from stock-based compensation	118	(428)
Tax benefit from exercise of options	1,328	57
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(1,032)	(4,107)
Inventories	(72)	(3,970)
Prepaid expense and other current assets	(385)	(526)
Other assets	(1,019)	(1,024)
Accounts payable	(2,224)	71
Income taxes payable	798	1,546
Accrued expenses, payroll and payroll taxes	51	1,575

NET CASH PROVIDED BY OPERATING ACTIVITIES	14,115	6,479

INVESTING ACTIVITIES
Purchase price and related acquisition costs	(569)	(80,455)
Purchases of property, plant and equipment	(4,056)	(963)
Repayment of loans to officers	—	126

NET CASH USED IN INVESTING ACTIVITIES	(4,625)	(81,292)

FINANCING ACTIVITIES
Proceeds from revolving line of credit and long term borrowings	23,367	67,700
Principal payments on revolving line of credit, long term debt and capital lease obligations	(33,667)	(5,991)
Proceeds from exercise of employee stock options	1,193	213

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(9,107)	61,922

Increase (decrease) in cash	383	(12,891)
Cash at beginning of year	827	16,068

Cash at end of period	$1,210	$3,177

Supplemental Disclosures:
Interest paid	$2,968	$836
Income taxes paid	$8,737	$4,959

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ended March 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report for the year ended March 31, 2007.

On October 17, 2006, the Company acquired, through one of its subsidiaries, the membership interest of Medegen Medical Products, LLC and certain Colorado fixed assets used in connection with its business (collectively, “MMP”). The Colorado fixed assets consist primarily of machinery, equipment and leasehold improvements at MMP’s Denver, CO facility. MMP’s operating results were consolidated with those of Medical Action’s beginning on the date of acquisition. Since our results are not restated retroactively to reflect the historical financial position or results of operations of MMP, a substantial portion of the fluctuations in our operating results for the three and nine months ended December 31, 2007 as compared to the prior periods are due to the acquisition of MMP. However, we have included supplemental pro forma information in Note 6 – Acquisition to our unaudited condensed consolidated financial statements contained in this Quarterly Report to give effect to the acquisition as though it had occurred at the beginning of each of the periods presented in this Form 10-Q.

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

In April 2007, we entered into an interest rate swap agreement to manage our exposure to interest rate changes. The swap effectively converts a portion of our variable rate debt under the credit agreement to a fixed rate, without exchanging the notional principal amounts. At December 31, 2007, we had an interest rate swap agreement (in a notional principal amount of $30,000,000), which is scheduled to mature in March 2010. Under this agreement, we receive a floating rate based on the LIBOR interest rate, and pay a fixed rate of 5.02% plus the applicable margin. If, at any time, the swap is determined to be ineffective, in whole or in part, the fair value of the portion of the interest rate swap determined to be ineffective will be recognized as gain or loss in the statement of operations for the applicable period.

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

Item 1.

Note 2. (continued)

The following is a summary of the changes in restricted stock granted under the 1994 Stock Incentive Plan for the nine months ended December 31, 2007:

	Shares	Weighted Average Grant Price
Outstanding at April 1, 2007	48,750	$14.86
Granted	—	—

Outstanding at December 31, 2007	48,750	$14.86

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

In accordance with the adoption of SFAS 123R, we recorded stock-based compensation expense for the cost of non-qualified stock options granted under our stock plans. Stock-based compensation expense recognized under the provisions of SFAS 123R amounted to $337,000 and $1,198,000 ($208,000 and $740,000 net of tax) for the three and nine months ended December 31, 2007 and $357,000 and $1,159,000 ($220,000 and $713,000 net of tax) for the three and nine months ended December 31, 2006, respectively.

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

Item 1.

Note 2. (continued)

The following is a summary of the changes in outstanding options for all of the Company’s plans during the nine months ended December 31, 2007:

	Shares	Weighted average exercise price	Weighted average contract life (years)	Aggregate Intrinsic value
Outstanding at April 1, 2007	1,420,138	$10.20	6.8	$19,452,000
Granted	274,200	$21.53
Exercised	206,450	$5.84		(4,000)
Forfeited	77,125	$18.04

Outstanding at December 31, 2007	1,410,763	$12.61	6.8	$11,823,000

Options exercisable at December 31, 2007	747,688	$9.41	5.3	$8,573,000

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options pricing model. The following weighted average assumptions were used for grants in the nine months ended December 31, 2007 and 2006, respectively: expected volatility of 34.6% and 35.0%; a risk-free interest rate of 4.8% and 4.9% and an expected life of 5.3 years. The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the life of the grant. The expected volatility is based on the historical volatility of the Company’s stock.

The weighted average fair value of options granted was $8.14 and $10.46 for the three months ended December 31, 2007 and 2006, respectively and $8.62 and $9.31 for the nine months ended December 31, 2007 and 2006, respectively. As of December 31, 2007, there was approximately $2,754,000 of total SFAS No. 123R unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s plans; that cost is expected to be recognized over a period of three years.

The following is a summary of the changes in non-vested stock options for the nine months ended December 31, 2007:

	Shares	Weighted average fair value
Non-vested shares at April 1, 2007	796,750	$6.02
Granted	274,200	$8.62
Forfeited	77,125	$7.26
Vested	330,750	$6.52

Non-vested shares at December 31, 2007	663,075	$6.72

Item 1.

Note 3. INVENTORIES

Inventories, which are stated at the lower of cost (first-in, first-out) or market, consist of the following:

	December 31, 2007	March 31, 2007
	(Unaudited)
	(dollars in thousands)
Finished Goods, net	$18,522	$21,224
Work in Process, net	1,142	—
Raw Materials	14,758	13,126

Total, net	$34,422	$34,350

On an ongoing basis, inventory quantities on hand are reviewed and an analysis of the provision for excess and obsolete inventory is performed based primarily on the Company’s estimated sales forecast of product demand, which is based on sales history and anticipated future demand. Such provision for excess and obsolete inventory approximated $902,000 and $664,000 at December 31, 2007 and March 31, 2007, respectively.

Note 4. NET INCOME PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of potential common shares. Diluted earnings per share is based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average prices during the periods. Excluded from the calculation of earnings per share are options to purchase 256,200 and 232,700 shares for the three and nine months ended December 31, 2007, as their inclusion would not have been dilutive. The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended December 31, 2007 and for the three and nine months ended December 31, 2006.

Item 1.

Note 4. (continued)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
	(dollars in thousands except per share data)
Numerator:

Net income for basic and dilutive earnings per share	$3,648	$4,148	$10,428	$9,742

Denominator:

Denominator for basic earnings per share—weighted average shares	16,020,036	15,803,136	15,929,011	15,790,481

Effect of dilutive securities:
Employee and director stock options	363,122	385,400	396,663	313,991

Denominator for diluted earnings per share—adjusted weighted average shares	16,383,158	16,188,536	16,325,674	16,104,472

Basic earnings per share	$.23	$.26	$.66	$.62

Diluted earnings per share	$.22	$.25	$.64	$.61

Note 5. SHAREHOLDER’S EQUITY

For the three and nine months ended December 31, 2007, 30,435 and 206,450 stock options were exercised by employees of the Company in accordance with the Company’s 1989 Non-Qualified Stock Option Plan and 1994 Stock Incentive Plan. The exercise price of the options exercised ranged from $8.50 per share to $11.93 per share for the three months ended December 31, 2007 and $1.92 per share to $11.93 per share for the nine months ended December 31, 2007. The net cash proceeds from these exercises were $272,000 and $1,193,000 for the three and nine months ended December 31, 2007, respectively.

For the three and nine months ended December 31, 2006, 6,750 and 20,859 stock options were exercised by employees of the Company in accordance with the Company’s 1989 Non-Qualified Stock Option Plan and the 1994 Stock Incentive Plan, respectively. The exercise price of the options exercised ranged from $8.50 per share to $10.87 per share for the three months ended December 31, 2006 and $8.50 per share to $11.48 per share for the nine months ended December 31, 2006. The net cash proceeds from these exercises were $64,000 and $213,000 for the three and nine months ended December 31, 2006, respectively.

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

The acquisition of MMP has been accounted for as a purchase pursuant to SFAS No. 141, Business Combinations as issued by the Financial Accounting Standards Board. The operations of MMP have been included in the Company’s statements of earnings since the acquisition date. The following table summarizes the assets acquired from MMP and the allocation of the purchase price:

Accounts receivable, net	$5,748,000
Inventories, net	11,401,000
Prepaids and other current assets	438,000
Property, plant and equipment	17,741,000
Other assets	590,000
Trademarks	600,000
Customer relationships	14,100,000
Group purchasing organization contracts	2,200,000
Intellectual property	400,000
Goodwill	43,613,000
Accounts payable	(9,336,000)
Accrued expenses	(6,685,000)
Capital lease obligations	(313,000)

Purchase price and related acquisition costs	$80,497,000

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

During the course of the Company’s evaluation of the proposed acquisition of MMP, the Company determined that it would shutdown the Northglenn, Colorado manufacturing facility and relocate the operations into the Gallaway, Tennessee manufacturing facility. The primary reasons for the

Item 1.

Note 6. (continued)

relocation project are as follows: redundancy of operations; elimination of inter-plant freight costs; increase of manufacturing efficiency and reduction of manufacturing costs. In connection with the relocation, Medical Action Industries Inc. will incur approximately $2,687,000 of restructuring costs of which $974,000 is related to severance and $1,713,000 is related to exit costs for the MMP related employees and facilities. The $2,687,000 was recorded as goodwill and accrued liabilities. As of December 31, 2007 the Company has incurred approximately $684,000 of expenses in connection with this project leaving a balance of $2,003,000 in accrued liabilities. In addition, the Company anticipates approximately $320,000 of integration costs, which will be expensed as incurred and $3,200,000 of building improvements and purchases of machinery and equipment in connection with the restructuring. The Company anticipates that the project will be completed in the first quarter of fiscal 2009.

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

Summarized below are the unaudited pro forma results of operations of the Company as if MMP had been acquired at the beginning of the fiscal period presented:

	Three Months Ended December 31, 2006	Nine Months Ended December 31, 2006
Net Sales	$71,973	$205,952

Net Income	$4,297	$10,017

Net income per common share
Basic	$.27	$.63
Diluted	$.27	$.62

Reclassifications and adjustments were made to the pro forma results to properly reflect depreciation of property, plant and equipment, amortization of intangible assets, interest expense, financing fees and tax rates.

The pro forma financial information presented above for the three and nine months ended December 31, 2006 is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the period presented or of future operating results of the combined companies.

Item 1.

Note 7. LONG-TERM DEBT

On October 17, 2006, the Company entered into a credit agreement with certain lenders and a bank acting as administration agent for the lenders (the “Credit Agreement”). The Credit Agreement, as amended, provides for borrowing of $85,000,000 and is divided into two types of borrowing facilities, (i) a term loan with a principal amount of $65,000,000 which is payable in twenty consecutive equal quarterly installments which commenced on March 31, 2007, and (ii) revolving credit loans, which amounts may be borrowed, repaid and reborrowed up to $20,000,000. As of December 31, 2007, $48,000,000 is outstanding on the term loan. The Company’s availability under the revolving credit loans amounts to $20,000,000 as of December 31, 2007.

Both the term loan and revolving credit loans bear interest at the “alternate base rate” plus the applicable margin or at the Company’s option the “LIBOR rate” plus the “applicable margin.” The alternate base rate shall mean a rate per annum equal to the greater of (a) the Prime rate or (b) the Base CD rate in effect on such day plus 1% and (c) the Federal Funds Effective Rate in effect on such day plus  1/2 of 1%. “Applicable margin” shall mean with respect to an adjusted LIBOR loan a range of 75 basis points to 150 basis points. With respect to an alternate base rate loan, the applicable margin shall range from 0 basis points to 50 basis points. The rates for both LIBOR and alternate base rate loans are established quarterly based upon agreed upon financial ratios. During the nine months ended December 31, 2007, the average interest rate on the term loan approximated 6.5%. Borrowings under this agreement are collateralized by all the assets of the Company, and the agreement contains certain restrictive covenants, which, among other matters, impose limitations with respect to the incurrence of liens, guarantees, merger, acquisitions, capital expenditures, specified sales of assets and prohibits the payment of dividends. The Company is also required to maintain various financial ratios which will be measured quarterly. As of December 31, 2007, the Company is in compliance with all such covenants and financial ratios.

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

Item 1.

Note 8. (continued)

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

In December 2006, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”) to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies to all transactions or other events in which an entity obtains control of one or more businesses, and combinations achieved without the transfer of consideration. The standard is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. The issuance of this Statement has no current impact on the Company.

In December 2006, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, (“SFAS 160”) to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement is effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The issuance of this Statement has no current impact on the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value at specified election dates. The statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The statement is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact, if any, of the adoption of SFAS 159.

Note 9. OTHER MATTERS

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

Item 2.

Three Months ended December 31, 2007 compared to Three Months ended December 31, 2006

Overview

The following table sets forth certain operational data for the periods indicated:

	Three months ended December 31,
	2007	2006
	(dollars in thousands)
Net sales	$75,898	$66,719
Gross profit	16,736	16,607
Selling, general and administrative expenses	10,046	8,978
Income before income taxes	5,903	6,818
Net income	3,648	4,148

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Three months ended December 31,
	2007	2006
Net sales	100%	100%
Gross profit	22.1%	24.9%
Selling, general and administrative expenses	13.2%	13.5%
Income before income taxes	7.8%	10.2%
Net income	4.8%	6.2%

The Company’s revenue increased by $9,179,000 or 14% to $75,898,000 and its net income decreased by $500,000 or 12% to $3,648,000 for the quarter ended December 31, 2007 over the quarter ended December 31, 2006. The revenue increased primarily due to net sales of products from the Company’s acquisition and due to increased sales volume from greater domestic market penetration of its minor procedure kits product line.

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

Item 2.

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

Gross profit dollars increased primarily due to net sales of products from the Company’s acquisition and due to increased sales volume from greater domestic market penetration primarily of its minor procedure kits product line. Gross margin as a percentage of sales decreased primarily due to manufacturing inefficiencies, increased resin costs, increased acquisition costs from foreign suppliers and a change in sales mix.

Results of Operations

The following table sets forth the major sales variance components for the quarter ended December 31, 2007 versus December 31, 2006:

(dollars in thousands)
Three months ended December 31, 2006 net sales	$66,719
Acquisition	5,244
Volume of existing products	3,262
Price/sales mix, net	673

Three months ended December 31, 2007 net sales	$75,898

Net sales for the three months ended December 31, 2007 increased $9,179,000 or 14% to $75,898,000 from $66,719,000 for the three months ended December 31, 2006. The increase was primarily attributed to an increase in net sales of approximately $7,159,000 of disposable patient utensils for the laboratory and medical markets, of which $5,244,000 was due to the Company’s acquisition of MMP on October 17, 2006, a $1,325,000 or 9% increase of minor procedure kits and trays, a $487,000 or 4% increase in net sales of containment systems, a $523,000 or 85% increase in net sales of patient aids and a $389,000 or 45% increase in net sales of patient slippers. These increases were partially offset by a $145,000 or 4% decrease in net sales of laparotomy sponges.

Net sales of minor procedure kits and trays, containment products, patient aids and protective apparel increased primarily due to greater domestic market penetration. Unit sales of minor procedure kits and trays increased 3% and average selling prices increased 6%. Unit sales of containment products increased 3% and average selling prices increased 1%. Unit sales of patient aids increased 66% and average selling prices increased 12%. Unit sales of patient slippers increased 37% and average selling prices increased 6%. Unit sales of operating room towels increased 3% and average selling prices increased 1%. Unit sales of laparatomy sponges decreased 2% and average selling prices decreased 3%. Management believes that the increase in average selling prices of minor procedure kits and trays was a result of shift in sales mix to kits with enhanced components. Net sales of disposable patient utensils increased approximately $7,159,000; $5,244,000 of the increase was due to the Company’s acquisition of MMP on October 17, 2006.

Item 2.

The additional increase of $1,915,000 was a result of increased domestic market penetration and higher average selling prices. The decrease in net sales of laparatomy sponges was as a result of increased competition in the domestic market.

Gross profit for the three months ended December 31, 2007 increased 1% to $16,736,000 from $16,607,000 for three months ended December 31, 2006. Gross profit as a percentage of net sales for the three months ended December 31, 2007 decreased to 22.1% from 24.9% for the three months ended December 31, 2006. Gross profit dollars increased primarily due to increased sales volume from greater domestic market penetration primarily of its minor procedure kits and trays product line and net sales of products as a result of the acquisition of MMP on October 17, 2006. Gross margin as a percentage of sales decreased primarily due to manufacturing inefficiencies, increased resin costs, increased acquisition costs from foreign suppliers and a change in sales mix from the MMP acquisition. The manufacturing inefficiencies, increased resin costs and increased acquisition costs from foreign suppliers amounted to approximately $1,700,000, $1,200,000 and $750,000, respectively for the three months ended December 31, 2007. The major causes of the manufacturing inefficiencies were equipment productivity issues in our Tennessee plant and other inefficiencies associated with the Medegen consolidation plan of the MMP manufacturing facilities. These inefficiencies have resulted in backorders and order fulfillment issues on certain products. Additionally, freight expenses have increased due to the backorder and order fulfillment issues. Management anticipates substantial reductions in these inefficiencies effective the end of the first quarter of fiscal 2009. However, no assurance can be given that the backorders and order fulfillment issues will not result in the loss of business.

The following table sets forth sales, cost of sales and selling, general and administrative expense data for the periods indicated:

	Three months ended December 31,
	2007	2006
	(dollars in thousands)
Net sales	$75,898	$66,719
Cost of sales	59,162	50,112
Gross profit	16,736	16,607
Gross profit percentage	22.1%	24.9%
Selling, general and administrative expenses	10,046	8,978
As a percentage of net sales	13.2%	13.5%

Selling, general and administrative expenses for the three months ended December 31, 2007 increased 12% to $10,046,000 from $8,978,000 for the three months ended December 31, 2006. As a percentage of net sales, selling, general and administrative expenses decreased to 13.2% for the three months ended December 31, 2007 from 13.5% for the three months ended December 31, 2006. Selling, general and administrative expenses increased primarily due to increased sales and marketing salaries and related expenses, customer service expenses, salesman commissions and other variable selling expenses by approximately $727,000, increased distribution expenses of $365,000, increased amortization of intangibles of approximately $29,000 and was partially offset by decreased general and administrative expenses of approximately $48,000.

Item 2.

During the past few quarters, the Company began investing in an international sales and marketing infrastructure designed to procure sales in certain foreign countries. The Company does not anticipate material sales as a result of this infrastructure for some time.

Management believes the increases in sales and marketing salaries, commissions, other variable selling expenses, distribution, customer service and amortization of other intangibles was primarily due to the MMP acquisition which occurred on October 17, 2006. The quarter ended December 31, 2007 carried a full quarter of MMP expenses compared to last year. In addition, the Company incurred increased variable expenses due to increased sales volume on existing business.

Interest expense for the three months ended December 31, 2007 decreased to $826,000 from $888,000 for the three months ended December 31, 2006. Interest income for the three months ended December 31, 2007 decreased $38,000 to $39,000 from $77,000 for the three months ended December 31, 2006. The decrease in interest expense and interest income was attributable to a net decrease in the average principal loan balances outstanding and a decrease in the average cash and cash equivalents balance during the quarter ended December 31, 2007 as compared to the quarter ended December 31, 2006. The decrease in loan balances and increase in cash and cash equivalents was primarily attributable to net cash provided by operating activities.

Net income for the three months ended December 31, 2007 decreased to $3,648,000 from $4,148,000 for the three months ended December 31, 2006. The decrease in net income is attributable to the aforementioned manufacturing inefficiencies, increased acquisition costs primarily from foreign suppliers and increases in selling, general and administrative expenses, which were partially offset by an increase in net sales and gross profit and a decrease in interest expense.

Nine Months ended December 31, 2007 compared to Nine Months ended December 31, 2006

Overview

The following table sets forth certain operational data for the periods indicated:

	Nine months ended December 31,
	2007	2006
	(dollars in thousands)
Net sales	$218,429	$147,923
Gross profit	50,287	36,934
Selling, general and administrative expenses	30,700	20,603
Income before income taxes	16,874	15,841
Net income	10,428	9,742

Item 2.

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	Nine months ended December 31,
	2007	2006
Net sales	100%	100%
Gross profit	23.0%	25.0%
Selling, general and administrative expenses	14.1%	13.9%
Income before income taxes	7.7%	10.7%
Net income	4.8%	6.6%

The Company’s revenue increased by $70,506,000 or 32% to $218,429,000 and its net income increased by $686,000 or 7% to $10,428,000 for the nine months ended December 31, 2007 over the nine months ended December 31, 2006. The revenue increased primarily due to net sales of products from the Company’s acquisition and due to increased sales volume from greater domestic market penetration of its minor procedure kits product line.

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

Gross profit dollars increased primarily due to net sales of products from the Company’s acquisition and due to increased sales volume from greater domestic market penetration primarily of its minor procedure kits product line. Gross margin as a percentage of sales decreased primarily due to manufacturing inefficiencies, increased resin costs, increased acquisition costs from foreign suppliers and a change in sales mix.

Item 2.

Results of Operations

The following table sets forth the major sales variance components for the nine months ended December 31, 2007 versus December 31, 2006:

(dollars in thousands)
Nine months ended December 31, 2006 net sales	$147,923
Acquisition	59,321
Volume of existing products	7,808
Price/sales mix, net	3,377

Nine months ended December 31, 2007 net sales	$218,429

Net sales for the nine months ended December 31, 2007 increased $70,506,000 or 48% to $218,429,000 from $147,923,000 for the nine months ended December 31, 2006. The increase was primarily attributed to an increase in net sales of approximately $61,236,000 of disposable patient utensils for the laboratory and medical markets, of which $59,321,000 was due to the Company’s acquisition of MMP on October 17, 2006, a $7,585,000 or 19% increase of minor procedure kits and trays, a $1,881,000 or 5% increase in net sales of containment systems, a $962,000 or 42% increase in net sales of patient slippers and a $582,000 or 24% increase in net sales of patient aids. These increases were partially offset by a $530,000 or 3% decrease in net sales of operating room towels and a $768,000 or 8% decrease in net sales of laparotomy sponges.

Net sales of minor procedure kits and trays, containment products, patient slippers and patient aids was increased primarily due to greater domestic market penetration. Unit sales of minor procedure kits and trays increased 9% and average selling prices increased 9%. Unit sales of containment products increased 1% and average selling prices increased 3%. Unit sales of patient slippers increased 36% and average selling prices increased 5%. Unit sales of patient aids increased 18% and average selling prices increased 5%. Unit sales of operating room towels increased 1% and average selling prices decreased 4%. Unit sales of laparatomy sponges decreased 6% and average selling prices decreased 2%. Management believes that the increase in average selling prices of minor procedure kits and trays was a result of shift in sales mix to kits with enhanced components. Net sales of disposable patient utensils increased approximately $61,236,000; $59,321,000 of the increase was due to the Company’s acquisition of MMP on October 17, 2006 and $1,915,000 of the increase was due to increased domestic market penetration and higher average selling prices. The decrease in net sales of laparatomy sponges and operating room towels was as a result of increased competition in the domestic market.

Gross profit for the nine months ended December 31, 2007 increased 36% to $50,287,000 from $36,934,000 for nine months ended December 31, 2006. Gross profit as a percentage of net sales for the nine months ended December 31, 2007 decreased to 23.0% from 25.0% for the nine months ended December 31, 2006. Gross profit dollars increased primarily due to increased sales volume from greater domestic market penetration primarily of its minor procedure kits and trays product line and net sales of products as a result of the acquisition of MMP on October 17, 2006. Gross margin as a percentage of sales decreased primarily due to manufacturing inefficiencies, increased acquisition costs from foreign suppliers, increased resin costs and a change in sales mix from the MMP acquisition. The manufacturing inefficiencies, increased acquisition costs from foreign suppliers and increased resin costs amounted to approximately $2,600,000, $2,250,000 and $1,400,000, respectively for the nine months ended December 31, 2007. The major causes of the

Item 2.

inefficiencies were equipment productivity issues in our Tennessee plant and other inefficiencies associated with the Medegen consolidation plan of the MMP manufacturing facilities. These inefficiencies have resulted in backorders and order fulfillment issues on certain products. Additionally, freight expenses have increased due to the backorder and order fulfillment issues. Management anticipates substantial reductions in these inefficiencies effective the end of the first quarter of fiscal 2009. However, no assurance can be given that the backorders and order fulfillment issues will not result in the loss of business.

The following table sets forth sales, cost of sales and selling, general and administrative expense data for the periods indicated:

	Nine months ended December 31,
	2007	2006
	(dollars in thousands)
Net sales	$218,429	$147,923
Cost of sales	168,142	110,989
Gross profit	50,287	36,934
Gross profit percentage	23.0%	25.0%
Selling, general and administrative expenses	30,700	20,603
As a percentage of net sales	14.1%	13.9%

Selling, general and administrative expenses for the nine months ended December 31, 2007 increased 49% to $30,700,000 from $20,603,000 for the nine months ended December 31, 2006. As a percentage of net sales, selling, general and administrative expenses increased to 14.1% for the nine months ended December 31, 2007 from 13.9% for the nine months ended December 31, 2006. Selling, general and administrative expenses increased primarily due to increased sales and marketing salaries and related expenses, customer service expenses, salesman commissions and other variable selling expenses by approximately $10,097,000, increased distribution expenses of $2,196,000, increased amortization of intangibles of approximately $786,000 and increased general and administrative expenses of approximately $2,341,000.

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

Management believes the increases in general and administrative expenses was due primarily to increases in expenses associated with the MMP acquisition and, to a lesser extent, increased information technology expenses as a result of the SAP integration completed in the third quarter of fiscal 2007, increased legal expenses and increased accounting fees.

Interest expense for the nine months ended December 31, 2007 increased to $2,781,000 from $900,000 for the nine months ended December 31, 2006. Interest income for the nine months

Item 2.

ended December 31, 2007 decreased $342,000 to $68,000 from $410,000 for the nine months ended December 31, 2006. The increase in interest expense and decrease in interest income was attributable to a net increase in the average principal loan balances outstanding and a decrease in the average cash and cash equivalents balance during the nine months ended December 31, 2007 as compared to the nine months ended December 31, 2006. The increase in loan balances and decrease in cash and cash equivalents was primarily attributable to purchase price and related acquisition costs associated with the MMP acquisition.

Net income for the nine months ended December 31, 2007 increased to $10,428,000 from $9,742,000 for the nine months ended December 31, 2006. The increase in net income is attributable to the aforementioned increase in net sales and gross profit, which were partially offset by a decrease in interest income, an increase in interest expense and an increase in selling, general and administrative expenses.

Liquidity and Capital Resources

The following table sets forth certain liquidity and capital resources data for the periods indicated:

	December 31, 2007	March 31, 2007
	(Unaudited)
	(dollars in thousands)
Cash and cash equivalents	$1,210	$827
Accounts Receivable, net	$21,520	$20,653
Days Sales Outstanding	26.1	26.3
Inventories, net	$34,422	$34,350
Inventory Turnover	6.5	6.2
Current Assets	$60,337	$58,553
Working Capital	$20,870	$17,719
Current Ratio	1.5	1.4
Total Borrowings	$50,355	$60,655
Shareholder’s Equity	$112,594	$98,363
Debt to Equity Ratio	0.45	0.62

The Company had working capital of $20,870,000 with a current ratio of 1.5 to 1.0 at December 31, 2007 as compared to working capital of $17,719,000 with a current ratio of 1.4 to 1.0 at March 31, 2007. Total borrowings outstanding were $50,355,000 with a debt to equity ratio of 0.45 to 1.0 at December 31, 2007 as compared to $60,655,000 with a debt to equity ratio of 0.62 to 1.0 at March 31, 2007. The increase in cash was primarily due to net cash provided by operating activities of $13,903,000.

The Company has financed its operations primarily through cash flow from operations and borrowings from its existing credit facilities. At December 31, 2007 the Company had a cash balance of $1,210,000 compared to $827,000 at March 31, 2007.

The Company’s operating activities provided cash of $14,115,000 for the nine months ended December 31, 2007 as compared to $6,479,000 during the nine months ended December 31, 2006.

Item 2.

Net cash provided during the nine months ended December 31, 2007 consisted primarily of net income from operations, depreciation and amortization, stock-based compensation, tax benefit from the exercise of options and an increase in income taxes payable. This was partially offset by increases in accounts receivable, prepaid expenses and other current assets, other assets and a decrease in accounts payable. The increase in accounts receivable at December 31, 2007 was due to a higher concentration of sales at the end of the quarter when compared to the quarter ended March 31, 2007.

The decrease in accounts payable was due to inventory purchasing strategies and timing of payments that occur in the normal course of business. Our payments are made in accordance with terms established with our vendors. The increase in prepaid expenses was due to payments for insurance policies which commenced on April 1, 2007.

Investing activities used net cash of $4,625,000 and $81,292,000 for the nine months ended December 31, 2007 and December 31, 2006, respectively. The principal use during the nine months ended December 31, 2007 was for the Company’s purchases of property, plant and equipment primarily for the consolidation of its Medegen manufacturing facilities.

Financing activities used net cash of $9,107,000 for the nine months ended December 31, 2007 compared to $61,922,000 provided during the nine months ended December 31, 2006. Financing activities during the nine months ended December 31, 2007 consisted of net payments under the Company’s credit facilities of $10,300,000. Other financing activities include cash proceeds from the exercise of employee stock options of $1,193,000.

During the course of the Company’s evaluation of the proposed acquisition of MMP, the Company determined that it would shutdown the Northglenn, Colorado manufacturing facility and relocate the operations into the Gallaway, Tennessee manufacturing facility. The primary reasons for the relocation project are as follows: redundancy of operations; elimination of inter-plant freight costs; increase of manufacturing efficiency and reduction of manufacturing costs. In connection with the relocation, Medical Action Industries Inc. will incur approximately $2,687,000 of restructuring costs of which $974,000 is related to severance and $1,713,000 is related to exit costs for the MMP related employees and facilities. The $2,687,000 was recorded as goodwill and accrued liabilities. As of December 31, 2007 the Company has incurred approximately $684,000 of expenses in connection with this project leaving a balance of $2,003,000 in accrued liabilities. In addition, the Company anticipates approximately $320,000 of integration costs, which will be expensed as incurred and $3,200,000 of building improvements and purchases of machinery and equipment in connection with the restructuring. The Company anticipates that the project will be completed in the first quarter of fiscal 2009.

On October 17, 2006, the Company entered into a credit agreement with certain lenders and a bank acting as administration agent for the lenders (the “Credit Agreement”). The Credit Agreement, as amended, provides for borrowing of $85,000,000 and is divided into two types of borrowing facilities, (i) a term loan with a principal amount of $65,000,000 which is payable in twenty consecutive equal quarterly installments which commenced on March 31, 2007, and (ii) revolving credit loans, which amounts may be borrowed, repaid and reborrowed up to $20,000,000. As of December 31, 2007, $48,000,000 is outstanding on the term loan. The Company’s availability under the revolving credit loans amounts to $20,000,000 as of December 31, 2007.

Item 2.

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

Borrowings under this agreement are collateralized by all the assets of the Company, and the agreement contains certain restrictive covenants, which, among other matters, impose limitations with respect to the incurrence of liens, guarantees, merger, acquisitions, capital expenditures, specified sales of assets and prohibits the payment of dividends. The Company is also required to maintain various financial ratios which will be measured quarterly. As of December 31, 2007, the Company is in compliance with all such covenants and financial ratios.

The Company has entered into an agreement to renovate a building purchased in February 2007 located in the Hauppauge, NY area. Renovations are expected to be completed by the end of the third quarter of fiscal 2009 at a total estimated cost of $6,017,000. Upon completion, the facility will function as the Company’s corporate headquarters. The Company plans on financing the renovations with cash flow from operations, revolving credit loans and proceeds from the sale of its existing corporate headquarters.

The Company believes that the anticipated future cash flow from operations, coupled with its cash on hand and available funds under its revolving credit agreement, will be sufficient to meet working capital requirements.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the alternate base rate of interest plus a spread of up to 1%, or at LIBOR rate plus a spread of up to 1 1/2%. The spread over the alternate base rate and LIBOR rates is determined based upon the Company’s performance with regard to agreed-upon financial ratios. The Company decides at its sole discretion as to whether borrowings will be at the alternate base rate or LIBOR. At December 31, 2007, $48,000,000 was outstanding under the credit facility. Changes in the alternate base rates or LIBOR rates during fiscal 2008 will have a positive or negative effect on the Company’s interest expense. During the nine months ended December 31, 2007, the average interest rate on the term loan approximated 6.5%. Each 1% fluctuation in the interest rate will increase or decrease interest expense for the Company by approximately $480,000 on an annualized basis.

In April 2007, we entered into an interest rate swap agreement to manage our exposure to interest rate changes. The swap effectively converts a portion of our variable rate debt under the credit agreement to a fixed rate, without exchanging the notional principal amounts. At December 31,

Item 3.

2007, we had an interest rate swap agreement (in a notional principal amount of $30,000,000), which is scheduled to mature in March 2010. Under this agreement, we receive a floating rate based on the LIBOR interest rate, and pay a fixed rate of 5.02% plus the applicable margin. If, at any time, the swap is determined to be ineffective, in whole or in part, the fair value of the portion of the interest rate swap determined to be ineffective will be recognized as gain or loss in the statement of operations for the applicable period.

In addition, the Company is exposed to interest rate change market risk with respect to the proceeds received from the issuance and sale by the Buncombe County Industrial and Pollution Control Financing Authority Industrial Development Revenue Bonds. At December 31, 2007, $2,170,000 was outstanding for these Bonds. The Bonds bear interest at a variable rate determined weekly. During the nine months ended December 31, 2007, the average interest rate on the Bonds approximated 3.8%. Each 1% fluctuation in interest rates will increase or decrease the interest expense on the Bonds by approximately $22,000 on an annualized basis.

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

Although the Chinese Yuan has traded virtually in a straight line for many years, beginning in fiscal 2006 the Chinese government began to revalue the Yuan against other currencies, including the U.S. dollar. This revaluation or free floating exchange rate and removal of certain tax incentives to exporters by the Chinese government has caused the price of many items that are sourced from China to increase, which could adversely impact cost of goods sold and profitability. The Company will attempt to increase selling prices for certain of these products to recover a portion of the increased cost. However, there can be no assurance that the Company will be able to pass along future cost increases, if any, to its customers which could also have an adverse impact on our results of operations and financial condition.

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

Item 4.

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

Change to Internal Control over Financial Reporting

On December 3, 2007 the Company converted a portion of its Enterprise Resource Planning system at its Medegen facility in Tennessee to SAP. An interface between the remaining legacy system and SAP was also created. As a result of the conversion, management has performed an evaluation of the Company’s disclosure controls post-conversion. The Company has determined that disclosure controls that have changed due to the SAP conversion, although minimal, are properly designed.

We are involved in ongoing evaluations of internal controls. In anticipation of the filing of this Form 10-Q, our Chief Executive Officer and Principal Financial Officer, with the assistance of other members of our management, reviewed our internal controls and have determined, based on such review and excluding the above, that there have been no changes in internal control over financial reporting during the nine months ended December 31, 2007 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

MEDICAL ACTION INDUSTRIES INC.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings against the Company or in which any of its property is subject.

Item 1A.	Risk Factors

There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2007 other than the following:

China reduces tax credits paid to export manufacturers; labor market

The Chinese government has cut the tax credits that exporters get on more than 2,200 products, including many of the Company’s products that are manufactured in China. These tax credits were adopted more than twenty (20) years ago to provide Chinese companies with tax breaks on revenues derived from exports. The cut in tax credits, together with a tight labor market, will cause the price of many items that are sourced in China to increase, which could adversely impact the Company’s cost of goods sold and profitability, to the extent the Company is unable to pass along these price increases to its customers.

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

Manufacturing Inefficiencies – Consolidation of Medegen Facilities

During this fiscal year, gross profit dollars have been negatively impacted by manufacturing inefficiencies caused primarily by the consolidation of the MMP manufacturing facilities and equipment inefficiencies in our Tennessee manufacturing facility. These manufacturing inefficiencies, which amounted to approximately $2,600,000 and started in the second quarter, will continue through the balance of the MMP manufacturing facilities consolidation plan and until completing of the upgrading and repairing of the equipment in our Tennessee facility. These inefficiencies have resulted in backorders and order fulfillment issues on certain products. Additionally, freight expenses have increased due to the backorder and order fulfillment issues. Management anticipates substantial reductions in these inefficiencies effective the end of the first quarter of fiscal 2009. However, no assurance can be given that the backorders and order fulfillment issues will not result in the loss of business.

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

Current Report on Form 8-K dated November 1, 2007, covering Item 7.01 – Results of Operations and Financial Condition and Item 9.01 – Financial Statements and Exhibits

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 8, 2008	By:	/s/ Richard G. Satin
Richard G. Satin
Principal Financial Officer
Vice President of Operations and General Counsel