Form 10-K
period 2008-03-31
MEDICAL ACTION INDUSTRIES INC
filed 2008-06-11
CIK 748270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year ended March 31, 2008

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

The aggregate market value of the registrant’s Common Stock held by nonaffiliates of the registrant as of September 28, 2007, the last business day of registrant’s most recently completed second quarter, was approximately $347,000,000. Shares of Common Stock held by each officer and director of the registrant and by each person who may be deemed to be an affiliate have been excluded.

As of June 11, 2008, 16,020,661 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for registrant’s 2008 Annual Meeting to be filed pursuant to Regulation 14A within 120 days following registrant’s fiscal year ended March 31, 2008, are incorporated by reference into Part III of this Report.

PART I

Unless otherwise indicated in this report, “we,” “us,” “our”, and similar terms refer to Medical Action Industries Inc. and its subsidiaries unless context requires otherwise.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives for management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including the integration of Medegen Medical Products, LLC’s (“Medegen” or “MMP”) operations and consolidation of facilities, termination or interruption of relationships with our suppliers, potential delays in obtaining regulatory approvals, product recalls, product liability claims, our inability to successfully manage growth through acquisitions, our failure to comply with governing regulations, risks of international procurement of raw materials and finished goods, market acceptance of our products, market price of our Common Stock, foreign currency fluctuations, resin volatility and other factors referred to in our press releases and reports filed with the Securities and Exchange Commission (the “SEC”). All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are described under Item 1A. “Risk Factors” beginning on page 20.

ITEM 1 – BUSINESS

Company Background

Medical Action Industries Inc. (“Medical Action” or the “Company”) was incorporated under the laws of the State of New York on April 1, 1977, and re-incorporated under the laws of the State of Delaware on November 5, 1987. Headquartered in Hauppauge, New York, Medical Action develops, manufactures, markets and supplies a variety of disposable medical products. The Company’s products are marketed primarily to acute care facilities in domestic and certain international markets. In recent years the Company has expanded its end-user markets to include physician, dental and veterinary offices, out-patient surgery centers, long-term care facilities and laboratories. Medical Action is a leading manufacturer and supplier of patient bedside products, collection systems for the containment of medical waste products, minor procedure kits and trays, sterile disposable operating room towels and sterile disposable laparotomy sponges. The Company’s products are marketed nationally by its direct sales personnel and extensive network of healthcare distributors. Medical Action has entered into preferred vendor agreements with national and regional distributors, as well as sole and multi source agreements with group purchasing organizations. The Company also offers OEM manufacturing capabilities of its products under private label programs to supply chain partners and medical suppliers. Medical Action’s manufacturing, packaging and warehousing activities are conducted in its Arden, North Carolina, Clarksburg, West Virginia, Gallaway, Tennessee and Northglenn, Colorado facilities. The Company’s procurement of certain products and raw materials from the People’s Republic of China is administered by its office in Shanghai, China.

Business Strategy

The Company’s strategy is to focus its resources on entering new markets for its existing product lines, including alternate care, physician, veterinary and dental markets; accelerate the internal development of new products for its existing markets; pursue acquisitions that complement existing product lines; introduce its products into the international marketplace and increase productivity by maximizing the utilization of its existing facilities.

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

•

In October 2006, the Company acquired Medegen, which consisted of a line of patient bedside utensils, operating room products, laboratory products, and urology products. The patient bedside utensils line included wash basins, bedpans, pitchers and carafes, urinals, emesis basins, medicine cups, tumblers, denture cups, sitz baths, service trays, and soap dishes. The operating room products line included operating room basins, guide wire bowls, eye-shields, and surgical markers. The laboratory product line included petri dishes, measuring graduates, disposable beakers, lab containers and bottles, culture tubes, serum tubes, vials, and specimen containers. The urology product line consisted of commode specimen collectors, calculi strainers, 24 hour specimen collectors, mid-stream catch kits, and drainage and leg bags.

The Company’s products are divided into six (6) categories:

•	Patient Bedside Utensils

•	Minor Procedure Kits and Trays

•	Containment Systems for Medical Waste

•	Operating Room Disposables and Sterilization Products

•	Dressings and Surgical Sponges

•	Laboratory Products

Within each of these categories are multiple product lines that have either been internally developed or acquired, as set forth below:

Patient Bedside Utensils

• Wash Basins	• Medicine Cups
• Bedpans	• Tumblers
• Pitchers & Carafes	• Denture Cups
• Urinals	• Sitz Baths
• Emesis Basins	• Service Trays
• Soap Dishes	• Perineal Bottles

Minor Procedure Kits and Trays

• I.V. Start Kits	• Laceration Trays
• Central Line Dressing Trays	• Instruments and Instrument Trays
• Suture Removal Trays	• Ear and Ulcer Syringes
• Incision & Drainage Trays	• Razor and Shave Prep Kits
• General Purpose Instrument Trays	• Trach Care Trays
• Wound Dressing Change Trays	• Piston Syringes
• Sharp Debridement Trays	• Irrigation Trays
• Venipuncture Trays

Containment Systems for Medical Waste

• Biohazardous Waste Containment Bags	• Laboratory Specimen Transport Bags
• Autoclavable Bags	• Patient Belongings Bags
• Non-infectious Medical Waste Bags	• Sharps Containment Systems
• Chemotherapy Waste Containment Bags	• Equipment Dust Covers
• Laundry and Linen Containment Bags	• Zip Closure Bags
• Waste Solidifiers and Spill Cleanup Kits	• Sterility Maintenance Covers

Operating Room Disposables and Sterilization Products

• Disposable Operating Room Towels	• Sterilization Pouches
• O.R. Basins	• Guide Wire Bowls
• Surgical Marking Pens	• Sterilization Indicators
• Magnetic Drapes	• Sterilization Integrators
• Needle Counters	• Bowie Dick Test Packs
• Light Shields	• Sealers and Cutters
• Convenience Kits	• Instrument Protection
• Surgical Headwear and Shoe Covers	• Patient Aids
• Isolation Gowns	• Eye-Shields

Dressings and Surgical Sponges

• Burn Dressings	• Gauze Sponges
• Disposable Laparotomy Sponges	• Sponge Counting System
• Specialty Sponges	• Conforming Bandage Rolls
• SOF KRIMP® Bandage Rolls	• SeproNet®
• Tubegauz® Elastic Net

Laboratory Products

• Petri Dishes	• Calculi Strainers
• Specimen Containers	• 24-Hour Collectors
• Commode Specimen Collectors	• Mid Stream Catch Kits
• Triangular Graduates	• Culture Tubes
• Lab Containers and Bottles	• Transport Swabs
• Tri-pour Beakers	• Drainage and Leg Bags
• Graduated Measures	• Vials

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

I.V. Start Kits – One of the most common medical procedures is intravenous administration of fluids and medications usually done through an I.V. catheter or needle which is inserted into a peripheral vein. Since infection at the site of the catheter insertion can become systemic and potentially serious, I.V. start kits are used to insure speed and efficiency of catheter insertion while promoting sound clinical protocol. Typical components include a tourniquet, antiseptic ampule or swab, gauze, alcohol prep pads and a dressing. The Company’s I.V. start kits are marketed under the ActaSept™ and Cepti-Seal® brands. For the fiscal years ended March 31, 2008, 2007 and 2006, I.V. Start Kits accounted for 12%, 13% and 15%, respectively, of the Company’s total sales.

Central Line Dressing Trays – Central line dressing trays are used to provide for cleansing and dressing placement at the site of a central venous catheter, which is typically placed in a vein in the patient’s chest area and is used for the rapid infusion of fluids and medications. Since infection at the site of catheter insertion can become systemic and represents a potentially serious medical complication, central line dressing kits facilitate fast and efficient dressing changes while allowing the clinician to maintain sterile technique. Typical components include an antiseptic ampule or swabs, gloves, gauze tape and a transparent dressing. The Company’s Central Line Dressing Trays are marketed under the ActaSept™ and Cepti-Seal® brands.

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

Containment Systems for Medical Waste Products

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

Chemotherapy Waste Containment Bags and Sharps Containers – Waste contaminated with chemotherapeutic agents must be disposed of in a separate waste stream from normal infectious and non-infectious medical waste due to the toxic nature of many of these agents. The Company’s chemotherapy waste containment bags and sharps containers are made of durable plastic resins for the collection and containment of chemo waste through disposal.

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

Operating Room Disposables and Sterilization Products

Disposable Operating Room Towels – The Company’s line of absorbent cotton operating room towels are used during surgery for drying hands, rolled up for propping instruments, on back tables and mayo stands for absorbing fluids, around the incision site for absorbing blood and to allow the surgeon to clip tubing and instruments close to the surgical site during the surgical procedure. Operating room towels are sold in sterile packaging for single (disposable) use and as a non-sterile component to be used with other health care companies’ products, primarily surgical pre-packaged procedure trays. For the fiscal years ended March 31, 2008, 2007, and 2006, operating room towels accounted for, 8%, 11% and 15%, respectively, of the Company’s total net sales.

Surgical Marking Pens – Used for marking the patient’s skin prior to making a surgical incision, as well as to address wrong site, wrong procedure surgery. Specifically designed so that the pen barrel fits comfortably in the surgeon’s hand and is made with gentian violet color ink. All pen barrels are embossed with a 5 cm. ruler and may also include a 15 cm. coated ruler and blank labels.

Needle Counters – Red plastic boxes manufactured from medical grade materials designed to resist breakage and punctures. They are produced with a variety of designs, including surgical grade magnets in order to facilitate sharps disposal. The foam blocks and foam strips allow for varying count capacity and designs.

Disposable Surgical Light Handle Covers—Light ShieldsTM – A patented design assures a secure fit and acts as a sterile barrier on surgical light handles in the operating room. Light ShieldsTM are manufactured of a heavy gauge flexible plastic for the optimum assurance of a sterile barrier.

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

Patient Aids – These products are used to assist the mobility of patients after injury, surgery, or to increase mobility of the elderly patient population. These devices are primarily fitted and dispensed in the hospital, surgery center and physician office setting.

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

Dressings and Surgical Sponges

Burn Dressings – The Company provides many sizes and varieties of dry burn dressings. The dry burn dressings are composed of multiple layers of folded gauze that are typically customized for individual hospitals as to size, weave, folds, and stitching.

Disposable Laparotomy Sponges – Laparotomy sponges are designed primarily for use during surgical procedures in hospitals and health facilities. They are single use and made of gauze and sold in varying sizes and utilized for a multitude of purposes. Laparotomy sponges cover exposed internal organs, isolating them from the part of the body being operated upon. They also absorb blood and act as a buffer between medical instruments and the skin, thereby reducing trauma to the skin tissue caused by the medical instrument. Laparatomy sponges are sold in sterile packaging or as a non-sterile component to be used with other health care companies’ products, primarily surgical pre-packaged procedure trays. The Company’s laparotomy sponges contain an x-ray detectable element and loop handle in order to facilitate easy counting and identification in the operating room. For the fiscal years ended March 31, 2008, 2007, and 2006, laparotomy sponges accounted for 4%, 6%, and 9% respectively, of the Company’s total net sales.

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

Sponge Counting System – The Company’s line of sponge counter bags is designed to facilitate and improve the post-procedural counting of surgical sponges. Peri-operative nursing protocol calls for a systematic count of used and unused sponges and instruments pre and post surgery to insure that foreign bodies are not left in the body cavity. The Company’s Sponge Counter Bags are clear faced opaque backed plastic bags with up to five sponge or ten gauze compartments. The compartments act as fluid receptacles while providing visualization of used sponges for fast and accurate post surgical counting. When used in conjunction with the patented Safe-T-Count™ gloves, the sponge counting procedure is even safer, as it accurately counts five sponges and reduces airborne contamination.

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

Laboratory Products

Petri Dishes – Used in the laboratory, Petri dishes are used to culture microorganisms. Economical, optically clear dishes are precision molded from polystyrene to maintain optical quality and controlled flat surfaces so cultures are clearly visible without distortion.

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

Commode Specimen Collectors – Used for the collection of and measurement of waste. Injection molded commode collectors fit securely on standard toilets and allow for easy collection and quick visualization, measurement and disposal. Other versions can be sealed for transportation to the laboratory for analysis.

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

Patents and Trademarks

The Company actively pursues a policy of seeking patent protection, both in the United States and abroad, for its proprietary technology. There can be no assurance that the Company’s patents will not be violated or that any issued patents will provide protection that has commercial significance. Litigation may be necessary to protect the Company’s patent position. Such litigation may be costly and time-consuming, and there can be no assurance that the Company will be successful in such litigation. Since no single patent covers product lines that constitute 5% or more of any sales of the Company for fiscal 2008, the Company does not believe that any violation of any patents owned by the Company would have a material adverse effect on it or its business prospects.

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

Group Purchasing Agreements

Hospital chains and large buying groups have played, and are expected to continue to play, an increasingly significant role in the purchase of medical devices. These group purchasing organizations (“GPO”) continue to narrow their list of suppliers. By contracting with a GPO, the Company can operate its sales force much more efficiently. As a result, the Company’s sales force continues to call on facilities associated with these buying groups in order to improve compliance with these group purchasing agreements and improve market share. These agreements, which typically have no minimum purchase requirements, can be terminated on ninety (90) days advance notice. The termination or non-renewal of any of the agreements could have a material adverse effect on the Company’s business.

Competition

The markets for the Company’s product lines are highly competitive. In general, the Company’s products compete with the products of numerous major companies in the business of developing, manufacturing, distributing and marketing medical products. Some of these competitors have greater financial or other resources than the Company. The Company believes that the principal competitive factors in each of its markets are (i) product design, development and improvement, (ii) customer support, (iii) brand loyalty, and (iv) price. The Company emphasizes overall value through a combination of competitive pricing, product quality and customer service.

The competitors differ based upon the products being sold. For instance, in the sale of sterile laparotomy sponges, where Cardinal Health, Inc., the Kendall Company, a subsidiary of Covidien Industries, Inc. and Medline Industries, Inc. are competitors, Medical Action’s sales represent a significant share of the domestic market. The Company’s primary competitors in the sale of sterile operating room towels, in which the Company is also a leading supplier in the domestic market, are Cardinal Health, Inc., Medline Industries, Inc. and DeRoyal, Inc. Management believes that the breadth of its line of collection systems for the containment of medical waste is the most complete in the industry, where it competes with Cardinal Health, Inc., Donovan, Inc. and Heritage Bag Company. In the sale of minor procedure kits and trays where the Company has a significant market share, the Company’s primary competitors include Cardinal Health, Inc., Becton, Dickinson and Company, Medline

Industries, Inc. and the Kendall Company, a subsidiary of Covidien Industries, Inc. In the sale of medical pouches to the hospital market, where the Company is one of the leading suppliers, the Company’s primary competitors include Cardinal Health, Inc. In the sale of operating room accessories, where the Company’s portion of the market is relatively insignificant, the Company’s primary competitor is Devon Industries, Inc., a subsidiary of Covidien Industries, Inc. In the sale of patient bedside utensils, where Cardinal Health, Inc., and Medline Industries, Inc. are competitors, Medical Action’s sales represent a significant share of the domestic market. In the sale of laboratory products, where Cardinal Health, Inc., Covidien Industries, Inc., Becton, Dickinson and Company, Kord Products Inc., and Parter Medical Products, Inc., are competitors, Medical Action’s sales represent an insignificant share of the domestic market.

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

Pursuant to the Food, Drug and Cosmetic Act (“FDC Act”), medical devices intended for human use are classified into three categories, Classes I, II and III, on the basis of the controls deemed necessary by the FDA to reasonably assure their safety and effectiveness. Class I devices are subject to general controls (for example, labeling, premarket notification and adherence to good manufacturing practice regulations) and Class II devices are subject to general and special controls (for example, performance standards, post-market surveillance, patient registries and FDA guidelines). Generally, Class III devices are those which must receive premarket approval (“PMA”) from the FDA to ensure their safety and effectiveness (for example, life-sustaining, life-supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices), Class I devices, unless exempt, and Class II devices require premarket notification clearance pursuant to Section 510(k) of the FDC Act. Class III devices are required to have a PMA. A 510(k) premarket notification clearance indicates that the FDA agrees with an applicant’s determination that the product for which clearance has been sought is substantially equivalent to another medical device that has been previously marketed. The Company manufactures and sells products under all three categories; Class I, II and III. To date, all of the Company’s products have received 510(k) clearances or are exempt from the 510(k) clearance process.

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

No individual customer or affiliated group of customer accounts accounted for more than 37% of the Company’s net sales in any of the past three fiscal years. Nevertheless, sales to Owens & Minor, Inc. and Cardinal Health Inc., diversified distribution companies (the “Distributors”) accounted for approximately 37% and 21%, respectively, for the fiscal year ended March 31, 2008, 37% and 22%, respectively, for the fiscal year ended March 31, 2007, and 33% and 19%, respectively, for the fiscal year ended March 31, 2006. Although the Distributors may be deemed in a technical sense to be major purchasers of the Company’s products, the Distributors typically serve as a distributor under a purchase order or supply agreement between the customer and the Company, and does not purchase for its own account. The Company, therefore, does not believe it is appropriate to categorize the Distributors as actual customers.

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

Research and Development

The Company is continually conducting research and developing new products utilizing a team approach that involves its engineering, manufacturing and marketing resources. Although the Company has developed a number of its own products, most of its research and development efforts have historically been directed towards product improvement and enhancements of previously developed or acquired products. Product development expenses were approximately $898,000, $788,000 and $599,000 for the fiscal years ended March 31, 2008, 2007, and 2006, respectively.

Employees

As of June 1, 2008, the Company had approximately 716 full-time employees with 475 in manufacturing and distribution, 72 in marketing and sales, and 169 in administration. Except for 199 employees in the Company’s Gallaway, Tennessee facility, which are represented by the Service Employees International Union (“SEIU”), none of the Company’s employees are represented by a labor union. The Company has entered into an agreement with the SEIU for the three (3) year period ending February 2010. The Company believes that its employee relations are good.

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

Medical Action’s variety of suppliers for raw materials and components necessary for the manufacture of its products, as well as its long term relationships with such suppliers, help to ensure the stability in its manufacturing process. Historically, we have not been materially affected by interruptions with such suppliers. However, if a supplier of significant raw materials, component parts, finished goods or services were to terminate its relationship with the Company, or otherwise cease supplying raw materials, component parts, finished goods or services consistent with past practices, the Company’s ability to meet its obligations to its customers may be disrupted. A disruption with respect to numerous products, or with respect to a few significant products, could have a material adverse effect on the Company’s business and financial condition. During the past few years, world events have caused the cost of oil and natural gas prices to increase to historical new heights, causing the cost of resin, the principal raw material in the manufacture of our plastic products, to unprecedented levels.

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

In the Company’s Clarksburg, West Virginia facility, where the Company manufactures its containment systems for medical waste, three (3) types of plastic resin are utilized in the various processes: (i) linear low density polyethylene, (ii) high density polyethylene and (iii) film extrusion polypropylene.

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

The Company’s sharps containers, currently manufactured by a third-party, are also manufactured from either polypropylene or polyethylene resin and are produced either by extrusion blow-molding or by high pressure injection molding. In extrusion blow molding, the resin is melted by friction and applied heat in a long tube with a precisely flighted revolving auger, delivering the molten plastic through an extruder die to form a hollow tube. As the tube exits the extruder, a 2-part blow mold whose internal cavity is in the shape of the finished product, closes around the tube and high pressure is introduced to form the finished product. In injection molding, a similar barrel and screw auger system plasticizes the resin before injecting the molten plastic into 2-part precision molds. These molds are closed under very high pressure, forcing the plastic to fill all of the voids in the mold and taking the shape of the finished part, then rapidly cooled with water running through the mold structure before being ejected for packaging.

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

The Company’s Northglenn, Colorado facility produces plastic disposable laboratory and OR products including Petri dishes, bowls, culture tubes and specimen containers, as well as supporting the Tennessee facility with patient utensils. These are also manufactured utilizing the plastic injection molding process and utilize polystyrene, polyethylene and polypropylene. The facility distributes directly to the laboratory distributor and media pour markets and transfers patient utensil products to Tennessee for distribution consolidation. The Company has transfered the Colorado facility manufacturing and product lines to the Tennessee facility and closed the Colorado facility in June 2008.

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

The Company makes available, free of charge, on its Internet website, located at http://www.medical-action.com, its most recent Annual Report on Form 10-K, its most recent Quarterly Report on Form 10-Q, any current reports on Form 8-K filed since the Company’s most recent Annual Report on Form 10-K and any amendments to such reports as soon as reasonably practicable following the electronic filing of such report with the SEC. In addition, the Company provides electronic or paper copies of its filings free of charge upon request.

ITEM 1A – RISK FACTORS

Our business, operations and financial condition are subject to certain risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, our actual financial results will vary, and may vary materially from those anticipated, estimated, projected or expected. Among the key factors that may have a direct bearing on our business, operations or financial condition are identified below:

Our integration of the acquisition of Medegen is ongoing and we may incur substantial costs to achieve, and may not be able to realize, the anticipated cost savings, synergies or revenue enhancements from integrating Medegen’s operations with our current business.

The integration of Medegen’s operations, including the consolidation of Medegen’s Colorado manufacturing facility into our Gallaway, Tennessee facility, has caused Medical Action to experience material negative consequences to its business, financial condition and results of operations. The integration and consolidation of Medegen will continue to be a costly and time-consuming process that will involve a number of risks, including, but not limited to:

•	continued manufacturing/equipment inefficiencies in the Tennessee manufacturing facility which result in backorders, order fulfillment issues and even loss of business;

•	demands on management related to the significant increase in the size of the business for which they are responsible;

•	diversion of management’s attention from the management of daily operations to the integration of operations;

•

difficulties in the assimilation of different corporate cultures, practices and sales and distribution methodologies, as well as in the assimilation and retention of extensive and geographically dispersed operations and personnel;

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

Indemnification for Remediation of Tennessee facility

The Medegen Tennessee facility is comprised of approximately 25 acres in a light industrial park, located in Gallaway, TN and was acquired by Medegen in 1998. As part of its due diligence activities prior to the acquisition of the facility by Medegen, consultants found chlorinated solvents in the groundwater adjacent to the manufacturing plant, which is in the process of being remediated.

Medegen is fully indemnified by the prior owner (“Indemnitor”) for all costs associated with the environmental remediation as well as any claims that may arise, including third party claims. As security for the indemnification obligations, Indemnitor is required, on a quarterly basis, to provide proof of cash balances, marketable securities or available, unused lines of credit equal to the expected cost of all future remediation activities plus $500,000. Now that full-scale remediation has begun, Indemnitor will be required to provide Letters of Credit (“LC”) to secure their future obligations beginning with a $3,000,000 LC in December 2009, dropping $2,000,000 in December 2011 and reducing to $1,000,000 from December 2014 through December 2017. The LC amounts approximate the expected remaining remediation costs at each point in time. No assurance can be given that the Indemnitor will have the financial resources to complete the environmental remediation and/or defend any claims that may arise, that recommended cleanup levels will be achieved over the long term, or that further remedial activities will not be required.

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

To the extent that the Company grows through acquisition, it will face the additional challenges of integrating its current operations, culture, management information systems and other characteristics with that of the acquired entity. The Company may incur significant expenses in connection with negotiating and consummating one or more transactions, and it may inherit certain liabilities in connection with the acquisition as a result of its failure to conduct adequate due diligence or otherwise. In addition, the Company may not realize competitive advantages, synergies or other benefits anticipated in connection with such acquisition. If the Company does not adequately identify targets for, or manage issues related to our future acquisitions, such acquisitions may have a negative adverse affect on the Company’s business and financial results.

In addition to the above risks, future acquisitions may result in the dilution of earnings and the amortization or write-off of goodwill and intangible assets, any of which could have a material adverse affect on our business, financial condition or results of operations.

The Company’s business is subject to the risks of international procurement.

A significant portion of the Company’s raw materials and finished goods are purchased from manufacturers in the People’s Republic of China. As a result, the Company’s international procurement operations are subject to the risks associated with such activities including, economic and labor conditions, international trade regulations (including tariffs and anti-dumping penalties), war, international terrorism, civil disobedience, natural disasters, political instability, governmental activities, deprivation of contract and property rights. In particular, since 1978, the Chinese government has been reforming its economic and political systems, and we expect such reforms to continue. Although we believe that these reforms have had a positive effect on the economic development of China and have improved our ability to successfully utilize facilities in China, we cannot be assured that these reforms will continue or that the Chinese government will not take actions that impair these operations in China. In addition, periods of international unrest may impede our ability to procure goods from other countries and could have a material adverse effect on our business and results of operations.

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

In addition, the U.S. Government in May 2005 exercised a quota on any textile products from China in Category 632 of the Harmonized Tariff Schedule, which included the Company’s patient slippers. The Company anticipates that a similar quota will be exercised in fiscal 2009 on textile products from China in Category 632. The Company has been able to procure a similar product with a different country of origin, although at higher costs than the Company was previously obtaining. An interruption in supply and higher costs, could have a negative adverse effect on the Company’s financial results.

International sales pose additional risks related to competition with larger international companies and established local companies, or possibly higher cost structure and higher credit risks.

We have begun to implement a program to increase significantly our international sales, which for the year ended March 31, 2008, accounted for approximately 3% of our total net sales. We export from the United States and China most of our products sold internationally. Our principal competitors in international markets are a number of much larger companies as well as smaller companies already established in the countries into which we sell or intend to sell our products. Our cost structure is often higher than that of our competitors because of the relatively high cost of transporting product to the local market as well as our competitors’ lower local labor costs in some markets. There is no certainty that we will be able to open local manufacturing facilities, procure products from other suppliers or operate our international sales activities productively.

Our international sales are subject to higher credit risks than sales in the United States. Many of our international distributors are small and may not be well capitalized. Our prices to our international distributors for product shipped to the customers from the United States or China are denominated in U.S. dollars, but their resale prices are set in their local currency. A decline in the value of the local currency in relation to the U.S. dollar may adversely affect their ability to profitably sell in their market the products they buy from us, and may adversely affect their ability to make payment to us for the products they purchase. Legal recourse for non-payment of indebtedness may be uncertain. These factors all contribute to a potential for credit losses.

Continuing pressures to reduce healthcare costs may adversely affect our prices. If we cannot reduce manufacturing costs of existing and new products, our sales may not grow and our profitability may decline.

Increasing awareness of healthcare costs, public interest in healthcare reform and continuing pressure from Medicare, Medicaid and other payers to reduce costs in the healthcare industry, as well as increasing competition from other products, could make it more difficult for us to sell our products at current prices. In the event that the market will not accept current prices for our products, our sales and profits could be adversely affected. We believe that our ability to increase our market share and operate profitably in the long term may depend in part on our ability to reduce manufacturing costs on a per unit basis through cost containment and high volume production using highly automated molding and assembly systems. If we are unable to reduce unit manufacturing costs, we may be unable to increase our market share or may lose market share to alternative products, including competitors’ products. Similarly, if we cannot enter a market with new products priced competitively with adequate margins and then reduce unit manufacturing costs of new products as production volumes increase, we may not be able to sell new products profitably or gain any meaningful market share. Any of these results would adversely affect our future results of operations.

If we are unable to compete successfully on the basis of product innovation, quality, convenience, price and rapid delivery with larger companies that have substantially greater resources and larger distribution networks, we may be unable to maintain market share, in which case our sales may not grow and our profitability may be adversely affected.

The market for our products is intensely competitive. We believe that our ability to compete depends upon continued product innovation, the quality, convenience and reliability of our products, access to distribution channels and pricing. The ability to compete effectively depends on our ability to differentiate our products based on safety features, product quality, cost effectiveness, ease of use and convenience, as well as our ability to identify and respond to changing customer needs. We encounter significant competition in our markets both from large established medical device manufacturers and from smaller companies. Many of these firms have introduced competitive products with proprietary features not provided by the conventional products and methods they are intended to replace. Most of our current and prospective competitors have economic and other resources substantially greater than ours and are well established as suppliers to the healthcare industry. There is no assurance that our competitors will not substantially increase resources devoted to the development, manufacture and marketing of products competitive with our products. The successful implementation of such a strategy by one or more of our competitors could materially and adversely affect us.

Covenants in our credit facilities may restrict our financial and operating flexibility.

We currently have two credit facilities;

•	A five year $20 million revolving credit facility, of which we had $3,151,000 outstanding as of June 4, 2008; and

•	A $65 million term loan payable in twenty consecutive equal quarterly installments. As of June 4, 2008, $44,750,000 is outstanding on the term loan.

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

Product liability claims could be costly to defend and could expose us to loss.

The use of our products exposes us to an inherent risk of product liability. Patients, healthcare workers or healthcare providers who claim that our products have resulted in injury could initiate product liability litigation seeking large damage awards against us. Costs of the defense of such litigation, even if successful, could be substantial. We maintain insurance against product liability and defense costs in the amount of $16,000,000 per occurrence. There is no assurance that we will successfully defends claims, if any, arising with respect to products or that the insurance we carry will be sufficient. A successful claim against us in excess of insurance coverage could materially and adversely affect us. Furthermore, there is no assurance that product liability insurance will continue to be available to us on acceptable terms.

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

During the past few years, world events have caused the price of oil and natural gas prices to increase to historical new heights, causing the cost of resin to rise to unprecedented levels. The Company anticipates the volatility to continue in fiscal 2009. During the past two fiscal years, the Company has been able from time to time, to increase selling prices for certain of these products to recover a portion of the increased cost. However, selling price increases can take months to implement and there can be no assurance that the Company will be able to pass along future cost increases, if any, to its customers which could also have an adverse impact on the Company’s results of operations and financial condition.

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

During fiscal 2007, the Company implemented a new software system, mySAP software suite which, during the past fiscal year, was extended to a portion of Medegen’s operations. It is anticipated that the balance of Medegen will be utilizing the mySAP software suite in fiscal 2009. The Company has estimated the effective operational cost for the new software. However, these estimates are based upon several factors including, the hiring and retaining of technical resources, availability of functional business people, accuracy of our current data, and additional requirements resulting from the Medegen acquisition. In the event that such factors are delayed or significantly modified, the cost of the implementation could be significantly increased and have a material effect on the Company’s business and financial condition.

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

Substantially all the Company’s products are “devices,” as defined in the Federal Food, Drug and Cosmetic Act (“FDA”), and the manufacture, distribution, record keeping, labeling and advertisement of the Company’s products is subject to regulation by the FDA in the United States and its equivalent regulatory agencies in various foreign countries in which the Company’s products are manufactured, distributed, labeled, offered and sold. Further, the Company is subject to continual review and periodic inspections at its current facilities with respect to the FDA’s Current Good Manufacturing Practices.

As a result of an audit by the FDA of our Arden, North Carolina facility, we received a Warning Letter in January 2008. Medical Action prepared a comprehensive response reiterating its commitment to complying with the Current Good Manufacturing Practice requirements. While we have made several changes to our quality systems and to the organizational structure of the Quality and Regulatory Department, the Company’s business and financial condition could be adversely affected if it is found to be out of compliance with governing regulations. In addition, if such regulations are amended to become more restrictive and costly to comply with, the costs of compliance could adversely affect the Company’s business and financial condition.

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

The Company’s quarterly revenue and operating results may fluctuate for a variety of reasons.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None

ITEM 2 – PROPERTIES

The Company owns manufacturing facilities in Gallaway, Tennessee, Arden, North Carolina and Clarksburg, West Virginia. The Company acquired in March 2007, a 28,200 square foot building in Brentwood, New York to serve as the Company’s new corporate headquarters, which is being completely renovated. In addition, the Company leases a manufacturing facility in Northglenn, Colorado which will be vacated in June/July 2008 and general office space in Shanghai, China. Management believes that the Company’s facilities are adequate to meet its current needs and should continue to be adequate for the foreseeable future. Additional information about our facilities is set forth in the following table:

Location	Primary Use	Owned/ Leased	Lease Termination Date	Size in Square Feet
Arden, North Carolina	Manufacturing/Warehouse/Distribution	Owned	n/a	205,000	(a)
Brentwood, New York	Executive Offices	Owned	n/a	28,200	(b)
Clarksburg, West Virginia	Manufacturing/Warehouse/Distribution	Owned	n/a	43,000	(c)
Gallaway, Tennessee	Manufacturing/Warehouse/Distribution	Owned	n/a	265,000	(d)
Hauppauge, New York	Executive Offices	Owned	n/a	12,000	(e)
Northglenn, Colorado	Manufacturing/Warehouse/Distribution	Leased	June 2008	71,218	(f)
Shanghai, China	General Office	Leased	January 2010	3,745	(g)

(a)	The principal manufacturing, distribution and warehouse facility of the Company is 32 acres. An Industrial Revenue Bond in the amount of $2,080,000 was outstanding as of March 31, 2008, which was used to acquire and renovate the facility and acquire certain manufacturing equipment.
(b)	New corporate headquarters acquired in March 2007.
(c)	The Clarksburg, West Virginia facility located on 15 acres, was part of our acquisition of the BioSafety Division of Maxxim Medical, Inc. in October 2002.
(d)	The Gallaway, Tennessee facility located on 25 acres, was part of our acquisition of Medegen Medical Products, LLC in October 2006.
(e)	The Hauppauge, New York corporate offices were acquired by the Company in July 2000. The Company intends to sell this building upon renovation of our new corporate headquarters.
(f)	The Northglenn, Colorado facility is leased at an annual rental of $248,324 which expired on June 4, 2008 and the facility was returned to the landlord.
(g)	The Offices in Shanghai, China are leased at an annual rental of $105,000.

ITEM 3 – LEGAL PROCEEDINGS

The Company is involved in two (2) product liability cases. While the results of these lawsuits cannot be predicted with certainty, management does not expect that the ultimate liabilities, if any, will have a material adverse effect on the financial position or results of operations of the Company and are covered by insurance.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price for the Common Stock

Our Common Stock trades on the NASDAQ Stock Market under the symbol “MDCI”. As of June 6, 2008 there were approximately 500 stockholders of record, which does not include approximately 4,000 beneficial owners of shares held in the names of brokers or other nominees. On January 9, 2007, we announced that our Board of Directors approved a three-for-two stock split affected in the form of a dividend. The stock split became effective on February 9, 2007 and has been retroactively reflected for all periods presented in the table below. The following table sets forth, for the periods indicated, the high and low closing prices per share of Medical Action Common Stock as reported by the NASDAQ Global Select Stock MarketSM.

Fiscal 2007
	High	Low
First Quarter	$17.48	$14.73
Second Quarter	18.32	14.36
Third Quarter	22.16	17.25
Fourth Quarter	25.61	19.85

Fiscal 2008
	High	Low
First Quarter	$24.36	$18.06
Second Quarter	24.36	17.57
Third Quarter	25.23	17.84
Fourth Quarter	21.03	16.43

Dividends

We have never paid cash dividends and do not anticipate paying dividends in the foreseeable future as the Board of Directors intends to retain future earnings for use in our business. Any future determination as to the payment of dividends will depend upon our financial condition, results of operations and such other factors as the Board of Directors deems relevant. In addition, our credit facilities contain covenants limiting the declaration and distribution of a cash dividend.

Performance Graph

The following graph shows the cumulative total return on our Common Stock against the cumulative total return of the Standard & Poor 500 Stock Index and the Standard & Poor Healthcare (Medical Products and Supplies) Industry for the period of five years commencing April 1, 2003 and ending March 31, 2008.

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows, as of March 31, 2008, information with respect to compensation plans under which shares of Common Stock are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options(1)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans(4)
Equity compensation plans approved by stockholders (2)	1,390,063	$12.53	1,803,314
Equity compensation plans not approved by stockholders (3)	—	—	—
Total	1,390,063	$12.53	1,803,314

(1)	All share amounts and exercise prices have been adjusted to reflect the Company’s 3-for-2 stock distributed on February 9, 2007.
(2)	These equity compensation plans are the 1994 Stock Incentive Plan, 1989 Non-Qualified Stock Option Plan and 1996 Non-Employee Stock Option Plan, all of which have been approved by our stockholders.
(3)	The Company does not have any equity compensation plans that have not been approved by our stockholders.
(4)	Excludes securities to be issued upon exercise of outstanding options.

ITEM 6 – SELECTED FINANCIAL DATA

Selected Financial Data

Year ended March 31,	2008	2007	2006	2005	2004
Earnings Data
Net Sales	$290,528,000	$217,328,000	$150,942,000	$141,423,000	$127,601,000
Income before income taxes	21,452,000	21,129,000	18,515,000	16,908,000	15,024,000
Net income	13,225,000	12,969,000	11,461,000	10,682,000	9,434,000
Net income per common share:
Basic (1)	0.83	0.82	0.73	0.69	0.63
Diluted(1)	0.81	0.80	0.72	0.68	0.61

Balance Sheet Data
Total Assets	$199,036,000	$192,670,000	$100,391,000	$85,880,000	$85,297,000
Working Capital	25,137,000	17,719,000	37,430,000	22,686,000	17,433,000
Long-term debt including capital eases (less current portion)	34,421,000	47,203,000	2,440,000	2,800,000	11,720,000
Shareholders’ equity	115,779,000	98,364,000	83,143,000	69,071,000	56,807,000

(1)	Earnings per share have been restated to reflect a three-for-two stock split in February 2007.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following table sets forth certain operational data (dollars in thousands and as a percentage of net sales) for the fiscal years indicated:

	2008		2007		2006
Net Sales	$290,528	100.0%	$217,328	100.0%	$150,942	100.0%
Gross Profit	$64,452	22.2%	$53,372	24.6%	$39,320	26.0%
Selling, General and Administrative Expenses	$39,672	13.7%	$30,723	14.1%	$20,990	13.9%
Income Before Taxes	$21,452	7.4%	$21,129	9.7%	$18,515	12.3%
Net Income	$13,225	4.6%	$12,969	6.0%	$11,461	7.6%

The Company’s revenue increased by 34% to $290,528,000 and its net income increased by 2% to $13,225,000 for the year ended March 31, 2008 over the year ended March 31, 2007. This marks the thirteenth consecutive year of record sales and the eleventh consecutive year of record net income.

Gross profit dollars increased primarily due to increased sales volume resulting from greater domestic market penetration primarily of its minor procedure kits and trays and net sales of products associated with the acquisition of Medegen Medical Products, LLC (“Medegen” or “MMP”) on October 17, 2006.

Gross profit as a percentage of sales decreased primarily due to manufacturing inefficiencies, increased resin costs, increased acquisition costs from foreign suppliers and a change in sales mix from the MMP acquisition, which accounted for approximately $19,951,000 of gross profit at 18.2%. The manufacturing inefficiencies, increased resin costs and increased acquisition costs from foreign suppliers amounted to approximately $10,400,000 for the year ended March 31, 2008. The major causes of the manufacturing inefficiencies were equipment productivity issues in our Tennessee plant and other inefficiencies associated with the consolidation of the MMP manufacturing facilities. The inefficiencies have resulted in backorders and order fulfillment issues on certain products. Additionally, freight expenses have increased due to the backorder and order fulfillment issues. Management anticipates these inefficiencies by the beginning of the second quarter of fiscal 2009. However, no assurance can be given that the backorders and order fulfillment issues will not result in the loss of business. The increase in resin costs and increased acquisition costs from foreign suppliers (predominantly those based in China) also negatively impacted our gross margin percentage. The volatility associated with these costs may continue for the foreseeable future. In the past, we have been able, from time to time, to increase selling prices for certain products subject to such cost volatility as a means to recover a portion of the increases. However, we are unable to give any assurance that we will be successful in passing along future cost increases to our customers, if deemed necessary. The future operating results of the Company are dependent on our ability to manage these factors.

Selling, general and administrative expenses increased primarily due to a full year of expenses associated with the MMP acquisition which occurred on October 17, 2006, increased compensation and related expenses incurred as a result of the Company’s current and anticipated future growth. Selling, general and administrative expenses as a percentage of sales decreased to 13.7% versus 14.1% of sales for the years ended March 31, 2008 and March 31, 2007, respectively.

The major factor affecting the Company’s financial condition during fiscal 2008 was net cash provided by operating activities of $19,104,000, which included $3,752,000 of deferred income taxes. This was offset by net cash of $6,270,000 used in investing activities. Investing activities included $5,097,000 of purchases of property and equipment and $1,181,000 of purchase price and related acquisitions costs associated with Medegen. The Company’s financing activities included $1,193,000 in net proceeds from the exercise of stock options and net payments under its credit facility of $12,749,000. These were the major factors in the Company’s increase in working capital of $7,417,000 during the year ended March 31, 2008 and corresponding increase in the Company’s current ratio to 1.6 during the year ended March 31, 2008 from 1.4 during the year ended March 31, 2007. The increase in the current ratio is due primarily to an increase accounts receivable, prepaid income taxes and cash and cash equivalents and a decrease in accounts payable.

FISCAL 2008 COMPARED TO FISCAL 2007

The following table sets forth the major sales variance components for the year ended March 31, 2008 versus March 31, 2007:

2007 Net Sales	$217,328,000
Acquisition	61,315,000
Volume of Existing Products	6,590,000
Price/Mix	5,295,000

2008 Net Sales	$290,528,000

Net sales for the fiscal year ended March 31, 2008 increased 34% to $290,528,000 from $217,328,000 for the fiscal year ended March 31, 2007. The increase in net sales of $73,200,000 was primarily attributable to a full year of net sales of disposable patient utensils for the laboratory and medical markets and laboratory products resulting from the Medegen acquisition of approximately $61,315,000, a $11,584,000 or 22% increase in net sales of minor procedure kits and trays; a $1,029,000 or 32% increase in net sales of patient slippers, a $517,000 or 7% increase in protective apparel, and a $384,000 or 11% increase in net sales of patient aids. These increases were partially offset by a $449,000 or 8% decrease in net sales of sterilization products, a $1,069,000 or 9% decrease in net sales of laparotomy sponges and a $239,000 or 1% decrease in net sales of operating room towels. Net sales of minor procedure kits and trays, patient slippers, protective apparel and patient aids increased primarily due to greater domestic market penetration. Net sales of laporatomy sponges and operating room towels decreased due to a shift of sales channels for these products by their inclusion in custom procedural trays and increased competition in the domestic market. Sterilization products decreased due to increased competition in the domestic market.

Major Product Line Variances for the year ended March 31, 2008 compared to the year ended March 31, 2007	Unit Sales % Inc.(Dec.)	Average Selling Prices % Inc.(Dec.)
Containment systems for medical waste	(2)%	2%
Minor procedure kits and trays	11%	9%
Patient Slippers	30%	2%
Operating Room Towels	2%	(3)%
Laparotomy Sponges	(7)%	(1)%
Patient Aids	7%	4%
Protective Apparel	11%	(3)%
Sterilization Products	(11)%	4%

Management believes that the decrease in average selling prices of laparotomy sponges, operating room towels, patient slippers and protective apparel was primarily due to increased competition in the domestic market, which it believes will continue in fiscal 2009. The decrease in unit sales of laparotomy sponges, sterilization products and containment systems for medical waste was primarily due to increased competition in the domestic market, which it believes will continue in fiscal 2009. The increase in the average selling prices of certain containment systems products was due to price increases instituted in early fiscal 2008 to recover a portion of the increases in plastic resin. The Company’s international sales for the fiscal year ended March 31, 2008 were $8,888,000 or 3% of the cost of total net sales as compared to $6,587,000 or 3% of total net sales for the fiscal year ended March 31, 2007.

Containment systems for medical waste and the product lines added as a result of the acquisition of Medegen, represents approximately 54% of the Company’s revenue. The primary raw material utilized in the manufacture of this product line is plastic resin. In recent years, world events have caused the cost of plastic resin to increase and be extremely volatile. The Company anticipates that such volatility may continue in the future. In the past, the Company has been able, from time to time, to increase selling prices for certain of these products to recover a portion of the increased cost. However, the Company is unable to give any assurance that it will be able to pass along future cost increases to its customers, if necessary. It is anticipated that the Company will purchase in excess of 54,000,000 pounds of resin during fiscal 2009. Each $.01 fluctuation could impact cost of goods sold by $540,000 on an annualized basis.

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

During fiscal 2008, the Company participated in several reverse auctions and bid processes in order to achieve renewal of certain major group purchasing agreements. This process has resulted in the renewal or extension of nine existing agreements. No new agreements were added and no existing agreements were lost. Several of the renewals were renewed at lower average selling prices and may also result in the attainment of additional business. The Company anticipates continued participation in reverse auctions or similar bid processes as deemed necessary during fiscal 2009.

Effective September 30, 2007, a urinal supply agreement expired with a significant customer. As of the date of this filing, a renewal or extension to this supply agreement has not been consummated. Subsequent to September 30, 2007, the customer has continued to place orders for urinals. However, there can be no assurances that these orders will continue absent a new supply agreement which could have a negative effect on our financial results.

The following table sets forth sales and cost of sales data for the periods indicated:

	2008	2007	2006
Net Sales	$290,528,000	$217,328,000	$150,942,000
Cost of Sales	226,076,000	163,956,000	111,622,000
Gross Profit	64,452,000	53,372,000	39,320,000
Gross Profit Percentage	22.2%	24.6%	26.0%

Selling, General and Administrative Expenses	$39,672,000	$30,723,000	$20,990,000
As a Percentage of Net Sales	13.7%	14.1%	13.9%

Gross profit for the twelve months ended March 31, 2008 increased 20% to $64,452,000 from $53,372,000 for the twelve months ended March 31, 2007. Gross profit as a percentage of net sales for the twelve months ended March 31, 2008 decreased to 22.2% from 24.6% for the twelve months ended March 31, 2007. Gross profit dollars increased primarily due to a full year of net sales of products as a result of the Medegen acquisition and increased sales volume from greater domestic market penetration primarily of its minor procedure kits and trays product line, protective apparel and patient slippers.

Gross profit as a percentage of sales decreased primarily due to manufacturing inefficiencies, increased resin costs, increased acquisition costs from foreign suppliers and a change in sales mix from the MMP acquisition, which accounted for approximately $19,951,000 of gross profit at 18.2%. The manufacturing inefficiencies, increased resin costs and increased acquisition costs from foreign suppliers amounted to approximately $10,400,000 for the year ended March 31, 2008. The major causes of the manufacturing inefficiencies were equipment productivity issues in our Tennessee plant and other inefficiencies associated with the consolidation of the MPP manufacturing facilities. The inefficiencies have resulted in backorders and other fulfillment issues on certain products. Additionally, freight expenses have increased due to the backorder and order fulfillment issues. Management anticipates substantial reductions in these inefficiencies effective the end of the second quarter of fiscal 2009. However, no assurance can be given that the backorders and order fulfillment issues will not result in the loss of business. The increase in resin costs and increased acquisition costs from foreign suppliers (predominately those based in China) also negatively impacted our gross margin percentage. The volatility associated with these costs may continue for the forseeable future. In the past, we have been able, from time to time, to increase selling prices for certain products subject to such cost volatility as a means to recover a portion of the increases. However, we are unable to give any assurance that we will be successful in passing along future cost increases to our customers, if deemed necessary. The future operating results of the Company are dependent on our ability to manage these factors.

Selling, general and administrative expenses for the twelve months ended March 31, 2008 increased 29% to $39,672,000 from $30,722,000 for the twelve months ended March 31, 2007. As a percentage of net sales, selling, general and administrative expenses decreased to 13.7% for the twelve months ended March 31, 2008 from 14.1% for the twelve months ended March 31, 2007. The increases consisted primarily of increased sales and marketing expenses of $3,772,000, increased general and administrative expenses of $2,091,000, increased distribution expenses of $2,337,000 and increased amortization of intangible expenses of $805,000. The increases in expenses were due primarily to a full year of expenses associated with the MMP acquisition.

Interest expense for the twelve months ended March 31, 2008 increased to $3,406,000 from $1,961,000 for the twelve months ended March 31, 2007. Interest income for the twelve months ended March 31, 2008 decreased to $77,000 from $440,000 for the twelve months ended March 31, 2007. The increase in interest expense and decrease in interest income was attributable to a net increase in the average principal loan balances outstanding and a decrease in the average cash and cash equivalents balance during the twelve months ended March 31, 2008 as compared to the twelve months ended March 31, 2007. The increase in loan balances was primarily attributable to purchase price and related acquisition costs associated with the MMP acquisition.

Income tax expense increased to $8,227,000 or 38.3% of income before income taxes compared to $8,159,000 or 38.6% of income before income taxes. The primary reason for the decrease in the tax rate was due to a decrease in state income taxes as a result of a change in state apportionment factors and the Company qualifying for the Domestic Production Activities Deduction for a full year.

Net income for the twelve months ended March 31, 2008 increased to $13,225,000 from $12,969,000 for the twelve months ended March 31, 2007. The increase in net income is attributable to the aforementioned increase in net sales and gross profit, which were partially offset by an increase in selling, general and administrative expenses and interest expense and a decrease in interest income.

FISCAL 2007 COMPARED TO FISCAL 2006

The following table sets forth the major sales variance components for the year ended March 31, 2007 versus March 31, 2006:

2006 Net Sales	$150,942,000
New Products	2,724,000
Acquisition	48,363,000
Volume of Existing Products	11,950,000
Price/Mix	3,349,000

2007 Net Sales	$217,328,000

Net sales for the fiscal year ended March 31, 2007 increased 44% to $217,328,000 from $150,942,000 for the fiscal year ended March 31, 2006. The increase in net sales of $66,386,000 was primarily attributable to net sales of approximately $48,363,000 of disposable patient utensils for the laboratory and medical markets and laboratory products resulting from our acquisition of MMP on October 17, 2006, a $9,942,000 or 23% increase in net sales of minor procedure kits and trays; a $3,441,000 or 8% increase in net sales of containment systems for medical waste; a $3,599,000 or 107% increase in protective apparel, a $555,000 or 2% increase in net sales of operating room towels and a $738,000 or 30% increase in net sales of patient slippers. These increases were partially offset by a $963,000 or 7% decrease in net sales of laparotomy sponges and a $1,106,000 or 25% decrease in net sales of wound care products. Net sales of minor procedure kits and trays, protective apparel, patient slippers and operating room towels increased primarily due to greater domestic market penetration. Net sales of laporatomy sponges and wound care products decreased due to increased competition in the domestic market. Management believes that the increase in average selling prices of minor procedure kits and trays was a result of shift in sales mix to kits with enhanced components.

Major Product Line Variances for the year ended March 31, 2007 compared to the year ended March 31, 2006	Unit Sales % Inc.(Dec.)	Average Selling Prices % Inc.(Dec.)
Containment systems for medical waste	3%	5%
Minor procedure kits and trays	15%	7%
Patient Slippers	31%	(1)%
Operating Room Towels	7%	(4)%
Laparotomy Sponges	(5)%	(3)%
Patient Aids	(8)%	(2)%
Protective Apparel	79%	15%
Wound Care	(25)%	1%
Sterilization Products	(10)%	(1)%

Management believes that the decrease in average selling prices of laparotomy sponges, operating room towels, patient slippers, patient aids and sterilization products was primarily due to increased competition in the domestic market, which it believes will continue in fiscal 2008. The decrease in unit sales of laparotomy sponges, wound care, sterilization products and patient aids was primarily due to increased competition in the domestic market, which it believes will continue in fiscal 2008. The increase in the average selling prices of certain containment systems products was due to price increases instituted in early fiscal 2007 to recover a portion of increases in plastic resin. The Company’s international sales for the fiscal year ended March 31, 2007 were $6,587,000 or 3% of total net sales as compared to $4,807,000 or 3% of total net sales for the fiscal year ended March 31, 2006.

Containment systems for medical waste and the product lines added as a result of the acquisition of MMP on October 17, 2006, represents approximately 44% of the Company’s revenue. The primary raw material utilized in the manufacture of this product line is plastic resin. In recent years, world events have caused the cost of plastic resin to increase and be extremely volatile. The Company anticipates that such volatility may continue in the future. In the past, the Company has been able, from time to time, to increase selling prices for certain of these products to recover a portion of the increased cost. However, the Company is unable to give any assurance that it will be able to pass along future cost increases to its customers, if necessary. It is anticipated that the Company will purchase in excess of 60,700,000 pounds of resin during fiscal 2008. Each $.01 fluctuation could impact cost of goods sold by $607,000 on an annualized basis.

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

During fiscal 2007, the Company participated in several reverse auctions and bid processes in order to achieve renewal of certain major group purchasing agreements. This process has resulted in the renewal of seven existing agreements and the addition of two new agreements. No existing agreements were lost. Several of the renewals were renewed at lower average selling prices and may also result in the attainment of additional business. The Company anticipates continued participation in reverse auctions or similar bid processes as deemed necessary during fiscal 2008.

The following table sets forth sales and cost of sales data for the periods indicated:

	2007	2006	2005
Net Sales	$217,328,000	$150,942,000	$141,423,000
Cost of Sales	163,956,000	111,622,000	104,713,000
Gross Profit	53,372,000	39,320,000	36,710,000
Gross Profit Percentage	24.6%	26.0%	26.0%
Selling, General and Administrative Expenses	$30,723,000	$20,990,000	$19,524,000
As a Percentage of Net Sales	14.1%	13.9%	13.8%

Gross profit for the twelve months ended March 31, 2007 increased 36% to $53,372,000 from $39,320,000 for the twelve months ended March 31, 2006. Gross profit as a percentage of net sales for the twelve months ended March 31, 2007 decreased to 24.6% from 26.0% for the twelve months ended March 31, 2006. Gross profit dollars increased primarily due to net sales of products as a result of the acquisition of MMP on October 17, 2006 and increased sales volume from greater domestic market penetration primarily of its minor procedure kits and trays product line, containment systems for medical waste product line, protective apparel, patient slippers and operating room towels. Gross margin as a percentage of sales decreased primarily due to a change in sales mix as a result of the MMP acquisition, which accounted for approximately $10,475,000 of gross margin at 21.7%.

Selling, general and administrative expenses for the twelve months ended March 31, 2007 increased 46% to $30,722,000 from $20,990,000 for the twelve months ended March 31, 2006. As a percentage of net sales, selling, general and administrative expenses increased to 14.1% for the twelve months ended March 31, 2007 from 13.9% for the twelve months ended March 31, 2006. Selling, general and administrative expenses increased primarily due to increased expenses associated with the MMP acquisition of approximately $6,063,000 and due to increased headcount, which was a major reason for the increased salary and related expenses of $1,552,000. The increased headcount and related salary and expenses were incurred as a result of the Company’s current and anticipated future growth. Also, approximately $1,130,000 of the compensation and related expenses are attributable to the Company’s implementation of SFAS No. 123(R) (Accounting for Stock-Based Compensation).

Interest expense for the twelve months ended March 31, 2007 increased to $1,961,000 from $51,000 for the twelve months ended March 31, 2006. Interest income for the twelve months ended March 31, 2007 increased $205,000 to $440,000 from $235,000 for the twelve months ended March 31, 2006. The increase in interest expense and increase in interest income was attributable to a net increase in the average principal loan balances outstanding and an increase in the average cash and cash equivalents balance during the twelve months ended March 31, 2007 as compared to the twelve months ended March 31, 2006. Interest income also increased to a lesser extent due to increased interest rates. The increase in loan balances was primarily attributable to purchase price and related acquisition costs associated with the MMP acquisition.

Income tax expense increased to $8,159,000 or 38.6% of income before income taxes compared to $7,053,000 or 38.1% of income before income taxes. The primary reason for the increase in the tax rate was due to an increase in the statutory rate as a result of the Company’s increased taxable income placing it into a higher tax bracket, reduced deductions for charitable inventory and an increase in state income taxes. This was partially offset by the Company qualifying for the Domestic Production Activities Deduction.

Net income for the twelve months ended March 31, 2007 increased to $12,969,000 from $11,461,000 for the twelve months ended March 31, 2006. The increase in net income is attributable to the aforementioned increase in net sales, gross profit and interest income, which were partially offset by an increase in selling, general and administrative expenses and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain liquidity and capital resources data for the periods indicated:

	2008	2007
Cash and Cash Equivalents	$2,104,000	$827,000
Accounts Receivable, net	$24,038,000	$20,653,000
Days Sales Outstanding	27.7	26.3
Inventories, net	$33,493,000	$34,350,000
Inventory Turnover	6.7	6.2
Current Assets	$64,253,000	$58,553,000
Working Capital	$25,137,000	$17,719,000
Current Ratio	1.6	1.4
Total Borrowings	$47,906,000	$60,656,000
Shareholders’ Equity	$115,779,000	$98,364,000
Debt to Equity Ratio	0.41	0.62

Current assets have increased $5,700,000 to $64,253,000 at March 31, 2008 from $58,553,000 at March 31, 2007. The increase was primarily attributable to an increase of $3,385,000 in accounts receivable, an increase of $1,638,000 in prepaid income taxes and an increase of $1,277,000 of cash and cash equivalents which was partially offset by a decrease of $857,000 in inventories. The increase in accounts receivable was due primarily to an increase in net sales during the fourth quarter as compared to the prior year. The Company had working capital of $25,137,000 with a current ratio of 1.6 at March 31, 2008 as compared to working capital of $17,719,000 with a current ratio of 1.4 at March 31, 2007. Total borrowings outstanding were $47,906,000 with a debt to equity ratio of .41 at March 31, 2008 as compared to $60,656,000 with a debt to equity ratio of .62 at March 31, 2007. The increase in working capital compared to the prior year was primarily attributable to the increases in accounts receivable, prepaid income taxes and cash and cash equivalents and a decrease in accounts payable.

On October 17, 2006, the Company entered into a credit agreement with certain lenders and a bank acting as administration agent for the lenders (the “Credit Agreement”). The Credit Agreement provides for borrowing of $85,000,000 and is divided into two types of borrowing facilities, (i) a term loan with a principal amount of $65,000,000 which is payable in twenty consecutive equal quarterly installments which commenced on March 31, 2007, and (ii) revolving credit loans, which amounts may be borrowed, repaid and reborrowed up to $20,000,000. As of March 31, 2008, $44,750,000 is outstanding on the term loan and $920,000 is outstanding on the revolving credit loans. The loan amount is collateralized by all of the assets of the Company and contains restrictive covenants, which limits certain transactions, requires maintenance of financial ratios and restricts the payment of dividends. At March 31, 2008, the Company was in compliance with all such covenants and financial ratios.

The Company has financed its operations primarily through cash flow from operations and borrowings from its existing credit facilities. At March 31, 2008, the Company had cash and cash equivalents balance of $2,104,000 as compared to $827,000 at March 31, 2007. The Company’s operating activities provided cash of $19,104,000 and $12,517,000 for the years ended March 31, 2008 and 2007, respectively. Net cash provided during the year ended March 31, 2008 consisted primarily of net income from operations of $13,225,000, depreciation and amortization of $6,243,000, an increase in deferred income taxes of $3,752,000, stock-based compensation of $1,606,000, tax benefit from exercise of options of $1,383,000 and a decrease in inventories of $857,000. These were partially offset by increases in accounts receivable of $3,433,000, prepaid income taxes of $1,658,000 and other assets of $1,086,000 and a decrease in accounts payable of $2,411,000.

Investing activities used net cash of $6,270,000 and $85,610,000 during the years ended March 31, 2008 and 2007, respectively. The principal use during the year ended March 31, 2007 was for the acquisition of MMP on October 17, 2006. The purchase price and related acquisition costs for MMP was approximately $80,497,000. The Company’s purchases of property and equipment amounted to $5,097,000 and $5,240,000, during the years ended March 31, 2008 and 2007, respectively. Management anticipates incurring approximately $6,700,000 during fiscal 2009 in costs relating to the renovation of a building in Brentwood, NY which was purchased during fiscal 2007 and will serve as the Company’s new corporate headquarters. Additionally, management expects to purchase approximately $5,700,000 in machinery and equipment (predominantly at our Gallaway, Tennessee facility) during fiscal 2009.

Financing activities used net cash of $11,556,000 during the year ended March 31, 2008 compared to $57,852,000 provided for the year ended March 31, 2007. Financing activities during the year ended March 31, 2008 consisted of net payments under the Company’s credit facilities of $12,749,000. Other financing activities included proceeds from the exercise of employee stock options of $1,193,000.

The Company believes that the anticipated future cash flow from operations, coupled with its cash on hand and available funds under its revolving credit agreement, will be sufficient to meet its working capital requirements for fiscal 2009.

The Company believes that the relatively moderate rates of inflation in 2008 and 2007 have not had a significant impact on sales and profitability, however the Company has incurred increases in the cost of resin and transportation costs during these periods resulting in pressure on gross margin percentages.

CONTRACTUAL OBLIGATIONS

The following table represents the Company’s future material, long-term contractual obligations as of March 31, 2008:

	Payments Due By Period
Contractual Obligations	Total	Less than one year	1 – 3 Years	3 – 5 years	More than 5 years
Principal payments of long-term debt	$47,750,000	$13,360,000	32,830,000	$640,000	$920,000
Operating leases	490,000	261,000	225,000	4,000	—
Defined benefit pension plan payments	397,000	27,000	93,000	180,000	97,000
Capital lease	156,000	125,000	31,000	—	—

Total Contractual Obligations	$48,793,000	$13,804,000	$33,148,000	$824,000	$1,017,000

None of the Company’s Executive Officers have employment or severance agreements. Mr. Meringolo terminated his Employment Agreement in April 2007 with the mutual consent of the Company. In February 1993, the Company entered into an Employment Agreement with Mr. Paul D. Meringolo which, as amended, covered the five years ending March 31, 2008 and provided for a salary at an annual rate of $250,000, together with cost of living increments, reimbursement of medical expenses not otherwise covered by the Company’s medical plans, up to maximum of $5,000 and the use of a Company automobile. Our Executive Officers serve at the will of the Board, which enables the Company to terminate their employment with discretion as to the terms of any severance arrangement. This is consistent with the Company’s performance-based employment and compensation philosophy.

In lieu of his Employment Agreement, Mr. Meringolo received in fiscal 2008, an annual salary of $500,000 in addition to the reimbursement of medical expenses not otherwise covered by the Company’s medical plans, up to a maximum of $5,000, and the use of a Company automobile, together with a bonus potential of 80% of base salary subject to the achievement of the Company’s performance targets and certain individual/team goals, which will be determined by the Compensation Committee.

The Company has entered into agreements with four of its executive officers and a vice president, which provide certain benefits in the event of a change in control of the Company. A “change in control” of the Company is defined as, in general, the acquisition by any person of beneficial ownership of 20% or more of the voting stock of the Company, certain business combinations involving the Company or a change in a majority of the incumbent members of the Board of Directors, except for changes in the majority of such members approved by such members. If, within two years after a change in control, the Company or, in certain circumstances, the executive, terminates his employment, the executive is entitled to a severance payment equal to three times (i) such executive’s highest annual salary within the five-year period preceding termination plus (ii) a bonus increment equal to the average of the two highest of the last five bonuses paid to such executive. In addition, the executive is entitled to the continuation of all employment benefits for a three-year period, the vesting of all stock options and certain other benefits, including payment of an amount sufficient to offset any “excess parachute payment” excise tax payable by the executive pursuant to the provisions of the Internal Revenue Code or any comparable provision of state law. As of March 31, 2008, the estimated potential aggregate compensation payable to these three executive officers and vice president under the Company’s compensation and benefit plans and arrangements in the event of termination of such executive’s employment following a change in control amounted to approximately $8,700,000.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are summarized in Note 1 of its financial statements. While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s financial statements and require management to use a greater degree of judgment and/or estimates. Actual results may differ from those estimates. In addition, share and per share amounts for all periods presented in the consolidated financial statements and notes thereto have been retroactively adjusted to reflect the effect of the three-for-two stock split announced in January 2007.

The Company believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on the Company’s consolidated results of operations, financial position or liquidity for the periods presented in this report.

The accounting policies identified as critical are as follows:

Revenue Recognition – The Company recognizes revenues in accordance with generally accepted accounting principles as outlined in SAB No. 104 which requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) product delivery, including customer acceptance, has occurred or services have been rendered; (3) the price is fixed or determinable and (4) collectability is reasonably assured. The Company believes that its revenue recognition policy is critical because revenue is a very significant component of its results of operations. Decisions relative to criteria (4) regarding collectability are based upon management judgments and should conditions change in the future and cause management to determine this criteria is not met, the Company’s recognized results may be affected.

A large part of the Company’s sales are to distributors who resell the products to the end-user customers. We provide rebates to distributors that sell to end-user customers at prices determined under a contract between the Company and the end-user customer or distributor. The Company deducts all rebates from sales and has a provision for allowances based on historical information for all rebates that have not yet been processed.

Income Taxes – In preparing the Company’s financial statements, income tax expense is calculated for each of the jurisdictions in which the Company has nexus. This process involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes which are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability, and where their recovery is not likely, a valuation allowance is established and a corresponding additional tax expense is recorded in the Company’s statement of operations. In the event that actual results differ from the Company’s estimates given changes in assumptions, the provision for income taxes could be materially impacted. As of March 31, 2008, no valuation allowance was necessary for the $1,663,000 of Deferred Tax Assets that existed on the Company’s books. The total net deferred tax liability as of March 31, 2008, was $8,057,000.

In accordance with the provisions of SFAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), we recognize in our financial statements only those tax positions that meet the more-likely-than-not-recognition threshold. We establish tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in our consolidated statement of operations. The provisions of FIN 48 did not have a material impact on the Company’s consolidated financial position.

Inventories – The Company values its inventory at the lower of the actual cost to purchase and/or manufacture or the current estimated market value of the inventory. On an ongoing basis, inventory quantities on hand are viewed and an analysis of the provision for excess and obsolete inventory is performed based primarily on the Company’s estimated sales forecast of product demand, which is based on sales history and anticipated future demand. A significant increase in the demand for the Company’s products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, the Company’s estimates of future product demand may prove to be inaccurate in which case the Company may have understated or overstated the provision required for excess and obsolete inventory. Accordingly, future adjustments to the provision may be required. Although every effort is made to ensure the accuracy of the Company’s forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of the Company’s inventory and reported operating results. Historically, the Company has not experienced any significant inventory write-downs due to excess and obsolete inventory.

Goodwill and Other Intangibles – Purchase accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets and liabilities purchased, with the excess value, if any, being classified as goodwill. In addition, as described in Note 4 of the Company’s financial statements, as a result of the Company’s acquisitions, values were assigned to intangible assets for trademarks, customer relationships, non-compete agreements and group purchasing organization contracts. Finite useful lives were assigned to these intangibles, if appropriate, and they will be amortized over their remaining life. As with any intangible asset, future write-downs may be required if the value of these assets becomes impaired.

Our goodwill is tested for impairment on an annual basis. Application of the goodwill impairment test requires judgment. The fair value is estimated using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.

Property, Plant and Equipment – Property, plant and equipment are depreciated over their useful lives. Useful lives are based on management’s estimates of the period that the asset will generate revenue. Any change in conditions that would cause management to change its estimate as to the useful lives of a group or class of assets may significantly impact the Company’s depreciation expense on a prospective basis.

Allowance for Doubtful Accounts – The Company performs ongoing credit evaluations on its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors collections and payments from customers and a provision for estimated credit losses is maintained based upon its historical experience and on specific customer collection issues that have been identified. While such credit losses have historically been within the Company’s expectations and the provisions established, the Company cannot guarantee that the same credit loss rates will be experienced in the future. Concentration risk exists relative to the Company’s accounts receivable, as 60% of the Company’s total accounts receivable balance for fiscal 2008 is concentrated in three distributors. While the accounts receivable related to these distributors may be significant, the Company does not believe the credit loss risk to be significant given the consistent payment history of these distributors.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR UNCERTAIN TAX POSITIONS

In July 2006, the FASB issued SFAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. FIN 48 also provides guidance on accounting for derecognition, interest and penalties, and classification and disclosure of matters related to uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006, and, as a result, was effective for us beginning April 1, 2007.

On April 1, 2007 we adopted the provisions of FIN 48. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s consolidated financial position.

We are subject to taxation in the US and various state and local jurisdictions. There are currently no state income tax examinations underway. There is currently an Internal Revenue Service examination in process for the fiscal year ended March 31, 2005. The examination is nearing completion; however, no projections as to the outcome can be made at this time. The Company is no longer subject to US federal income tax examinations by the Internal Revenue Service and most state and local authorities for fiscal years ending prior to March 31, 2004 (certain state authorities may subject the Company to examination up to the period ending March 31, 2003). The Company does, however, have a prior year net operating loss as a result of a previous acquisition which will remain open for the examination.

FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. This statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS 157 is effective for the fiscal year beginning November 15, 2007, which for us is the year ending March 31, 2008. In December 2007, the FASB issued FSP FAS 157-b to defer SFAS 157’s effective date for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. Derivatives measured at fair value under FAS 133 were not deferred under FSP FAS 157-b. The adoption of SFAS 157 did not have a material impact on the Company’s financial position or results of operations.

FAIR VALUE OPTIONS FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB SFAS No. 115” (“SFAS 159”).” SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value. The statement’s objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The new statement establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, and is effective for us as of April 1, 2008. We do not anticipate any financial statement impact upon adoption of SFAS 159.

BUSINESS COMBINATIONS

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognized and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for the fiscal year beginning after December 15, 2008, which for us is the fiscal year beginning April 1, 2009. We are assessing the impact, if any, which the adoption of SFAS 141R will have on our consolidated financial position, results of operations and cash flows.

NON-CONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for us is the fiscal year beginning April 1, 2009. We are assessing the impact, if any, which the adoption of SFAS 160 will have on our consolidated financial position, results of operations and cash flows.

The following management’s discussion and analysis describes material changes in the results of operations of Medical Action Industries Inc. (“Medical Action” or the “Company”) during each of the three years ended March 31, 2008 and the Company’s financial condition at that date. Trends of a material nature are discussed to the extent known and considered relevant. In addition, share and per share amounts for all periods presented have been retroactively adjusted to reflect the effect of the three-for-two stock split distributed on February 9, 2007.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for their effect on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 will be effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, which for us is the fiscal year beginning April 1, 2009. The Company is evaluating the impact that this statement will have, if any, on its consolidated financial statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the alternate base rate of interest plus a spread of up to 1%, or at LIBOR rate plus a spread of up to 1  1/2%. The spread over the alternate base rate and LIBOR rates is determined based upon the Company’s performance with regard to agreed-upon financial ratios. The Company decides at its sole discretion as to whether borrowings will be at the alternate base rate or LIBOR. At March 31, 2008, $45,670,000 was outstanding under the credit facility. Changes in the alternate base rates or LIBOR rates during fiscal 2008 will have a positive or negative effect on the Company’s interest expense. Each 1% fluctuation in the interest rate will increase or decrease interest expense for the Company by approximately $46,000 on an annualized basis.

In addition, the Company is exposed to interest rate change market risk with respect to the proceeds received from the issuance and sale by the Buncombe County Industrial and Pollution Control Financing Authority Industrial Development Revenue Bonds. At March 31, 2008, $2,080,000 was outstanding for these Bonds. The Bonds bear interest at a variable rate determined weekly. During fiscal 2008, the average interest rate on the Bonds approximated 3.5%. Each 1% fluctuation in interest rates will increase or decrease the interest expense on the Bonds by approximately $21,000 on an annualized basis.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements and Schedule:

C onsolidated Balance Sheets    Medical Action Industries Inc.

March 31,	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$2,104,182	$826,906
Accounts receivable, less allowance for doubtful accounts of $585,000 at March 31, 2008 and $537,000 at March 31, 2007	24,038,275	20,653,277
Inventories, net	33,493,121	34,349,696
Prepaid expenses	951,799	861,218
Deferred income taxes	1,662,899	1,349,769
Prepaid income taxes	1,661,632	23,769
Other current assets	341,021	488,021

Total current assets	64,252,929	58,552,656
Property and equipment, net	33,681,214	32,552,526
Goodwill	80,698,961	79,910,950
Trademarks	1,266,000	1,266,000
Other intangible assets, net	16,158,551	17,665,127
Other assets, net	2,978,114	2,722,420

Total assets	$199,035,769	$192,669,679

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,112,128	$16,523,085
Accrued expenses	10,135,212	9,397,447
Accrued commissions	1,383,802	1,460,293
Current portion of long-term debt	13,360,000	13,360,000
Current portion of capital lease obligations	125,268	92,389

Total current liabilities	39,116,410	40,833,214
Deferred income taxes	9,719,538	6,269,683
Long-term debt, less current portion	34,390,000	47,030,000
Capital lease obligations, less current portion	31,176	173,240

	$83,257,124	$94,306,137

COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock, 5,000,000 shares authorized, $.001 par value: none issued at March 31, 2008 and 2007	—	—
Common stock, 40,000,000 shares authorized, $.001 par value; issued 16,020,661 shares at March 31, 2008 and 15,815,786 at March 31, 2007	16,021	15,816
Additional paid-in capital, net	27,028,810	22,846,185
Accumulated other comprehensive income	34,535	6,949
Retained earnings	88,699,279	75,494,592

Total shareholders’ equity	115,778,645	$98,363,542

Total liabilities and shareholders’ equity	$199,035,769	$192,669,679

The accompanying notes are an integral part of these statements.

C onsolidated Statements of Operations    Medical Action Industries Inc.

Year ended March 31,	2008	2007	2006
Net sales	$290,528,443	$217,327,993	$150,942,171
Cost of sales	226,076,025	163,955,516	111,621,824

Gross profit	64,452,418	53,372,477	39,320,347

Selling, general and administrative expenses	39,672,025	30,722,819	20,989,744
Interest expense	3,406,037	1,961,151	51,127
Interest (income)	(77,498)	(440,168)	(235,177)

	43,000,564	32,243,804	20,805,694

Income before taxes	21,451,854	21,128,675	18,514,653
Income tax expense	8,226,684	8,159,329	7,053,237

Net income	$13,225,170	$12,969,346	$11,461,416

Net income per common share
Basic	$0.83	$0.82	$0.73

Diluted	$0.81	$0.80	$0.72

The accompanying notes are an integral part of these statements.

C onsolidated Statements of Shareholders’ Equity    Medical Action Industries Inc.

	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
Balance at March 31, 2005	15,438,986	$10,292	$17,996,970		$51,063,830	$69,071,092

Issuance of common stock:
Pursuant to restricted management stock bonus plan	48,750	33				33
Exercise of stock options, net	297,628	198	1,896,159			1,896,357
Amortization of deferred compensation			15,099			15,099
Tax benefit from vesting of stock under restricted management stock bonus plan and exercise of option			698,916			698,916
Net income					11,461,416	11,461,416

Balance at March 31, 2006	15,785,364	$10,523	$20,607,144		$62,525,246	$83,142,913

Issuance of common stock:
Exercise of stock options, net	30,422	21	308,924			308,945
Repayment of officer loans which were used to purchase company stock			125,675			125,675
Adjust stock split par value		5,272	(5,272)
Amortization of deferred compensation			78,876
Tax benefit from vesting of stock under restricted management stock bonus plan and exercise of options			99,600			99,600
SFAS 123R expense			1,631,238			1,631,238
Pension liability adjustment				6,949		6,949
Net income					12,969,346	12,969,346

Balance at March 31, 2007	15,815,786	$15,816	$22,846,185	$6,949	$75,494,592	$98,363,542

Issuance of common stock:
Exercise of stock options, net	204,875	205	1,193,100			1,193,305
Amortization of deferred compensation			102,187			102,187
Tax benefit from vesting of stock under restricted management stock bonus plan and exercise of options			1,383,091			1,383,091
SFAS 123R expense			1,504,247			1,504,247
FIN 48 Reserve					(20,483)	(20,483)
Interest rate swap				(49,268)		(49,268)
Pension liability adjustment				76,854		76,854
Net income					13,225,170	13,225,170

Balance at March 31, 2008	16,020,661	$16,021	$27,028,810	$34,535	$88,699,279	$115,778,645

All share and per share amounts reflect the 3-for-2 stock split distributed on February 9, 2007.

The accompanying notes are an integral part of these statements.

C onsolidated Statements of Cash Flows    Medical Action Industries Inc.

Year ended March 31,	2008	2007	2006
OPERATING ACTIVITIES
Net income	$13,225,170	$12,969,346	$11,461,416
Adjustments to reconcile net income to net cash Provided by operating activities:
Depreciation	3,906,183	2,723,045	1,612,868
Amortization	2,336,459	1,123,329	390,768
Provision for doubtful accounts	47,790	72,000	72,000
Deferred income taxes	3,751,994	865,819	949,027
Deferred compensation	—	—	15,099
Loss on sale of property and equipment	54,997	6,363	—
Stock-based compensation	1,606,447	1,710,114	—
Excess tax benefit from stock-based compensation	(615,269)	(696,276)	—
Tax benefit from exercise of warrants and options	1,383,091	99,600	698,916
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(3,432,788)	(3,932,254)	369,223
Inventories	856,575	(4,112,366)	258,098
Prepaid expenses, other current assets and other receivables	56,419	44,222	(41,711)
Other assets	(1,085,577)	(1,093,723)	(935,665)
Accounts payable	(2,410,957)	1,052,650	317,722
Prepaid income taxes	(1,658,346)	2,028	237,143
Accrued expenses, payroll and taxes	1,081,438	1,683,507	(452,930)

Net cash provided by operating activities	19,103,626	12,517,404	14,951,974

INVESTING ACTIVITIES
Purchase price and related acquisition costs	(1,180,589)	(80,497,173)	—
Purchases of property and equipment	(5,096,871)	(5,239,719)	(969,967)
Proceeds from sale of property and equipment	7,004	1,200	—
Repayment of loans to officers	—	125,675	—

Net cash used in investing activities	(6,270,456)	(85,610,017)	(969,967)

FINANCING ACTIVITIES
Proceeds from revolving line of credit, term loan and long-term borrowings	36,397,000	71,900,000	12,475,000
Principal payments on revolving line of credit, long-term debt, and capital lease obligations	(49,146,185)	(14,356,981)	(12,835,000)
Proceeds from exercise of employee stock options and warrants	1,193,291	308,945	1,896,390

Net cash (used in) provided by financing activities	(11,555,894)	57,851,964	1,536,390

Increase (decrease) in cash	1,277,276	(15,240,649)	15,518,397
Cash at beginning of year	826,906	16,067,555	549,158

Cash at end of year	$2,104,182	$826,906	$16,067,555

Supplemental disclosures:
Interest paid	$3,594,189	$1,940,706	$137,644
Income taxes paid	$5,571,926	$7,626,576	$5,168,151

The accompanying notes are an integral part of these statements.

N otes to Consolidated Financial Statements

Medical Action Industries Inc. • March 31, 2008

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMPANY BACKGROUND AND DESCRIPTION OF BUSINESS

Medical Action Industries Inc. (“Medical Action” or the “Company”) was incorporated under the laws of the State of New York on April 1, 1977, and re-incorporated under the laws of the State of Delaware on November 5, 1987. Headquartered in Hauppauge, New York, Medical Action develops, manufactures, markets and supplies a variety of disposable medical products. The Company’s products are marketed primarily to acute care facilities in domestic and certain international markets, and in recent years has expanded its end-user markets to include physician, dental and veterinary offices, out-patient surgery centers and long-term care facilities. Medical Action is a leading manufacturer and supplier of collection systems for the containment of medical waste, minor procedure kits and trays, disposable patient utensils, sterile operating room towels and sterile laparotomy sponges. The Company’s products are marketed by its direct sales personnel and extensive network of distributors. Medical Action has entered into preferred vendor agreements with national distributors, as well as sole source and/or committed contracts with group purchasing alliances. The Company also manufactures its products under private label programs to other distributors and medical suppliers. Medical Action’s manufacturing, packaging and warehousing activities are conducted in its Arden, North Carolina; Clarksburg, West Virginia; Gallaway, Tennessee and Northglenn, Colorado facilities. The Company’s procurement of certain products and raw materials from the People’s Republic of China is administered by its office in Shanghai, China.

On October 17, 2006, the Company acquired, through one of its subsidiaries, the membership interest of Medegen Medical Products, LLC and certain Colorado fixed assets used in connection with its business (collectively, “MMP”). The Colorado fixed assets consist primarily of machinery, equipment and leasehold improvements at MMP’s Northglenn, CO facility. MMP’s operating results were consolidated with those of Medical Action’s beginning on the date of acquisition. We have included supplemental pro forma information in Note 4 to give effect to the acquisition as though it had occurred at the beginning of each of the periods presented.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

The Company recognizes revenue as products are shipped and title passes to customers. Shipping and credit terms are negotiated on a customer by customer basis and all orders are processed and revenue is recognized accordingly. Products are shipped primarily to distributors at an agreed upon list price. The distributor then resells the products primarily to hospitals and depending upon contracts between the Company, the distributor and the hospital, the distributor may be entitled to a rebate. The Company deducts all rebates from sales and has a provision for allowances based on historical information for all rebates that have not yet been processed.

All customer returns must be pre-approved by the Company. The Company does not have any post shipment obligations to customers.

CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company performs ongoing credit evaluations on its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors collections and payments from customers and a provision for estimated credit losses is maintained based upon its historical experience and on specific customer collection issues that have been identified. While such credit losses have historically been within the Company’s expectations and the provisions established, the Company cannot guarantee that the same credit loss rates will be experienced in the future. Concentration risk exists relative to the Company’s accounts receivable, as Owens and Minor, Inc. and Cardinal Health Inc., (the “Distributors”) accounted for approximately 33% and 27%, respectively as of March 31, 2008 and 38% and 20%, respectively as of March 31, 2007. While the accounts receivable related to these Distributors may be significant, the Company does not believe the credit risk to be significant given their consistent payment history.

INVENTORIES

Inventories are stated at the lower of cost or market net of reserve for obsolete and slow moving inventory. Cost is determined by the first-in, first-out method.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Leases meeting the criteria for capitalization are recorded at the present value of future lease payments. Maintenance and repairs are charged to operations as incurred and expenditures for major improvements are capitalized. The carrying amount and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and any resulting gain or loss is reflected in operations in the year of disposal. Depreciation of property and equipment is provided on a straight-line basis over the estimated useful lives of the related assets (buildings – 40 years; factory equipment – 5 to 20 years; fixtures and other equipment – 3 to 10 years). Accelerated methods of depreciation are used for tax purposes. Amortization of leasehold improvements is provided on the straight-line method over the period of their economic or related lease lives, whichever is less.

GOODWILL

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. Goodwill and certain other intangible assets having indefinite lives are not amortized to earnings, but instead are subject to periodic testing for impairment. Intangible assets determined to have definite lives are amortized over their remaining useful lives.

Our goodwill is tested for impairment on an annual basis at December 31st. Application of the goodwill impairment test requires judgment. The fair value is estimated using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment. The implied fair value of goodwill is determined by allocating the fair value to all of the assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the goodwill.

The Company reviews for the impairment of long-lived assets and certain identifiable intangibles (including the excess of cost fair value of net assets acquired and property and equipment) annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the carrying amount of the assets exceeds its fair value. Based upon the testing performed, the Company has not identified any such impairment losses.

OTHER INTANGIBLES

Other intangible assets, consisting of customer relationships, GPO contracts, non-competition agreements, software, intellectual property and a supply agreement are amortized according to their useful lives. The book values, accumulated amortization and original useful life by asset class as of March 31, 2008 and 2007 are as follows:

2008

Asset Class	Book Value, gross	Accumulated Amortization	Book Value, net	Asset Life (years)
Customer Relationships	$15,700,000	$1,450,000	$14,250,000	20
GPO Contracts	2,200,000	793,000	1,407,000	4
Non-Competition Agreements	1,043,000	1,010,000	33,000	5-7
Software	400,000	250,000	150,000	1-3
Intellectual Property	400,000	82,000	318,000	7
Supply Agreement	29,000	29,000	—	1

Total Other Intangible Assets	$19,772,000	$3,614,000	$16,158,000

2007

Asset Class	Book Value, gross	Accumulated Amortization	Book Value, net	Asset Life (years)
Customer Relationships	$15,700,000	$675,000	$15,025,000	20
GPO Contracts	2,200,000	250,000	1,950,000	4
Non-Competition Agreements	1,043,000	882,000	161,000	5-7
Software	227,000	72,000	155,000	1-3
Intellectual Property	400,000	26,000	374,000	7
Supply Agreement	29,000	29,000	—	1

Total Other Intangible Assets	$19,599,000	$1,934,000	$17,665,000

Accumulated amortization of the other intangible assets amounted to $3,614,000 and $1,934,000 for the fiscal years ended March 31, 2008 and 2007, respectively.

Other intangible asset amortization expense for the years ended March 31, 2008, 2007 and 2006 was $1,668,000, $937,000 and $269,000, respectively. Estimated amortization expense related to these intangibles for the five succeeding fiscal years is as follows:

2009	$1,553,000
2010	$1,456,000
2011	$1,150,000
2012	$842,000
2013	$842,000

The Company evaluates trademarks with indefinite lives annually to determine whether events or circumstances continue to support the indefinite useful life. No trademarks were determined to have finite useful lives in any of the periods presented.

DEFERRED FINANCING COSTS

We have incurred costs in obtaining financing. These costs of approximately $363,000 and $343,000 as of March 31, 2008 and 2007, respectively, were capitalized in other assets and are being amortized over the life of the related financing arrangements through 2013. As of March 31, 2008 and 2007, total accumulated amortization was approximately $151,000 and $93,000, respectively.

INCOME TAXES

The Company follows the asset and liability method of accounting for income taxes. This process involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes which are recorded as deferred tax assets and liabilities.

Deferred tax assets are periodically evaluated to determine their recoverability and where their recovery is not likely, a valuation allowance is established and a corresponding additional tax expense is recorded in the Company’s statement of operations. As of March 31, 2008, no valuation allowance was necessary for the $1,663,000 of Deferred Tax Assets that existed on the Company’s books.

Tax benefits from the vesting of stock under the restricted stock bonus plan and disposition of stock by optionees from the exercise of non-qualified options are credited to additional paid-in capital.

CURRENCY

All of the Company’s sales and purchases were transacted in U.S. dollars.

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

Prior to the adoption of SFAS No. 123(R), we applied Accounting Principles Board Opinions (“APB”) No. 25 and related interpretations to account for our stock plans resulting in the intrinsic value to value the stock. Under APB 25, we were not required to recognize compensation expense for the cost of stock options. In accordance with the adoption of SFAS 123(R), we recorded stock-based compensation expense for the cost of non-qualified stock options granted under our stock plans. Stock-based compensation expense recognized under the provisions of SFAS 123(R) was $1,504,000 ($935,000 after tax) or $.06 per basic and diluted share for the year ended March 31, 2008 and $1,523,000 ($935,000 after tax) or $.06 per basic and diluted share for the year ended March 31, 2007.

EARNINGS PER SHARE INFORMATION

Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share is based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on average prices during the year. Excluded from the calculation of earnings per share are options to purchase 248,700 shares in fiscal 2008, as their inclusion would have been antidilutive. Note 9 displays a table showing the computation of basic and diluted earnings per share.

On February 9, 2007, the Company effected a three-for-two stock split to shareholders of record as of January 23, 2007. All share and per share information has been retroactively adjusted to reflect the stock split.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of two components: net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income (loss) is comprised of an accrued benefit liability relating to the Company’s defined benefit pension plan and the fair value of an interest rate swap agreement.

INTEREST RATE SWAP AGREEMENT

We do not enter into financial instruments for trading or speculative purposes. The principal financial instrument used for cash flow hedging purposes is an interest rate swap. The effective portion of changes in the fair value of the interest rate swap are recorded in “Accumulated Other Comprehensive Income (Loss)”.

In April 2007, we entered into an interest rate swap agreement to manage our exposure to interest rate changes. The swap effectively converts a portion of our variable rate debt under the credit agreement to a fixed rate, without exchanging the notional principal amounts. At March 31, 2008, we had an interest rate swap agreement (in a notional principal amount of $30,000,000), which is scheduled to mature in March 2010. Under this agreement, we receive a floating rate based on the LIBOR interest rate, and pay a fixed rate of 5.02% plus the applicable margin. If, at any time, the swap is determined to be ineffective, in whole or in part, the fair value of the portion of the interest rate swap determined to be ineffective will be recognized as a gain or loss in the statement of operations for the applicable period.

BUSINESS CONCENTRATIONS

The Company manufactures and distributes disposable medical products principally to medical product distributors and hospitals located throughout the United States. The Company performs credit evaluations of its customers’ financial condition and does not require collateral. Receivables are generally due within 30 – 90 days. Credit losses relating to customers have historically been minimal and within management’s expectations. (See Note 12 for major customers.)

A significant portion of the Company’s raw materials are purchased from China. All such purchases are transacted in U.S. dollars. The Company’s financial results, therefore, could be impacted by factors such as foreign currency, exchange rates or weak economic conditions in foreign countries in the procurement of such raw materials.

USE OF ESTIMATES AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, such as inventories, deferred income taxes, other intangible assets, pension benefits and accrued expenses, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company has estimated the fair value of financial instruments using available market information and other valuation methodologies in accordance with Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments.” Management of the Company believes that the fair value of financial instruments, consisting of cash, accounts receivable, accounts payable, and debt, approximates carrying value due to the immediate or short-term maturity associated with its cash, accounts receivable and accounts payable, and the interest rates associated with its debt.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR UNCERTAIN TAX POSITIONS

In July 2006, the FASB issued SFAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. FIN 48 also provides guidance on accounting for derecognition, interest and penalties, and classification and disclosure of matters related to uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006, and, as a result, was effective for us beginning April 1, 2007.

On April 1, 2007 we adopted the provisions of FIN 48. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s consolidated financial position.

We are subject to taxation in the US and various state and local jurisdictions. There are currently no state income tax examinations underway. There is currently an Internal Revenue Service examination in process for the fiscal year ended March 31, 2005. The examination is nearing completion; however, no projections as to the outcome can be made at this time. The Company is no longer subject to US federal income tax examinations by the Internal Revenue Service and most state and local authorities for fiscal years ending prior to March 31, 2004 (certain state authorities may subject the Company to examination up to the period ending March 31, 2003). The Company does, however, have a prior year net operating loss as a result of a previous acquisition which will remain open for the examination.

FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. This statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS 157 is effective for the fiscal year beginning November 15, 2007, which for us is the year ending March 31, 2008. In December 2007, the FASB issued FSP FAS 157-b to defer SFAS 157’s effective date for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. Derivatives measured at fair value under FAS 133 were not deferred under FSP FAS 157-b. The adoption of SFAS 157 did not have a material impact on the Company’s financial position or results of operations.

ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires an employer to recognize the funded status of their defined benefit pension or postretirement plans on the consolidated balance sheet and to recognize changes in that funded status in the year in which the changes occur through accumulated other comprehensive income in shareholders’ equity. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company adopted the recognition and related disclosure provisions of SFAS No. 158, prospectively, on March 31, 2007. The adoption of SFAS 158 did not result in any changes to total assets, liabilities or shareholders’ equity. The Company acquired a defined benefit plan with the MMP acquisition on October 17, 2006. The benefit accruals for the plan were frozen as of December 31, 1999. The Company acquired accrued liabilities of approximately $255,000 in connection with the acquisition.

FAIR VALUE OPTIONS FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB SFAS No. 115” (“SFAS 159”).” SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value. The statement’s objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The new statement establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, and is effective for us as of April 1, 2008. We do not anticipate any financial statement impact upon adoption of SFAS 159.

BUSINESS COMBINATIONS

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognized and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquire. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for the fiscal year beginning after December 15, 2008, which for us is the fiscal year beginning April 1, 2009. We are assessing the impact, if any, which the adoption of SFAS 141R will have on our consolidated financial position, results of operations and cash flows.

NON-CONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for us is the fiscal year beginning April 1, 2009. We are assessing the impact, if any, which the adoption of SFAS 160 will have on our consolidated financial position, results of operations and cash flows.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for their effect on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 will be effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, which for us is the fiscal year beginning April 1, 2009. The Company is evaluating the impact that this statement will have, if any, on its consolidated financial statements.

2. INVENTORIES

Inventories, which are stated at the lower of cost (first-in, first-out) or market, consist of the following:

March 31,	2008	2007
Finished goods, net	$19,399,236	$21,223,574
Work in Process, net	941,787	—
Raw materials	13,152,098	13,126,122

Total, net	$33,493,121	$34,349,696

On an ongoing basis, inventory quantities on hand are reviewed and an analysis of the provision for excess and obsolete inventory is performed based primarily on the Company’s estimated sales forecast of product demand, which is based on sales history and anticipated future demand. Such provision for excess and obsolete inventory approximated $891,000 and $664,000 at March 31, 2008 and 2007, respectively.

3. PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

March 31,	2008	2007
Land and buildings	$15,744,594	$15,020,570
Machinery and equipment	34,582,269	29,983,130
Furniture and fixtures	1,251,491	1,525,768

	51,578,354	46,529,468
Less accumulated depreciation	17,897,140	13,976,942

	$33,681,214	$32,552,526

Depreciation expense amounted to approximately $3,906,000, $2,723,000 and $1,613,000 in the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

4. ACQUISITIONS

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

During the course of the Company’s evaluation of the proposed acquisition of MMP, the Company determined that it would shutdown the Northglenn, Colorado manufacturing facility and relocate the operations into the Gallaway, Tennessee manufacturing facility. The primary reasons for the relocation project are as follows: redundancy of operations; elimination of inter-plant freight costs; increase of manufacturing efficiency and reduction of manufacturing costs. In connection with the relocation, Medical Action Industries Inc. will incur approximately $2,687,000 of restructuring costs of which $974,000 is related to severance and $1,713,000 is related to exit costs for the MMP related employees and facilities. The $2,687,000 was recorded as goodwill and accrued liabilities. During fiscal 2008, the Company incurred approximately $913,000 of expenses in connection with this project bringing the cumulative restructuring expenditures to $1,065,000 and leaving a balance of $1,622,000 in accrued liabilities. In addition, the Company anticipates approximately $320,000 of integration costs, which will be expensed as incurred and $3,200,000 of building improvements and purchases of machinery and equipment in connection with the restructuring. The Company anticipates that the project will be completed in the second quarter of fiscal 2009.

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

Summarized below are the unaudited pro forma results of operations of the Company as if MMP had been acquired at the beginning of the fiscal period presented:

	Year Ended March 31,
	2007	2006
	(dollars in thousands except for share data)
Net Sales	$275,357	$252,706
Net Income	13,245	11,577
Net income per common share
Basic	$0.84	$0.74
Diluted	$0.82	$0.73

Reclassifications and adjustments were made to the pro forma results to properly reflect depreciation of property, plant and equipment, amortization of intangible assets, interest expense, financing fees and tax rates.

The pro forma financial information presented above for the years ended March 31, 2007 and 2006 is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the period presented or of future operating results of the combined companies.

5. RELATED PARTY TRANSACTIONS

There were no loans to officers outstanding at March 31, 2007 and 2006, respectively. A repayment of $125,675 was made during the fiscal year ended March 31, 2007 and related to officer loans which were used in prior years to purchase Company stock. Interest income received from officer loans aggregated approximately $0, $1,000 and $9,000 in fiscal 2008, 2007 and 2006, respectively.

In October 1997, the Company entered into a Consulting Agreement with the Company’s former Chief Executive Officer and Chairman of the Board. The Consulting Agreement provided for an annual fee of $275,000, payable in equal monthly installments, for the ten (10) year period ending December 31, 2007. The consulting services to be provided to the Company include, but are not limited to the evaluation of the progress of the Company’s business development, analysis of the Company’s financial condition and proposed operations and the projected financial results thereof. In addition, the Consulting Agreement provides that the Company’s former Chief Executive Officer will not, either directly or indirectly, engage in any business competitive to that being carried on by the Company.

6. INCOME TAXES

Income tax expense consists of the following:

March 31,	2008	2007	2006
Current:
Federal	$4,661,227	$6,728,330	$5,155,910
State	953,120	1,261,456	948,300
Deferred	2,612,337	169,543	949,027

	$8,226,684	$8,159,329	$7,053,237

The following table indicates the significant elements contributing to the difference between the statutory federal tax rate and the Company’s effective tax rate for 2008, 2007 and 2006:

March 31,	2008	2007	2006
Statutory rate	35.0%	35.0%	34.8%
State taxes	3.4	3.9	3.8
Net deductible expenses	(.1)	(.3)	(.5)

Effective tax rate	38.3%	38.6%	38.1%

The components of deferred tax assets and deferred tax liabilities at March 31, 2007 and 2006 are as follows:

March 31,	2008	2007
Deferred tax assets
Inventory valuation allowance	$327,154	$415,811
Allowance for doubtful accounts	222,107	207,236
Stock-based compensation	1,113,638	726,722

Total deferred tax assets	$1,662,899	$1,349,769

Deferred tax liabilities
Depreciation and amortization	$9,719,538	$6,269,683

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” and Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).

Deferred tax assets are periodically evaluated to determine their recoverability and where their recovery is not likely, a valuation allowance is established and a corresponding additional tax expense is recorded in the Company’s statement of operations. In the event that actual results differ from the Company’s estimates given changes in assumptions, the provision for income taxes could be materially impacted. As of March 31, 2008, no valuation allowance was necessary for the $1,663,000 of Deferred Tax Assets that existed on the Company’s books. The total net deferred tax liability as of March 31, 2008, was $8,057,000.

Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s consolidated financial position.

We are subject to taxation in the US and various state and local jurisdictions. There are currently no state income tax examinations underway. There is currently an Internal Revenue Service examination in process for the fiscal year ended March 31, 2005. The examination is nearing completion; however, no projections as to the outcome can be made at this time. The Company is no longer subject to US federal income tax examinations by the Internal Revenue Service and most state and local authorities for fiscal years ending prior to March 31, 2004 (certain state authorities may subject the Company to examination up to the period ending March 31, 2003). The Company does, however, have a prior year net operating loss as a result of a previous acquisition which will remain open for examination.

7. LEASES

The Company leases certain equipment and vehicles under noncancelable operating leases expiring in various years though fiscal 2013.

The following is a schedule of minimum lease payments on noncancelable operating leases with initial or remaining terms of one year or more at March 31, 2008:

Year ended March 31,
2009	$261,000
2010	195,000
2011	23,000
2012	7,000
2013	4,000

$490,000

Rental expense under operating leases were $676,000, $706,000 and $186,000, for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

8. LONG TERM DEBT

March 31,	2008	2007
Revolving Credit Agreement (a)	$920,000	$200,000
Term Loan (a)	44,750,000	57,750,000
Industrial Revenue Bonds (b)	2,080,000	2,440,000

	47,750,000	60,390,000
Less current portion	13,360,000	13,360,000

	$34,390,000	$47,030,000

(a)	On October 17, 2006, the Company entered into a credit agreement with certain lenders and a bank acting as administration agent for the lenders (the “Credit Agreement”). The Credit Agreement, as amended, provides for borrowing of $85,000,000 and is divided into two types of borrowing facilities, (i) a term loan with a principal amount of $65,000,000 which is payable in twenty consecutive equal quarterly installments which will commence on March 31, 2007, and (ii) revolving credit agreement, which amounts may be borrowed, repaid and reborrowed up to $20,000,000. As of March 31, 2008, $44,750,000 is outstanding on the term loan and $920,000 is outstanding on the revolving credit agreement.

Both the term loan and revolving credit agreement bear interest at the “alternate base rate” plus the applicable margin or at the Company’s option the “LIBOR rate” plus the “applicable margin.” The alternate base rate shall mean a rate per annum equal to the greater of (a) the Prime rate or (b) the Base CD rate in effect on such day plus 1% and (c) the Federal Funds Effective Rate in effect on such day plus  1/2 of 1%. “Applicable margin” shall mean with respect to an adjusted LIBOR loan a range of 75 basis points to 150 basis points. With respect to an alternate base rate loan, the applicable margin shall range from 0 basis points to 50 basis points. The rates for both LIBOR and alternate base rate loans are established quarterly based upon agreed upon financial ratios. Borrowings under this agreement are collateralized by all the assets of the Company, and the agreement contains certain restrictive covenants, which, among other matters, impose limitations with respect to the incurrence of liens, guarantees, merger, acquisitions, capital expenditures, specified sales of assets and restricts the payment of dividends. The Company is also required to maintain various financial ratios which will be measured quarterly. As of March 31, 2008, the Company is in compliance with all such covenants and financial ratios.

(b)

On July 9, 1997 the Company acquired approximately 32 acres of land located in Arden, North Carolina and an existing 205,000 square foot building located thereon (the “Arden Facility”). The purchase price for the Arden Facility was $2,900,000, which was paid at closing. The acquisition of the Arden Facility was financed with the proceeds from the issuance and sale by The Buncombe County Industrial Facilities and Pollution Control Financing Authority of its $5,500,000 Industrial Development Revenue Bonds (Medical Action Industries Inc. Project), Series 1997 (the “Bonds”). Interest on the Bonds is payable on the first business day of each January, April, July and October commencing October, 1997 and ending July, 2013. Principal payments are due and payable in 60 consecutive quarterly installments of $90,000 commencing October 1, 1998 and ending July 1, 2013 with a final maturity payment of $190,000. The Bonds bear interest at a variable rate, determined weekly. The interest rate on the Bonds at March 31, 2008 was 3.5% per annum. In connection with the issuance of the Bonds, the Company entered into a Letter of Credit and Reimbursement Agreement dated as of July 1, 1997 with a bank for approximately $5,800,000 (the “Reimbursement Agreement”) to support principal and interest payments of the Bonds and requires payment of an annual fee of .85% of the remaining balance. The Company also entered into a Remarketing Agreement, pursuant to which the Remarketing Agent will use its best efforts to arrange for a sale in the secondary market of such Bonds. The Remarketing Agreement provides for the payment of an annual fee of .125% of the remaining balance.

As of March 31, 1998, the Company had used all of the $5,500,000 proceeds from the Bonds for the purchase and rehabilitation of the Arden Facility and for the acquisition of machinery and equipment.

Maturities of long-term debt are as follows at March 31, 2008:
2009	$13,360,000
2010	13,360,000
2011	13,360,000
2012	6,110,000
2013	360,000
Thereafter	1,200,000

$47,750,000

The Company had unamortized deferred financing costs of $213,000 and $250,000 included in other assets, net at March 31, 2008 and 2007, respectively. These costs related to the Company’s term loan and revolving credit agreement. The costs are being amortized in the amount of approximately $59,000 per year for fiscal years 2009-2011, $36,000 for fiscal year 2012 and $1,000 for fiscal year 2013.

In April 2007, we entered into an interest rate swap agreement to manage our exposure to interest rate changes. The swap efficiently converts a portion of our variable rate debt under the credit agreement to a fixed rate, without exchanging the notional principal amounts. At March 31, 2008, we had an interest swap rate agreement (in a notional principal amount of $30,000,000), which is scheduled to mature in March 2010. Under this agreement, we receive a floating rate based on the LIBOR interest rate, and pay a fixed rate of 5.02% plus the applicable margin. If, at any time, the swap is determined to be ineffective, in whole or in part, the fair value of the portion of the interest swap determined to be ineffective will be recognized as gain or loss in the statement of operations for the applicable period.

9. EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted net earnings per share computations for the years ended March 31, 2008, 2007 and 2006, respectively.

	2008	2007	2006
NUMERATOR:
Net income for basic and Diluted earnings per share	$13,225,170	$12,969,346	$11,461,416

DENOMINATOR:
Denominator for basic earnings per share – weighted average shares	15,951,924	15,796,123	15,643,546
Effect of dilutive securities:
Employee stock options	380,462	348,267	269,145
Warrants	—	—	302

Dilutive potential common shares	380,462	348,267	269,447
Denominator for diluted earnings per share – adjusted weighted average shares	16,332,385	16,144,390	15,912,993

Basic earnings per share	$0.83	$0.82	$0.73

Diluted earnings per share	$0.81	$0.80	$0.72

10. SHAREHOLDERS’ EQUITY AND STOCK PLANS

During fiscal 1990, the Company’s Board of Directors and stockholders approved a Non-Qualified Stock Option Plan (the “Non-Qualified Option Plan”). The Non-Qualified Option Plan, as amended, authorizes the granting to employees of the Company options to purchase an aggregate of 3,975,000 shares of the Company’s common stock. The options are granted with an exercise price equal to the fair market price or at a value that is not less than 85% of the fair market value on the date of grant. The options are exercisable in two installments on the second and third anniversary of the date of grant. Options expire from five to ten years from the date of grant unless the employment is terminated, in which event, subject to certain exceptions, the options terminate two months subsequent to date of termination. The number of shares exercisable at March 31, 2008, 2007 and 2006 were 146,083, 227,479 and 211,875, respectively.

In 1994, the Company’s Board of Directors and stockholders approved the 1994 Stock Incentive Plan (the “Incentive Plan”), which, as amended, covers 3,525,000 shares of the Company’s common stock. The Incentive Plan, which expires in 2015, permits the granting of incentive stock options, shares of restricted stock and non-qualified stock options. All officers and key employees of the Company and its affiliates are eligible to participate in the Incentive Plan. The Incentive Plan is administered by the Compensation Committee of the Board of Directors, which determines the persons to whom, and the time at which, awards will be granted. In addition, the Compensation Committee decides the type of awards to be granted and all other related terms and conditions of the awards. The per share exercise price of any option may not be less than the fair market value of a share of common stock at the time of grant. The number of non-qualified options exercisable at March 31, 2008, 2007 and 2006 were 835,146, 689,609 and 378,860, respectively. No incentive options have been issued under this plan.

The following is a summary of the changes in restricted stock granted under the 1994 Stock Incentive Plan for the years presented:

	2008		2007		2006
	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Beginning Balance	48,750	$14.86	37,500	$14.87	—	$—
Granted	—	$—	11,250	$14.85	37,500	$14.87
Exercised	(9,376)	$16.72	—	$—	—	$—
Cancelled	—	$—	—	$—	—	$—

Ending Balance	39,374	$14.42	48,750	$14.86	37,500	$14.87

Grants of restricted stock are common stock awards granted to recipients with specified vesting provisions. The restricted stock issued vests based upon the recipients continued service over time (five-year vesting period). The Company estimates the fair value of restricted stock based on the Company’s closing stock price on the date of grant.

The Company’s 1996 Non-Employee Director Stock Option Plan (the “Director Plan”) was approved by the stockholders in August 1996 and, as amended, covers 750,000 shares of the Company’s common stock. Under the terms of the Director Plan, which expires in 2015, each non-employee director of the Company will be granted each year an option to purchase 2,500 shares of the Company’s common stock. These options vest immediately and have an exercise price equal to the fair market price of the common stock at the time of grant. All of the options to purchase 57,500 shares were exercisable at March 31, 2008.

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

The following is a summary of the changes in the outstanding options for all of the Company’s plans during the years ended March 31, 2008 and 2007, respectively:

2008

	Shares	Weighted Average Exercise Price	Remaining Weighted Average Contract Life (years)	Aggregate Intrinsic Value
Outstanding at April 1, 2007	1,418,562	$10.20	6.8	$19,452,000
Granted	282,200	21.41
Exercised	(204,875)	5.88		$3,482,000
Forfeited	(105,825)	17.95

Outstanding at March 31, 2008	1,390,062	$12.52	6.5	$6,756,000

Options exercisable at March 31, 2008	1,038,730	$9.74	5.1	$5,414,000

2007

	Shares	Weighted Average Exercise Price	Remaining Weighted Average Contract Life (years)	Aggregate Intrinsic Value
Outstanding at April 1, 2006	1,284,234	$9.10		$8,989,000
Granted	254,000	15.98
Exercised	(30,422)	10.19		$3,482,000
Forfeited	(55,500)	12.90
Expired	(33,750)	6.53

Outstanding at March 31, 2007	1,418,562	$10.20	6.8	$19,452,000

Options exercisable at March 31, 2007	609,263	$6.78	4.9	$10,433,000

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options pricing model. The following weighted average assumptions were used for grants during the years ended March 31, 2008, 2007, and 2006, respectively: expected volatility of 34.6%, 34.7% and 30.1%; a risk-free interest rate of 4.7%, 4.7% and 4.2%; a forfeiture rate of 3.0%, 3.0% and 0.0%; and an expected life of 5.3, 5.3 and 8.0 years. The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the life of the grant. The expected volatility is based on the historical volatility of the Company’s stock.

The weighted average fair value of options granted was $8.56, $6.45 and $5.30 for the years ended March 31, 2008, 2007 and 2006, respectively. The total fair value of shares vested during the year ended March 31, 2008 was $2,680,000. As of March 31, 2008, there was $2,255,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s plans; that cost is expected to be recognized over a period of three years.

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

Pro forma information required under SFAS No. 123 for periods prior to fiscal 2007 as if the Company had applied the fair value recognition provisions of SFAS No. 123, to options granted under the Company’s equity incentive plans, was as follows:

2006
Net income – as reported	$11,461,416
Deduct: Total stock-based employee compensation expense determined under fair value based method from all awards, net of related tax effects	966,750

Net income – pro forma	$10,494,666

Earnings per share as reported:
Basic	$.73
Diluted	$.72

Earnings per share – pro forma:
Basic	$.67
Diluted	$.67

Options activity under the option plans during the three years ended March 31, 2008 is summarized as follows:

					1996 Non-Employee		Weighted Average Option Price Per Share
	Non-Qualified Option Plan		1994 Stock Incentive Plan		Directors Stock Option Plan
	Number of Shares	Option Price Per Share	Number of Shares	Option Price Per Share	Number of Shares	Option Price Per Share
Balance at March 31, 2005	310,875	$1.92-$8.87	926,363	$2.67-$12.47	41,250	$2.00-$10.89	$7.71

Granted	—	—	330,750	$11.79-$12.41	18,750	$12.45	$11.98
Exercised	(99,000)	$1.92-$2.67	(198,629)	$7.28-$9.31	—	—	$6.37
Forfeited	—	—	(46,125)	$8.50-$11.93	—	—	$10.53

Balance at March 31, 2006	211,875	$1.92-$8.87	1,012,359	$2.67-$12.47	60,000	$2.00-$12.45	$9.47

Granted	204,500	$14.76-$23.27	30,750	$15.31	18,750	$14.76	$15.98
Exercised	—	—	(30,422)	$8.50-$11.48	—	—	$10.17
Forfeited	(12,750)	$14.76-$17.71	(42,750)	$8.87-$12.27	(33,750)	$2.00-$12.45	$10.55

Balance at March 31, 2007	403,625	$1.92-$23.27	969,937	$2.67-$15.31	45,000	$10.89-$14.76	$10.20
Granted	179,700	$17.38-$22.10	90,000	$21.67	12,500	$22.10	$21.41
Exercised	(97,000)	$1.92-$2.67	(107,875)	$2.67-$11.93	—	—	$5.88
Forfeited	(94,200)	$14.76-$23.27	(11,625)	$8.50-$15.31	—	—	$17.95

Balance at March 31, 2008	392,125	$1.92-$23.27	940,437	$7.17-$21.67	57,500	$10.89-$22.10	$12.52

The following is a summary of changes in non-vested stock options for the year ended March 31, 2008:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested shares at April 1, 2007	733,416	$6.10
Granted	282,200	$8.56
Exercised	(204,875)	$3.35
Forfeited	105,825	$7.21
Vested	(424,391)	$6.32

Non-vested shares at March 31, 2008	492,175	$6.70

Table of options and bonus shares available for future issuance as of March 31, 2008:

	Non-Qualified Option Plan	1994 Stock Incentive Plan	1996 Directors Stock Option Plan	Total
Authorized by Directors and Stockholders.	3,975,000	3,525,000	750,000	8,250,000
Options previously exercised	(3,099,812)	(1,784,312)	(78,750)	(4,962,874)
Bonus shares previously granted	—	(93,750)	—	(93,750)
Options Outstanding	(392,125)	(940,437)	(57,500)	(1,390,062)

Remaining for future issuance	483,063	706,501	613,750	1,803,314

11.	RETIREMENT PLANS

401(k) PLAN

Effective April 1, 1988, the Company adopted a retirement plan for all of its employees pursuant to section 401(k) of the Internal Revenue Code. Subject to the terms and conditions of the plan, each eligible employee may contribute up to 15% of his or her compensation as defined therein. In addition, the Plan provides for a discretionary matching company contribution of 50% (25% during fiscal 2006, the match increase became effective April 1, 2006) of the employee’s contribution up to a maximum of 6% of their compensation. The Company’s contribution vests over a period of four years and amounted to $582,000 in 2008, $400,000 in 2007 and $169,000 in 2006.

DEFINED BENEFIT PLAN

The Company acquired a defined benefit pension plan (the “Plan”) with the MMP acquisition. The Plan covers certain employees of MMP who are members of the Service Employees International Union. The benefit accruals for the Plan were frozen as of December 31, 1999. The Company’s funding policy is to make the minimum annual contributions required by applicable regulations.

The following table sets forth the Plan’s funded status and amount recognized in the Company’s financial statements as of and for the year ended March 31:

	2008	2007
Actuarial present value of benefit obligations:
Vested benefit obligation	$(1,014,149)	$(1,221,080)

Accumulated benefit obligation	$(1,055,151)	$(1,221,080)

Projected benefit obligation	$(1,055,151)	$(1,221,080)
Plan assets at fair value as of measurement date	973,070	983,688

Projected benefit obligation in excess of plan assets	$(165,884)	$(237,392)
Unrecognized actuarial gain	83,803	6,949

Accrued pension costs	$(82,081)	$(230,443)

Amount recognized in consolidated balance sheet:
Accrued pension costs	$(82,081)	$(230,443)
Accrued benefit liability	83,803	6,949

Minimum pension liability adjustment included in accumulated other comprehensive income
Net amount recognized	83,803	6,949

	$(82,081)	$(230,443)

Weighted-average actuarial assumptions used to calculate net periodic pension cost, fiscal year-end liabilities and funding status as of March 31, 2008 (measurement date) were as follows:

	2008	2007
Rate of future benefit increases	none assumed	none assumed
Discount rate	5.90%	5.75%
Expected rate of return on plan assets	8.00%	8.00%

The net periodic pension cost was as follows:

	2008	2007
Service cost—benefits earned during the period	$—	$—
Interest cost on projected benefit obligation	69,452	33,731
Gain (loss) on assets	62,243	(64,472)
Net amortization and deferral	(145,302)	27,281

Net periodic pension cost	$(13,607)	$(3,460)

Weighted-average asset allocation by asset category as of March 31, 2008 and 2007 were as follows:

	Target Range	2008	2007
Equity securities	30%-90%	79%	80%
Debt securities	10%-70%	17%	17%
Cash	0%-20%	4%	3%

Total		100%	100%

Benefits paid were approximately $12,000 and $14,000 for the years ended March 31, 2008 and 2007, respectively. The Company estimates the following future benefit payments under the plan for the years ending March 31:

2009	$27,000
2010	29,000
2011	32,000
2012	32,000
2013	35,000
Years 2014-2018	242,000

The Company’s investment policy for the Plan’s assets is to balance risk and return through a diversified portfolio of marketable securities, including common and preferred stocks, convertible securities, government, municipal and corporate bonds, mutual and collective investment funds, and short-term money market instruments. Maturities for fixed income securities are managed so that sufficient liquidity exists to meet near-term benefit-payment obligations. The expected rate of return on plan assets is based upon expectations of long-term average rates of return to be achieved by the underlying investment portfolios. In establishing this assumption, the Company considers historical and expected rates of return for the asset classes in which the Plan’s assets are invested, as well as current economic and capital market conditions.

12.	OTHER MATTERS

(a) Sales to Owens and Minor Inc. and Cardinal Health Inc. (the “Distributors”) accounted for approximately 37% and 21% respectively for the fiscal year ended March 31, 2008, 37% and 22%, respectively, for the fiscal year ended March 31, 2007, 33% and 19% of net sales, respectively, for the fiscal year ended March 31, 2006. Although the Distributors may be deemed in a technical sense to be major purchasers of the Company’s products, the Distributors typically serve as a distributor under a purchase order or supply agreement between the customer and the Company and do not purchase for their own accounts. The Company, therefore, does not believe it is appropriate to categorize the Distributors as actual customers.

(b) Product development costs charged to expense were $898,000, $788,000, and $599,000 for the years ended March 31, 2008, 2007 and 2006, respectively.

(c) The Company is a party to lawsuits arising out of the conduct of its ordinary course of business. While the results of such lawsuits cannot be predicted with certainty, management does not expect that the ultimate liabilities, if any, will have a material adverse effect on the financial position or results of operations of the Company.

(d) The Company operates in one industry, disposable medical products.

(e) Shipping costs are included in Cost of Sales. Handling costs of $6,480,000, $4,143,000 and $2,351,000 for the years ended March 31, 2008, 2007 and 2006 respectively, are included in selling, general and administrative expenses.

(f) The Company’s international sales were $8,888,000, $6,587,000 and $4,807,000 for the years ended March 31, 2008, 2007 and 2006, respectively. The majority of these sales were to customers based in North America.

(g) Accrued expenses as of March 31 are summarized as follows:

	2008	2007
Accrued compensation and employee benefits	$1,959,497	$1,947,376
Accrued accounts payable	2,783,396	1,629,377
Accrued restructuring	1,631,496	1,992,446
Other accrued liabilities	3,760,823	3,828,248

	$10,135,212	$9,397,447

(h) The Company has entered into agreements with three of its executive officers and a vice president, which provide certain benefits in the event of a change in control of the Company. A “change in control” of the Company is defined as, in general, the acquisition by any person of beneficial ownership of 20% or more of the voting stock of the Company, certain business combinations involving the Company or a change in a majority of the incumbent members of the Board of Directors, except for changes in the majority of such members approved by such members. If, within two years after a change in control, the Company or, in certain circumstances, the executive, terminates his employment, the executive is entitled to a severance payment equal to three times (i) such executive’s highest annual salary within the five-year period preceding termination plus (ii) a bonus increment equal to the average of the two highest of the last five bonuses paid to such executive. In addition, the executive is entitled to the continuation of all employment benefits for a three-year period, the vesting of all stock options and certain other benefits, including payment of an amount sufficient to offset any “excess parachute payment” excise tax payable by the executive pursuant to the provisions of the Internal Revenue Code of any comparable provision of state law. As of March 31, 2008, the estimated potential aggregate compensation payable to these three executive officers and vice president under the Company’s compensation and benefit plans and arrangements in the event of termination of such executive’s employment following a change in control amounted to approximately $8,700,000.

(i) The Medegen Tennessee facility is comprised of approximately 25 acres in a light industrial park, located in Gallaway, TN and was acquired by Medegen in 1998. As part of its due diligence activities prior to the acquisition of the facility by Medegen, consultants found chlorinated solvents in the groundwater adjacent to the manufacturing plant, which is in the process of being remediated.

Medegen is fully indemnified by the prior owner (“Indemnitor”) for all costs associated with the environmental remediation as well as any claims that may arise, including third party claims. As security for the indemnification obligations, Indemnitor is required, on a quarterly basis, to provide proof of cash balances, marketable securities or available, unused lines of credit equal to the expected cost of all future remediation activities plus $500,000. Now that full-scale remediation has begun, Indemnitor will be required to provide Letters of Credit (“LC”) to secure their future obligations beginning with a $3,000,000 LC in December 2009, dropping $2,000,000 in December 2011 and reducing to $1,000,000 from December 2014 through December 2017. The LC amounts approximate the expected remaining remediation costs at each point in time. No assurance can be given that the Indemnitor will have the financial resources to complete the environmental remediation and/or defend any claims that may arise, that recommended cleanup levels will be achieved over the long term, or that further remedial activities will not be required.

13.	SUMMARY OF QUARTERLY FINANCIAL DATA (dollars in thousands except per share data)(Unaudited)

	Quarter Ended
	30-Jun	30-Sep	31-Dec	31-Mar
2008
Net Sales	$70,246	$72,285	$75,898	$72,099
Gross Profit	17,109	16,442	16,736	14,165
Net income	3,512	3,268	3,648	2,797
Net income per common share
Basic	$0.22	$0.21	$0.23	$0.18
Diluted	$0.22	$0.20	$0.22	$0.17

	Quarter Ended
	30-Jun	30-Sep	31-Dec	31-Mar
2007
Net Sales	$39,031	$42,173	$66,719	$69,405
Gross Profit	9,634	10,693	16,607	16,438
Net income	2,621	2,973	4,148	3,227
Net income per common share
Basic	$0.17	$0.19	$0.26	$0.20
Diluted	$0.17	$0.19	$0.25	$0.19

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act) as of March 31, 2008. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures were (i) designed to ensure that material information relating to the Company, is made known to the Company’s Chief Executive Officer and Principal Financial Officer, particularly during the period in which this report was being prepared and (ii) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s independent public accountants have also issued an audit report on the Company’s internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

    Medical Action Industries Inc.

We have audited the accompanying consolidated balance sheets of Medical Action Industries Inc. and Subsidiaries (a Delaware corporation) as of March 31, 2008 and 2007, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Action Industries Inc. and Subsidiaries as of March 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation effective April 1, 2006, in connection with the adoption of Financial Statement Standard No. 123 (revised 2004) “Share-Based Payment.”

As discussed in Note 11 to the consolidated financial statements, the Company changed its method of accounting for defined benefit pension plan and other postretirement plans, effective as of March 31, 2007, in connection with the adoption of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Pension and Other Post Retirement Plans.”

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” effective April 1, 2007.

We also have audited, in accordance with the standards of the Public Company Oversight Board (United States), Medical Action Industries Inc. and Subsidiaries’ internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 2, 2008 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

GRANT THORNTON LLP

New York, New York

June 2, 2008

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Principal Financial Officer and effected by the Company’s board of directors, management and other personnel, to provided reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the Company;

2.	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. In making this assessment, the Company’s management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of our internal control over financial reporting as prescribed above for the periods covered by this report. Based on our evaluation, our Chief Executive Officer and Principal Financial Officer concluded that the Company’s internal control over financial reporting is effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

    Medical Action Industries Inc.

We have audited Medical Action Industries Inc. and Subsidiaries’ (a Delaware Corporation) internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Medical Action Industries Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Medical Action Industries Inc. and Subsidiaries’ internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, Medical Action Industries Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Medical Action Industries Inc. and Subsidiaries as of March 31, 2008 and 2007 and the related statements of operations, shareholders’ equity and cash flows, for each of the three years in the period ended March 31, 2008, and our report dated June 2, 2008 expressed an unqualified opinion on those consolidated financial statements and includes explanatory paragraphs relating to the application of FASB Interpretation No. 48 effective April 1, 2007, and the application of Statement of Financial Accounting Standards No. 123(R) as of April 1, 2006 and No. 158 as of March 31, 2007.

/s/ GRANT THORNTON LLP

GRANT THORNTON LLP

New York, New York

June 2, 2008

ITEM 9B – OTHER INFORMATION

None

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of the names and ages of all of our directors and executive officers, including all positions and offices they hold with the Company as of June 1, 2008. The Company’s Certificate of Incorporation provides that the board of directors shall consist from between three and eleven members, as determined from time to time by the board, divided into three classes as nearly equal in number as possible. Our executive officers hold office at the pleasure of the board of directors.

Name	Age	Position
Paul D. Meringolo	50	Chairman of the Board (Chief Executive Officer and President)

Richard G. Satin	53	Vice President of Operations, General Counsel and Corporate Secretary (Principal Financial Officer)

Manuel B. Losada	44	Vice President of Sales and Marketing

Eric Liu	46	Vice President of International Operations and Global Development

Charles L. Kelly, Jr.	48	Chief Financial Officer

Henry A. Berling	65	Director

William W. Burke	49	Director

Dr. Philip F. Corso	80	Director

Kenneth R. Newsome	48	Director

Bernard Wengrover	83	Director

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

Mr. Charles L. Kelly, Jr. was appointed the Company’s Chief Financial Officer in April 2008 and has 25 years of finance and public accounting experience. Prior to joining Medical Action, Mr. Kelly was employed by Chem RX Corporation, an institutional pharmacy serving long-term care facilities, serving as Chief Financial Officer from August 2006 to March 2008. Prior to his position at Chem RX, Mr. Kelly was employed by Spotless Group Ltd., an international provider of industrial and governmental support services and provider of injection molded products and related services to U.S. and European based retailers, serving as Senior Vice President of U.S. Operations (Retailer Services Division) from November 2003 to June 2006 and as Global Vice President of Finance and Administration (Retailer Services Division) from April 1995 through June 2006. Mr. Kelly also worked for several years in the audit department of PriceWaterhouseCoopers. Mr. Kelly holds a B.S. degree in Accounting from State University of New York, Albany and is a member of the New York State Society of Certified Public Accountants and American Institute of Certified Public Accountants.

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

Mr. William W. Burke, a director since August 2004, served as Executive Vice President and Chief Financial Officer of ReAble Therapeutics, Inc., a diversified orthopedic device company from August 2004 to November 2007, and is currently serving as a consultant. Mr. Burke served as Chief Financial Officer, Treasurer and Secretary of Cholestech Corporation, a publicly traded medical products company from March 2001 to August 2004. For more than fifteen years prior thereto, Mr. Burke was a senior investment banker with such firms as Bear, Stearns & Co., Inc., Everen Securities, Inc. and Principal Financial Securities, where he provided financing and advisory services to companies in healthcare and other industry sectors. Mr. Burke holds a Bachelors of Business Administration degree in Finance from the University of Texas at Austin and a Masters of Business Administration degree from University of Pennsylvania’s Wharton Graduate Business School.

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

ITEM 11 – EXECUTIVE COMPENSATION

See information under the caption “Compensation Discussion and Analysis” in the Company’s Proxy Statement, which information is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See the information under the caption “Stock Ownership Information” in the Company’s Proxy Statement, which information is incorporated herein by reference.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the information under the caption “Certain Relationships and Related Transactions” in the Company’s Proxy Statement, which information is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

See the information under the caption “Ratification of Independent Certified Registered Public Accounting Firm” in the Company’s Proxy Statement, which information is incorporated herein by reference.

Those items which are incorporated by reference to the Company’s definitive Proxy Statement relating to the Annual Meeting of Stockholders is scheduled to be held on August 14, 2008. The definitive Proxy Statement will be filed with the Commission not later than 120 days after March 31, 2007, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted because they are not required, not applicable or the information is included in the financial statements or notes thereto.

(a) (3)	Exhibits:

Exhibit No.
2.1	Agreement and Plan of Reorganization dated as of August 12, 1994 among Registrant, QuanTech Acquisition Corp. and QuanTech, Inc. (Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1995).

2.2	Purchase Agreement dated as of January 30, 1996 among Registrant, SBW Acquisition Corp., Lawson Mardon Medical Products, Inc. and Lawson Mardon Medical Products, a trading division of Lawson Mardon Packaging UK Ltd. (Exhibit 2 to the Company’s Current Report on Form 8-K dated February 6, 1996).

2.3	Asset Purchase Agreement dated as of March 9, 1999 between Acme United Corporation and Registrant (Exhibit 2 to the Company’s Current Report on Form 8-K dated April 1, 1999).

2.4	Asset Purchase Agreement dated as of October 3, 2001 between Medi-Flex Hospital Products, Inc. and Registrant (Exhibit 2 to the Company’s Current Report on Form 8-K dated November 30, 2001).

2.5	Asset Purchase Agreement dated as of May 9, 2002 between MD Industries Acquisition LLC and Registrant (Exhibit 2 to the Company’s current report on Form 8-K dated June 21, 2002).

2.6	Asset Purchased Agreement dated as of August 30, 2002, between Maxxim Medical, Inc. and Registrant (Exhibit 2 to the Company’s current report on Form 8-K dated October 25, 2002.

2.7	Membership Interest Purchase Agreement dated as of October 17, 2006 among Registrant, Medegen Holdings, LLC; Medegen Medical Products, LLC; Medegen Newco, LLC; and MAI Acquisition Corp. (Exhibit 2 to the Company’s Current Report on Form 8-K dated October 18, 2006).

3.1	Certificate of Incorporation, as amended. (Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002)

3.2	By-Laws, as amended (Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1988).

10.1	1996 Non-Employee Director Stock Option Plan, as amended (Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2007)

10.2	1989 Non-Qualified Stock Option Plan, as amended (Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2007)

10.3	1994 Stock Incentive Plan, as amended (Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2007)

10.4	Employment Agreement dated as of February 1, 1993 between the Registrant and Paul D. Meringolo (Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1993).

10.5	Modification Agreement dated as of June 3, 2003 between the Registrant and Paul D. Meringolo (Exhibit 10 to the Company’s current report on Form 8-K dated June 3, 2003).

10.6	Letter Agreement dated as of April 13, 2007 between Registrant and Paul D. Meringolo (Exhibit 10 to the Company’s current report on Form 8-K dated April 13, 2007).

10.7	Change in Control Agreement dated as of June 1, 1995 between the Registrant and certain executive officers (Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1995).

13.1	Annual Report to Stockholders for the year ended March 31, 2008*

23.1*	Consent of Registered Independent Public Accounting Firm

99.1*	Additional Exhibit – Undertakings

(b)	Exhibits

The response to this portion of Item 16 is submitted as a separate section of this report.

(c)	Financial Statement Schedules

The response to this portion of Item 16 is submitted as a separate section of this report.

With the exception of the aforementioned information incorporated by reference in this Annual Report on Form 10-K, the Company’s Annual Report to Stockholders for the year ended March 31, 2008 is not to be deemed “filed” as part of this report.

*	Filed herewith

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of June, 2008.

MEDICAL ACTION INDUSTRIES INC.

By:	/s/ Paul D. Meringolo
Paul D. Meringolo
Chairman of the Board
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on June 5th, 2008 by the following persons in the capacities indicated:

/s/ Paul D. Meringolo	Chairman of the Board
Paul D. Meringolo	Chief Executive Officer, President and Director

/s/ Charles L. Kelly Jr.	Chief Financial Officer
Charles L. Kelly, Jr.

/s/ Richard G. Satin	Vice President - General Counsel,
Richard G. Satin	Corporate Secretary and Director

/s/ Bernard Wengrover	Director
Bernard Wengrover

Director
Philip F. Corso

/s/ William W. Burke	Director
William W. Burke

/s/ Henry A. Berling	Director
Henry A. Berling

/s/ Kenneth R. Newsome	Director
Kenneth R. Newsome

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM ON SCHEDULE

Stockholders and Board of Directors

Medical Action Industries Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Medical Action Industries Inc. and Subsidiaries referred to in our report dated June 2, 2008, which is included in the annual report to security holders and incorporated by reference in Part II of this form. Our report on the consolidated financial statements includes explanatory paragraphs relating to the application of FASB Interpretation No. 48 as of April 1, 2007, and the application of Financial Accounting Standards No. 123(R) as of April 1, 2006 and No. 158 as of March 31, 2007. Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP

GRANT THORNTON LLP

New York, New York

June 2, 2008

S-1

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

M EDICAL ACTION INDUSTRIES INC.

COL. A	COL. B	COL. C				COL. D	COL. E
ADDITIONS
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses		Charged to Other Accounts - Describe		Other Changes - Add(Deduct) - Describe	Balance at End of Period
Year ended March 31, 2008
Deducted from asset accounts:
Allowance for doubtful accounts	$536,880	$86,175		—	(1)	$(38,385)	$584,670
Reserve for slow moving and obsolete inventory	$663,666	$401,902		—	(2)	$(175,031)	$890,537
Total Valuation and Qualifying Accounts	$1,200,546	$488,077		—		$(213,416)	$1,475,207
Year ended March 31, 2007
Deducted from asset accounts:
Allowance for doubtful accounts	$368,561	$44,451	(3)	$179,890	(1)	$(56,022)	$536,880
Reserve for slow moving and obsolete inventory	$174,331	$377,965	(3)	$315,651	(2)	$(204,281)	$663,666
Total Valuation and Qualifying Accounts	$542,892	$422,416		$495,541		$(260,303)	$1,200,546
Year ended March 31, 2006
Deducted from asset accounts:
Allowance for doubtful accounts	$366,561	$72,000		—	(1)	$(70,000)	$368,561
Reserve for slow moving and obsolete inventory	$226,862	$309,462		—	(2)	$(361,993)	$174,331
Total Valuation and Qualifying Accounts	$593,423	$381,462		—		$(431,993)	$542,892

(1)	Write off of uncollectible accounts.
(2)	Disposal of slow moving and obsolete inventory.
(3)	Opening balance for MMP at October 17, 2006.

S-1

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED March 31, 2008

MEDICAL ACTION INDUSTRIES INC.

(Exact name of registrant as specified in its charter)

EXHIBIT INDEX

Exhibit No.
13.1	Annual Report to Stockholders for the year ended March 31, 2008

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Additional Exhibit – Undertakings