Form 10-Q
period 2008-06-30
MEDICAL ACTION INDUSTRIES INC
filed 2008-08-08
CIK 748270

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 16,020,661 shares of common stock as of August 8, 2008.

FORM 10-Q

Item 1.

MEDICAL ACTION INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

ASSETS

	June 30, 2008	March 31, 2008
	(Unaudited)
Current Assets
Cash and cash equivalents	$1,132	$2,104
Accounts receivable, less allowance for doubtful accounts of $610 at June 30, 2008 and $585 at March 31, 2008	27,769	24,038
Inventories, net	38,762	33,493
Prepaid expenses	1,646	952
Deferred income taxes	1,663	1,663
Prepaid income taxes	288	1,662
Other current assets	1,310	341

Total Current Assets	72,570	64,253

Property, plant and equipment, net	35,122	33,681
Goodwill	80,699	80,699
Trademarks	1,266	1,266
Other intangible assets, net	15,764	16,159
Other assets, net	2,817	2,978

Total Assets	$208,238	$199,036

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2008	March 31, 2008
	(Unaudited)
Current Liabilities
Accounts payable	$18,205	$14,112
Accrued expenses, payroll and payroll taxes	9,556	11,519
Current portion of capital lease obligations	125	125
Current portion of long-term debt	13,360	13,360

Total Current Liabilities	41,246	39,116

Deferred income taxes	9,720	9,720
Capital lease obligations, less current portion	2	31
Long-term debt, less current portion	38,666	34,390

Total Liabilities	89,634	83,257

Commitments and Contingencies

Shareholders’ Equity

Common stock 40,000,000 shares authorized, $.001 par value; issued and outstanding 16,020,661 shares at June 30, 2008 and 16,020,661 shares at March 31, 2008	16	16
Additional paid-in capital, net	27,397	27,029
Accumulated other comprehensive (loss) income	(54)	35
Retained earnings	91,245	88,699

Total Shareholders’ Equity	118,604	115,779

Total Liabilities and Shareholders’ Equity	$208,238	$199,036

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in thousands except per share data)

(Unaudited)

	Three Months Ended June 30,
	2008	2007
Net sales	$77,395	$70,246
Cost of sales	62,345	53,137

Gross profit	15,050	17,109
Selling, general and administrative expenses	10,461	10,425
Interest expense	485	1,003
Interest income	(1)	(2)

Income before income taxes	4,105	5,683
Income tax expense	1,559	2,171

Net income	$2,546	$3,512

Net income per share basic	$0.16	$0.22

Net income per share diluted	$0.16	$0.22

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Three Months Ended June 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$2,546	$3,512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	985	1,003
Amortization	586	735
Provision for doubtful accounts	25	118
Stock-based compensation	366	410
Excess tax benefit from stock-based compensation	—	128
Tax benefit from exercise of options	2	383
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(3,756)	(496)
Inventories	(5,268)	821
Prepaid expenses and other current assets	(1,663)	(754)
Other assets	(31)	(755)
Accounts payable	4,093	(1,899)
Income taxes payable	1,373	1,448
Accrued expenses, payroll and payroll taxes	(1,104)	(1,328)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,846)	3,326

INVESTING ACTIVITIES
Purchase price and related acquisition costs	(448)	(43)
Purchases of property, plant and equipment	(2,925)	(973)

NET CASH USED IN INVESTING ACTIVITIES	(3,373)	(1,016)

FINANCING ACTIVITIES
Proceeds from revolving line of credit and long term borrowings	21,862	17,252
Principal payments on revolving line of credit, long term debt and capital lease obligations	(17,615)	(19,719)
Proceeds from exercise of employee stock options	—	135

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,247	(2,332)

Decrease in cash	(972)	(22)
Cash at beginning of year	2,104	827

Cash at end of period	$1,132	$805

Supplemental Disclosures:
Interest paid	$545	$891
Income taxes paid	$190	$212

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of Medical Action Industries Inc. (“Medical Action” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended March 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report for the year ended March 31, 2008.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements as well as the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimated. Significant estimates made by the Company include the allowance for doubtful accounts, inventory valuation, fair value of stock based compensation, income taxes, valuation of long-lived assets, accrued sales incentives and rebate reserves. A summary of the Company’s significant accounting policies is identified in Note 1 of the Consolidated Financial Statements in the Company’s Form 10-K for the fiscal year ended March 31, 2008. Users of financial information produced for interim periods are encouraged to refer to the notes contained in the 2008 Annual Report on Form 10-K when reviewing interim financial results. Since March 31, 2008 there have been no changes to the Company’s significant accounting policies or to the assumptions and estimates involved in applying these policies. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Note 2.	IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively for fiscal years beginning after November 15, 2007, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. As of April 1, 2008, we adopted SFAS 157. The adoption of SFAS 157 did not impact our consolidated financial statements in any material respect.

Item 1.

Note 2. (continued)

In December 2007, the FASB issued FSP FAS 157-b to defer SFAS 157’s effective date for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. Derivatives measured at fair value under FAS 133 were not deferred under FSP FAS 157-b. We are assessing the impact, if any, which the adoption of FSP FAS 157-b will have on our consolidated financial position, results of operations and cash flows.

Fair Value Options for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), including an amendment of FASB Statement No. 115. SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value. The Statement’s objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.

The new Statement establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, and is effective for us as of April 1, 2008. The adoption of SFAS 159 did not impact our consolidated financial statements in any material respect.

Business Combinations

In December 2006, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”) to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies to all transactions or other events in which an entity obtains control of one or more businesses, and combinations achieved without the transfer of consideration. The standard is effective for fiscal years beginning after December 15, 2008. SFAS 141R will have a significant impact on the manner in which we account for future acquisitions beginning in the fiscal year 2010.

Non-Controlling Interests in Consolidated Financial Statements

In December 2006, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” (“SFAS 160”) to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This Statement applies to all entities that prepare consolidated

Item 1.

Note 2. (continued)

financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement is effective for fiscal years beginning after December 15, 2008, which for us is the fiscal year beginning April 1, 2009. We are assessing the impact, if any, which the adoption of SFAS 160 will have on our consolidated financial position, results of operations and cash flows.

Disclosures About Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS 161”). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which for us is the fiscal year beginning April 1, 2009. We are assessing the impact, if any, which the adoption of SFAS 161 will have on our financial statement disclosures.

Note 3.	STOCK-BASED COMPENSATION PLANS

During fiscal 1990, the Company’s Board of Directors and stockholders approved a Non-Qualified Stock Option Plan (the “Non-Qualified Option Plan”). The Non-Qualified Option Plan, as amended, authorizes the granting to employees of the Company options to purchase an aggregate of 3,975,000 shares of the Company’s common stock. The options are granted with an exercise price equal to the fair market price of the common stock or at a value that is not less than 85% of the fair market value of the common stock on the date of grant. The options are exercisable in two installments on the second and third anniversary of the date of grant. Options expire ten years from the date of grant unless the employment is terminated, in which event, subject to certain exceptions, the options terminate two months subsequent to date of termination.

In 1994, the Company’s Board of Directors and stockholders approved the 1994 Stock Incentive Plan (the “Incentive Plan”), which, as amended, authorized 3,525,000 shares of the Company’s common stock for award under the Incentive Plan. The Incentive Plan, which expires in 2015, permits the granting of incentive stock options, shares of restricted stock and non-qualified stock options. All officers and key employees of the Company and its affiliates are eligible to participate in the Incentive Plan. The Incentive Plan is administered by the Compensation Committee of the Board of Directors, which determines the persons to whom, and the time at which, awards will be granted. In addition, the Compensation Committee decides the type of awards to be granted and all other related terms and conditions of the awards. The per share exercise price of any option may not be less than the fair market value of a share of common stock at the time of grant. No incentive options have been issued under this plan.

Item 1.

Note 3. (continued)

The following is a summary of restricted stock activity in our 1994 Stock Incentive Plan for the three months ended June 30, 2008:

	Shares	Weighted Average Grant Price
Non-vested at April 1, 2008	39,374	$14.42
Vested	(468)	$13.28

Non-vested at June 30, 2008	38,906	$14.43

Grants of restricted stock are common stock awards granted to recipients with specified vesting provisions. The restricted stock issued vests based upon the recipients continued service over time (five-year vesting period). The Company estimates the fair value of restricted stock based on the Company’s closing stock price on the date of grant.

In 1996, the Company’s Board of Directors and stockholders approved the 1996 Non-Employee Director Stock Option Plan (the “Director Plan”). The Director Plan which, as amended, authorized 750,000 shares of the Company’s common stock for award under the Director Plan. Under the terms of the Director Plan, which expires in 2015, each non-employee director of the Company will be granted each year an option to purchase 2,500 shares of the Company’s common stock. These options vest immediately and have an exercise price equal to the fair market price of the common stock at the time of grant.

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

In accordance with the adoption of SFAS 123R, we recorded stock-based compensation expense for the cost of stock options granted under our stock plans. Stock-based compensation expense recognized under the provisions of SFAS 123R were $326,000 ($202,000 net of tax) or $0.01 per basic share and $0.01 per diluted share and $388,000 ($241,000 after tax) or $0.02 per basic share and $0.01 per diluted share for the first quarter of fiscal 2009 and 2008, respectively.

Item 1.

Note 3. (continued)

The following is a summary of the changes in outstanding options for all of the Company’s plans during the three months ended June 30, 2008:

	Shares	Weighted average exercise price	Remaining Weighted average contract life (years)	Aggregate Intrinsic value
Outstanding at April 1, 2008	1,390,062	$12.52	6.5	$8,360,000
Granted	245,500	$16.27	—	1,558,000
Exercised	—	—	—	—
Forfeited	(18,625)	$17.70	—	(132,000)

Outstanding at June 30, 2008	1,616,937	$13.04	6.8	$9,786,000

Options exercisable at June 30, 2008	1,051,250	$10.67	5.6	$5,834,000

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options pricing model. The following weighted average assumptions were used for grants in the three months ended June 30, 2008 and 2007, respectively: expected volatility of 35.5% and 34.7%; a risk-free interest rate of 3.9% and 4.8% and an expected life of 5.3 years. The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the life of the grant. The expected volatility is based on the historical volatility of the Company’s stock.

The weighted average fair value of options granted was $6.35 and $8.67 for the three months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, there were approximately $3,951,000 of total SFAS No. 123R unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s plans; that cost is expected to be recognized over a period of three years.

The following is a summary of the changes in non-vested stock options for the three months ended June 30, 2008:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at April 1, 2008	492,175	$6.70
Granted	245,500	$6.35
Forfeited	18,625	$7.11
Vested	(173,988)	$6.33

Non-vested shares at June 30, 2008	582,312	$6.97

Item 1.

Note 4.	INVENTORIES

Inventories, which are stated at the lower of cost (first-in, first-out) or market, consist of the following:

	June 30, 2008	March 31, 2008
	(Unaudited)
	(dollars in thousands)
Finished Goods, net	$19,207	$19,399
Work in Process, net	953	942
Raw Materials	18,602	13,152

Total, net	$38,762	$33,493

On an ongoing basis, inventory quantities on hand are reviewed and an analysis of the provision for excess and obsolete inventory is performed based primarily on the Company’s sales history and anticipated future demand. Such provision for excess and obsolete inventory amounted to approximately $820,000 and $891,000 at June 30, 2008 and March 31, 2008, respectively.

Note 5.	NET INCOME PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of potential common shares. Diluted earnings per share is based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average prices during the periods. Excluded from the calculation of earnings per share are options to purchase 617,000 shares for the three months ended June 30, 2008 and 248,200 shares for the three months ended June 30, 2007, as their inclusion would not have been dilutive. The following table sets forth the computation of basic and diluted earnings per share for the three months ended June 30, 2008 and for the three months ended June 30, 2007.

Item 1.

Note 5. (continued)

The following is a reconciliation of the numerator and denominator of the basic and diluted net earnings per share computations for the three months ended June 30, 2008 and 2007, respectively.

	Three Months Ended June 30,
	2008	2007
	(dollars in thousands except per share data)
Numerator:
Net income for basic and dilutive earnings per share	$2,546	$3,512

Denominator:
Denominator for basic earnings per share - weighted average shares	16,020,661	15,855,069

Effect of dilutive securities:

Employee and director stock options	243,625	423,624

Denominator for diluted earnings per share - adjusted weighted average shares	16,264,286	16,278,693

Basic earnings per share	$.16	$.22

Diluted earnings per share	$.16	$.22

Note 6.	SHAREHOLDERS’ EQUITY

For the three months ended June 30, 2008, no stock options were exercised by employees or directors of the Company. For the three months ended June 30, 2007, 49,125 stock options were exercised by employees of the Company in accordance with the Company’s 1994 Stock Incentive Plan. The exercise price of the options exercised ranged from $1.92 per share to $11.93 per share and the net cash proceeds from these exercises amounted to approximately $135,000 for the three months ended June 30, 2007.

Note 7.	ACQUISITION

On October 17, 2006, the Company acquired, through one of its subsidiaries, the membership interest of Medegen Medical Products (“Medegen” or “MMP”). MMP is in the business of manufacturing and distributing disposable plastic products for the medical and laboratory markets. MMP markets its products primarily under the trade names Medegen and Vollrath. The purchase price for the assets acquired including related closing costs was approximately $80,497,000.

Item 1.

Note 7. (continued)

During the course of the Company’s evaluation of the acquisition of MMP, the Company determined that it would shutdown its Northglenn, Colorado manufacturing facility and relocate the operations into its Gallaway, Tennessee manufacturing facility. The primary reasons for the plant consolidation was as follows: redundancy of operations; elimination of inter-plant freight costs; increase of manufacturing efficiency and reduction of manufacturing costs. In connection with the consolidation, the Company expects to incur approximately $2,687,000 of restructuring costs of which $974,000 is related to severance and $1,713,000 is related to the shutdown of its Northglenn, Colorado facility and relocation of machinery and equipment and certain employees. The $2,687,000 was recorded as goodwill and accrued liabilities. During the three months ended June 30, 2008 the Company incurred approximately $947,000 of expenses in connection with this consolidation leaving a balance of $675,000 in accrued liabilities. As of June 30, 2008, the Company is no longer operating from the Northglenn, Colorado facility and all related operations have been relocated to the Gallaway, Tennessee facility.

Note 8.	LONG-TERM DEBT

On October 17, 2006, the Company entered into a credit agreement with certain lenders and a bank acting as administration agent for the lenders (the “Credit Agreement”). The Credit Agreement, as amended, provides for borrowing of $85,000,000 and is divided into two types of borrowing facilities, (i) a term loan with a principal amount of $65,000,000 which is payable in twenty consecutive equal quarterly installments which commenced on March 31, 2007, and (ii) revolving credit loans, which amounts may be borrowed, repaid and reborrowed up to $20,000,000. As of June 30, 2008, $41,500,000 is outstanding on the term loan and $8,536,000 is outstanding on the revolving credit loans. The Company’s availability under the revolving credit loans amounts to $11,464,000 as of June 30, 2008.

Both the term loan and revolving credit loans bear interest at the “alternate base rate” plus the applicable margin or at the Company’s option the “LIBOR rate” plus the “applicable margin.” The alternate base rate shall mean a rate per annum equal to the greater of (a) the Prime rate or (b) the Base CD rate in effect on such day plus 1% and (c) the Federal Funds Effective Rate in effect on such day plus  1/2 of 1%. “Applicable margin” shall mean with respect to an adjusted LIBOR loan a range of 75 basis points to 150 basis points. With respect to an alternate base rate loan, the applicable margin shall range from 0 basis points to 50 basis points. The rates for both LIBOR and alternate base rate loans are established quarterly based upon agreed upon financial ratios. During the three months ended June 30, 2008, the average interest rate on the term loan approximated 3.7%. Borrowings under this agreement are collateralized by all the assets of the Company, and the agreement contains certain restrictive covenants, which, among other matters, impose limitations with respect to the incurrence of liens, guarantees, merger, acquisitions, capital expenditures, specified sales of assets and prohibits the payment of dividends. The Company is also required to maintain various financial ratios which will be measured quarterly. As of June 30, 2008, the Company is in compliance with all such covenants and financial ratios.

Item 1.

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

Important factors and risks that could cause actual results to differ materially from those referred to in the forward-looking statements include, but are not limited to, the effect of economic and market conditions, the impact of the consolidation throughout the healthcare supply chain, volatility of raw material costs, escalating oil prices, foreign currency exchange rates, the impact of healthcare reform, opportunities for acquisitions and the Company’s ability to effectively integrate acquired companies, the ability of the Company to maintain its gross profit margins, the ability to obtain additional financing to expand the Company’s business, the failure of the Company to successfully compete with the Company’s competitors that have greater financial resources, the loss of key management personnel or the inability of the Company to attract and retain qualified personnel, the impact of current or pending legislation and regulation, as well as the risks described from time to time in the Company’s filings with the Securities and Exchange Commission, which include this report on Form 10-Q and the Company’s annual report on Form 10-K for the year ended March 31, 2008.

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

Item 2.

Three Months ended June 30, 2008 compared to Three Months ended June 30, 2007

Overview

The following table sets forth certain operational data and operational data as a percentage of net sales for the periods indicated:

	Three months ended June 30,
	2008		2007
	(dollars in thousands)
Net sales	$77,395	100.0%	$70,246	100.0%
Gross profit	$15,050	19.4%	$17,109	24.4%
Selling, general and administrative expenses	$10,461	13.5%	$10,425	14.8%
Income before income taxes	$4,105	5.3%	$5,683	8.1%
Net income	$2,546	3.3%	$3,512	5.0%

The Company’s revenue increased by $7,149,000 or 10% to $77,395,000 and its net income decreased by $966,000 or 28% to $2,546,000 for the quarter ended June 30, 2008 over the quarter ended June 30, 2007. The increase in revenue is comprised of net volume increases of $3,880,000 and net price/sales mix increases of $3,269,000. The volume increases were driven primarily by greater domestic market penetration of our minor procedure kits and trays and protective apparel product lines. The price/sales mix increases were driven primarily by increased average selling prices of our patient bedside utensils, containment systems for medical waste and minor procedure kits and trays product lines. The increase in average selling prices of certain patient bedside utensils and containment systems for medical waste products was due primarily to price increases implemented to recover a portion of the increases in plastic resin (the primary raw material utilized in the manufacture of these products). The increase in average selling prices of our minor procedure kits and trays products was the result of a shift in sales mix and due to an increase in sales of kits containing enhanced components.

The Company has entered into agreements with many of the major group purchasing organizations (“GPO”). These agreements, which expire at various times over the next several years, in most cases, can be terminated typically on ninety (90) days advance notice and do not contain minimum purchase requirements. The Company to date has been able to achieve significant compliance to their respective member hospitals. The termination of any of these agreements may result in the significant loss of business.

The Company has responded to increases in resin prices and foreign sourced products by undertaking an effort to pass these price increases on to our customers whenever possible. During the quarter ended June 30, 2008, the Company elected to exercise the ninety (90) day advanced notice termination provisions within one of its GPO agreements. The termination of the agreement with the aforementioned GPO amounts to less than 3% of the Company’s net sales and has resulted from the Company’s inability to negotiate acceptable price increases with the GPO and the Company’s unwillingness to continue to provide products to the GPO members at current pricing levels. The Company cannot predict the effects on its financial results from such termination.

Item 2.

Effective September 30, 2007, a urinal supply agreement, which amounted to less than 1% of the Company’s net sales, expired with a significant customer. As of the date of this filing, a renewal or extension to this supply agreement has not been consummated. Subsequent to September 30, 2007, the customer has continued to place orders for urinals, albeit at a declining rate. However, there can be no assurances that these orders will continue absent a new supply agreement which could have a negative effect on the Company’s financial results.

Containment systems for medical waste and the product lines added as a result of the acquisition of the membership interest of Medegen Medical Products (“Medegen” or “MMP”) on October 17, 2006, represents approximately 55% of the Company’s revenue. The primary raw material utilized in the manufacture of these product lines is plastic resin. In recent years, world events have caused the cost of plastic resin to increase and be extremely volatile. The Company anticipates that such volatility may continue in the future. A significant portion of the Company’s remaining revenue is derived from products sourced from foreign suppliers based in China. The costs associated with sourcing from these suppliers have increased as a result of inflationary trends, primarily on the cost of raw materials and labor, and the effect of the weakening US dollar versus the Chinese Yuan. The Company anticipates that such inflationary trends and the weakening of the US dollar versus the Chinese Yuan may continue in the future. In the past, the Company has been able, from time to time, to increase selling prices for certain of these products to recover a portion of the increased cost. However, the Company is unable to give any assurance that it will be able to pass along future cost increases to its customers, if necessary.

Gross profit decreased principally as a result of; increases in resin costs, increases in the cost of products sourced from foreign vendors, continued inefficiencies incurred at our Gallaway, Tennessee manufacturing facility and higher freight costs which, in total exceeded the increase in gross profit resulting from higher unit sales, increased average selling prices and a change in the mix of products sold.

Results of Operations

The following table sets forth the major sales variance components for the quarter ended June 30, 2008 versus June 30, 2007:

(dollars in thousands)
Three months ended June 30, 2007 net sales	$70,246
Volume of existing products, net	3,880
Price/sales mix, net	3,269

Three months ended June 30, 2008 net sales	$77,395

Net sales for the three months ended June 30, 2008 increased $7,149,000 or 10% to $77,395,000 from $70,246,000 for the three months ended June 30, 2007.

Item 2.

The following table sets forth the components of the increase in net sales as well as percent increases or decreases in unit sales and average selling prices by significant product classes for the three months ended June 30, 2008 compared to the three months ended June 30, 2007:

	Net Sales $ increase (decrease)	Unit Sales % increase (decrease)	Average Selling Price % increase
Minor Procedure Kits and Trays	$2,434,000	10%	5%
Patient Bedside Utensils	1,704,000	2%	8%
Protective Apparel	1,306,000	73%	9%
Containment Systems for Medical Waste	1,245,000	5%	5%
Operating Room Towels	419,000	(1)%	8%
Urology	209,000	7%	4%
Laparotomy Sponges	176,000	3%	3%
Other, net	(344,000)	not meaningful	not meaningful

Increase in Net Sales	$7,149,000

Management believes that the fluctuations in units sold are predominantly the result of our ability, or inability, to increase penetration within the domestic market. The increases in average selling prices are primarily due to price increases implemented to recover a portion of the increases in plastic resin and increases in acquisition costs from foreign suppliers.

Gross profit for the three months ended June 30, 2008 decreased 12% to $15,050,000 from $17,109,000 for three months ended June 30, 2007. Gross profit as a percentage of net sales for the three months ended June 30, 2008 decreased to 19% from 24% for the three months ended June 30, 2007. Gross profit increased $3,269,000 as a result of increases in sales prices and changes in the mix of products sold and $947,000 as a result of higher unit volume sales. The Company incurred increased costs of sales which exceeded the benefit from increases in sales prices, changes in the mix of products sold and higher unit volume sales. Increases in the costs of goods sold were as a result of higher resin costs of approximately $1,726,000, increased inefficiencies incurred at our Gallaway, Tennessee manufacturing facility of approximately $1,535,000, approximately $1,471,000 of increased costs of products sourced from foreign suppliers, principally from China, and approximately $893,000 in increased outbound freight costs to customers. The remaining $650,000 of lower gross profit is attributable to increased operating expenses in our West Virginia and North Carolina manufacturing facilities and the transfer of certain administrative processes to manufacturing overhead. The volatility associated with resin costs and product acquisition costs from foreign suppliers may continue for the forseeable future. In the past, we have been able, from time to time, to increase selling prices for certain products subject to such cost volatility as a means to recover a portion of the increases. However, we are unable to give any assurance that we will be successful in passing along future cost increases to our customers, if deemed necessary. The major causes of the manufacturing inefficiencies were equipment productivity issues in our Tennessee plant and other inefficiencies associated with the consolidation of the MMP manufacturing facilities. The inefficiencies have resulted in backorders and other fulfillment issues on certain products. Additionally, freight expenses have increased due to the backorder and order fulfillment issues and freight carrier fuel surcharges. Management anticipates reductions in these inefficiencies during the 2009 fiscal year. However, no assurance can be given that the backorders and order fulfillment issues will not result in the loss of business.

Item 2.

The following table sets forth sales, cost of sales and selling, general and administrative expense data for the periods indicated:

	Three months ended June 30,
	2008	2007
	(dollars in thousands)
Net sales	$77,395	$70,246
Cost of sales	$62,345	$53,137
Gross profit	$15,050	$17,109
Gross profit percentage	19.4%	24.4%
Selling, general and administrative expenses	$10,461	$10,425
As a percentage of net sales	13.5%	14.8%

Selling, general and administrative expenses for the three months ended June 30, 2008 increased less than 1% to $10,461,000 from $10,425,000 for the three months ended June 30, 2007. As a percentage of net sales, selling, general and administrative expenses decreased to 13.5% for the three months ended June 30, 2008 from 14.8% for the three months ended June 30, 2007.

Distribution expenses increased $508,000 to $2,018,000 for the three months ended June 30, 2008 compared to $1,510,000 for the three months ended June 30, 2007. Sales and Marketing expenses and General and Administrative expenses decreased $433,000 to $8,078,000 for the three months ended June 30, 2008 compared to $8,411,000 for the three months ended June 30, 2007. Management believes the increase in distribution expenses was primarily attributable to increased sales volume and increased labor costs, primarily overtime expenses, caused by backorders resulting from the manufacturing inefficiencies.

Management believes the decrease in Sales and Marketing and General and Administrative expenses was due to decreased salary and related expenses as a result of increased efficiencies due to the consolidation of certain administrative functions from the Tennessee facility into its Hauppauge, New York corporate headquarters and transfer of certain administrative processes into cost of goods sold also as a result of the consolidation of the facilities. These decreases were partially offset by an increase in personnel which management believes will facilitate future growth and efficiencies.

Interest expense for the three months ended June 30, 2008 decreased to $485,000 from $1,003,000 for the three months ended June 30, 2007. The decrease in interest expense was attributable to a net decrease in the average principal loan balances outstanding and a decrease in interest rates during the quarter ended June 30, 2008 as compared to the quarter ended June 30, 2007.

Item 2.

Liquidity and Capital Resources

The following table sets forth certain liquidity and capital resources data for the periods indicated:

	June 30, 2008	March 31, 2008
	(Unaudited)
	(dollars in thousands)
Cash and cash equivalents	$1,132	$2,104
Accounts Receivable, net	$27,769	$24,038
Days Sales Outstanding	30.1	27.7
Inventories, net	$38,762	$33,493
Inventory Turnover	6.9	6.7
Current Assets	$72,570	$64,253
Working Capital	$31,324	$25,137
Current Ratio	1.7	1.6
Total Borrowings	$52,153	$47,906
Shareholder’s Equity	$118,604	$115,779
Debt to Equity Ratio	0.44	0.41

The Company had working capital of $31,324,000 with a current ratio of 1.7 to 1.0 at June 30, 2008 as compared to working capital of $25,137,000 with a current ratio of 1.6 to 1.0 at March 31, 2008. Total borrowings outstanding were $52,153,000 with a debt to equity ratio of 0.44 to 1.0 at June 30, 2008 as compared to $47,906,000 with a debt to equity ratio of 0.41 to 1.0 at March 31, 2008.

The Company has financed its operations primarily through cash flows from operations and borrowings from its existing credit facilities. At June 30, 2008 the Company had a cash balance of $1,132,000 compared to $2,104,000 at March 31, 2008.

The Company’s operating activities used cash of $1,846,000 for the three months ended June 30, 2008 as compared to $3,326,000 provided during the three months ended June 30, 2007.

Net cash used by operating activities during the three months ended June 30, 2008 consisted primarily of an increase in inventories, accounts receivable and prepaid expenses and other current assets and a decrease in accrued expenses, payroll and payroll taxes. This was partially offset by net income from operations, depreciation and amortization and increases in accounts payable and income taxes payable.

The increase in inventories and accounts payable was primarily due to purchasing strategies of resin and timing of payments that occur in the normal course of business. Prior to the quarter ending June 30, 2008, the Company made a large purchase of resin to hedge against future price increases. This purchase was the primary catalyst behind the increase in inventories. The increase in accounts receivable at June 30, 2008 was due to a higher concentration of sales at the end of the quarter when compared to the quarter ended March 31, 2008. The increase in prepaid expenses and other current assets was due to payments for insurance policies which commenced April 1, 2008. The decrease in accrued expenses, payroll and payroll taxes was a result of the payout of year-end bonuses and commission holdbacks.

Item 2.

Investing activities used net cash of $3,373,000 and $1,016,000 for the three months ended June 30, 2008 and June 30, 2007, respectively. Approximately $2,925,000 of total investing activities during the three months ended June 30, 2008 was related to the Company’s purchases of property, plant and equipment, primarily for the consolidation of its Medegen manufacturing facilities and, to a lesser extent, renovations to the Company’s new corporate headquarters.

Financing activities provided net cash of $4,247,000 for the three months ended June 30, 2008 compared to $2,332,000 used during the three months ended June 30, 2007. Financing activities during the three months ended June 30, 2008 consisted entirely of net borrowings under the Company’s credit facilities.

During the course of the Company’s evaluation of the acquisition of MMP, the Company determined that it would shutdown its Northglenn, Colorado manufacturing facility and relocate the operations into its Gallaway, Tennessee manufacturing facility. The primary reasons for the plant consolidation was as follows: redundancy of operations; elimination of inter-plant freight costs; increase of manufacturing efficiency and reduction of manufacturing costs. In connection with the consolidation, the Company expects to incur approximately $2,687,000 of restructuring costs of which $974,000 is related to severance and $1,713,000 is related to the shutdown of its Northglenn, Colorado facility and relocation of machinery and equipment and certain employees. The $2,687,000 was recorded as goodwill and accrued liabilities. During the three months ended June 30, 2008 the Company incurred approximately $947,000 of expenses in connection with this consolidation leaving a balance of $675,000 in accrued liabilities. As of June 30, 2008, the Company is no longer operating from the Northglenn, Colorado facility and all related operations have been relocated to the Gallaway, Tennessee facility.

On October 17, 2006, the Company entered into a credit agreement with certain lenders and a bank acting as administration agent for the lenders (the “Credit Agreement”). The Credit Agreement, as amended, provides for borrowings of $85,000,000 and is divided into two types of borrowing facilities, (i) a term loan with a principal amount of $65,000,000 which is payable in twenty consecutive equal quarterly installments which commenced on March 31, 2007, and (ii) revolving credit loans, which amounts may be borrowed, repaid and reborrowed up to $20,000,000. As of June 30, 2008, $41,500,000 is outstanding on the term loan and $8,536,000 is outstanding on the revolving credit loans. The Company’s availability under the revolving credit loans amounts to $11,464,000 as of June 30, 2008.

Both the term loan and revolving credit loans bear interest at the “alternate base rate” plus the applicable margin or at the Company’s option the “LIBOR rate” plus the “applicable margin.” The alternate base rate shall mean a rate per annum equal to the greater of (a) the Prime rate or (b) the Base CD rate in effect on such day plus 1% and (c) the Federal Funds Effective Rate in effect on

Item 2.

such day plus  1/2 of 1%. “Applicable margin” shall mean with respect to an adjusted LIBOR loan a range of 75 basis points to 150 basis points. With respect to an alternate base rate loan, the applicable margin shall range from 0 basis points to 50 basis points. The rates for both LIBOR and alternate base rate loans are established quarterly based upon agreed upon financial ratios.

Borrowings under this agreement are collateralized by all the assets of the Company, and the agreement contains certain restrictive covenants, which, among other matters, impose limitations with respect to the incurrence of liens, guarantees, merger, acquisitions, capital expenditures, specified sales of assets and prohibits the payment of dividends. The Company is also required to maintain various financial ratios which will be measured quarterly. As of June 30, 2008, the Company is in compliance with all such covenants and financial ratios.

The Company has entered into an agreement to renovate a building purchased in February 2007 located in the Hauppauge, New York area. Renovations are expected to be completed by the end of the third quarter of fiscal 2009 at an estimated cost of $7,000,000. Upon completion, the facility will function as the Company’s corporate headquarters. The Company plans on financing the renovations with cash flow from operations, revolving credit loans and proceeds from the sale of its existing corporate headquarters. To date, the Company has expended approximately $1,489,000 with respect to this project, of which $1,180,000 was expended during the three months ended June 30, 2008.

The Company believes that the anticipated future cash flow from operations, coupled with its cash on hand and available funds under its revolving credit agreement will be sufficient to meet working capital requirements.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate change market risk with respect to its credit facility which is priced based on the alternate base rate of interest plus a spread of up to 1%, or at LIBOR rate plus a spread of up to 1  1/2%. The spread over the alternate base rate and LIBOR rates is determined based upon the Company’s performance with regard to agreed-upon financial ratios. The Company decides at its sole discretion as to whether borrowings will be at the alternate base rate or LIBOR. At June 30, 2008, $50,036,000 was outstanding under the credit facility. Changes in the alternate base rates or LIBOR rates during fiscal 2009 will have a positive or negative effect on the Company’s interest expense. During the three months ended June 30, 2008, the average interest rate on the term loan approximated 3.7%. Each 1% fluctuation in the interest rate will increase or decrease interest expense for the Company by approximately $500,000 on an annualized basis.

In April 2007, we entered into an interest rate swap agreement to manage our exposure to interest rate changes. The swap effectively converts a portion of our variable rate debt under the credit agreement to a fixed rate, without exchanging the notional principal amounts. At June 30, 2008, we had an interest rate swap agreement (in a notional principal amount of $15,000,000), which is

Item 3.

scheduled to mature in March 2010. Under this agreement, we receive a floating rate based on the LIBOR interest rate, and pay a fixed rate of 5.02% plus the applicable margin. If, at any time, the swap is determined to be ineffective, in whole or in part, the fair value of the portion of the interest rate swap determined to be ineffective will be recognized as a gain or loss in the statement of operations for the applicable period.

The Company is exposed to interest rate change market risk with respect to the proceeds received from the issuance and sale by the Buncombe County Industrial and Pollution Control Financing Authority Industrial Development Revenue Bonds. At June 30, 2008, $1,990,000 was outstanding for these Bonds. The Bonds bear interest at a variable rate determined weekly. During the three months ended June 30, 2008, the average interest rate on the Bonds approximated 2.7%. Each 1% fluctuation in interest rates will increase or decrease the interest expense on the Bonds by approximately $20,000 on an annualized basis.

A significant portion of the Company’s products which are not manufactured domestically are purchased from China. All such purchases are transacted in U.S. dollars. The Company’s financial results, therefore, could be impacted by factors such as changes in foreign currency exchange rates or uncertain economic conditions including the availability of material and the cost of such material.

Beginning in fiscal 2006, the Chinese government began to revalue the Yuan against other currencies, including the U.S. dollar. This ongoing revaluation of exchange rates and removal of certain tax incentives to exporters by the Chinese government has caused the price of many items that are sourced from China to increase, which has adversely impacted our cost of goods sold and profitability. The Company has increased selling prices for certain of these products to recover a portion of the increased cost and will attempt to do so in the future. However, there can be no assurance that the Company will be able to pass along future cost increases, if any, to its customers which could negatively impact our results of operations and financial condition.

Item 4.

Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As indicated in the certifications in Exhibit 32.1 and 32.2 of this report, our Chief Executive Officer and our Chief Financial Officer, with the assistance of other members of our management, have evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon the evaluation of our disclosure controls and procedures required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in this quarterly report is made known to them by others on a timely basis.

Item 4.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting. Our internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Change to Internal Control over Financial Reporting

We are involved in ongoing evaluations of internal controls. In anticipation of the filing of this Form 10-Q, our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, reviewed our internal controls and have determined, based on such review, that there have been no changes in internal controls over financial reporting during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

MEDICAL ACTION INDUSTRIES INC.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings against the Company or in which any of its property is subject.

Item 1A.	Risk Factors

There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2008.

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

Current Report on Form 8-K dated May 30, 2008, covering Item 7.01 – Results of Operations and Financial Condition and Item 9.01 – Financial Statements and Exhibits

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2008	By:	/s/ Charles L. Kelly, Jr.
Charles L. Kelly, Jr.
Chief Financial Officer