Form 10-Q
period 2008-09-30
MEDICAL ACTION INDUSTRIES INC
filed 2008-11-07
CIK 748270

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 16,028,161 shares of common stock as of November 7, 2008.

FORM 10-Q

Item 1.

MEDICAL ACTION INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

ASSETS

	September 30, 2008	March 31, 2008
	(Unaudited)
Current Assets
Cash and cash equivalents	$2,171	$2,104
Accounts receivable, less allowance for doubtful accounts of $628 at September 30, 2008 and $585 at March 31, 2008	21,636	24,038
Inventories, net	43,336	33,493
Prepaid expenses	1,617	952
Deferred income taxes	1,384	1,663
Prepaid income taxes	37	1,662
Other current assets	822	341

Total Current Assets	71,003	64,253

Property, plant and equipment, net	38,159	33,681
Goodwill	80,699	80,699
Trademarks	1,266	1,266
Other intangible assets, net	15,369	16,159
Other assets, net	2,630	2,978

Total Assets	$209,126	$199,036

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2008	March 31, 2008
	(Unaudited)
Current Liabilities
Accounts payable	$12,601	$14,112
Accrued expenses, payroll and payroll taxes	10,807	11,519
Current portion of capital lease obligations	99	125
Current portion of long-term debt	4,110	13,360

Total Current Liabilities	27,617	39,116

Deferred income taxes	9,170	9,720
Capital lease obligations, less current portion	—	31
Long-term debt, less current portion	52,788	34,390

Total Liabilities	89,575	83,257

Commitments and Contingencies

Shareholders’ Equity

Common stock 40,000,000 shares authorized, $.001 par value; issued and outstanding 16,028,161 shares at September 30, 2008 and 16,020,661 shares at March 31, 2008	16	16
Additional paid-in capital, net	27,924	27,029
Accumulated other comprehensive (loss) income	(113)	35
Retained earnings	91,724	88,699

Total Shareholders’ Equity	119,551	115,779

Total Liabilities and Shareholders’ Equity	$209,126	$199,036

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in thousands except per share data)

(Unaudited)

	Three Months Ended September 30,
	2008	2007
Net sales	$73,824	$72,285

Cost of sales	62,552	55,843

Gross profit	11,272	16,442

Selling, general and administrative expenses	9,923	10,229
Interest expense	631	952
Interest income	(2)	(27)

Income before income taxes	720	5,288
Income tax expense	240	2,020

Net income	$480	$3,268

Net income per share basic	$.03	$.21

Net income per share diluted	$.03	$.20

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in thousands except per share data)

(Unaudited)

	Six Months Ended September 30,
	2008	2007
Net sales	$151,219	$142,531

Cost of sales	124,897	108,980

Gross profit	26,322	33,551

Selling, general and administrative expenses	20,384	20,654
Interest expense	1,116	1,955
Interest income	(3)	(29)

Income before income taxes	4,825	10,971
Income tax expense	1,799	4,191

Net income	$3,026	$6,780

Net income per share basic	$.19	$.43

Net income per share diluted	$.19	$.42

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Six Months Ended September 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$3,026	$6,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,943	1,967
Amortization	1,173	1,355
Provision for doubtful accounts	43	145
Stock-based compensation	788	907
Excess tax benefit from stock-based compensation	(270)	123
Tax benefit from exercise of options	20	1,168
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	2,359	(2,127)
Inventories	(9,843)	4,216
Prepaid expenses and other current assets	(1,147)	(968)
Other assets	(35)	(794)
Accounts payable	(1,512)	(1,876)
Income taxes payable	1,624	(903)
Accrued expenses, payroll and payroll taxes	547	402

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,284)	10,395

INVESTING ACTIVITIES
Purchase price and related acquisition costs	(856)	(345)
Purchases of property, plant and equipment	(6,972)	(3,992)

NET CASH USED IN INVESTING ACTIVITIES	(7,828)	(4,337)

FINANCING ACTIVITIES
Proceeds from revolving line of credit and long term borrowings	43,959	22,192
Principal payments on revolving line of credit, long term debt and capital lease obligations	(34,868)	(28,026)
Proceeds from exercise of employee stock options	88	921

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	9,179	(4,913)

Increase in cash	67	1,145
Cash at beginning of year	2,104	827

Cash at end of period	$2,171	$1,972

Supplemental Disclosures:
Interest paid	$1,170	$1,917
Income taxes paid	$425	$3,820

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of Medical Action Industries Inc. (“Medical Action” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended March 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report for the year ended March 31, 2008.

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

Item 1.

Note 2. (continued)

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

Non-Controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” (“SFAS 160”) to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This Statement applies to all entities that prepare consolidated

Item 1.

Note 2. (continued)

financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement is effective for fiscal years beginning after December 15, 2008, which for us is the fiscal year beginning April 1, 2009. We are assessing the impact, if any, which the adoption of SFAS 160 will have on our consolidated financial position, results of operations and cash flows.

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

Convertible Debt Instruments

In May 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion” (“FSP APB 14-1”) which requires issuers of convertible debt that may be settled wholly or partly in cash to account for the debt and equity components separately. This FSP is effective or fiscal years beginning after December 15, 2008, which for us is the fiscal year beginning April 1, 2009 and must be applied retrospectively to all periods presented. We are assessing the impact, if any, which the adoption of FSP APB 14-1 will have on our financial statements.

Note 3.	STOCK-BASED COMPENSATION PLANS

During fiscal 1990, the Company’s Board of Directors and stockholders approved a Non-Qualified Stock Option Plan (the “Non-Qualified Option Plan”). The Non-Qualified Option Plan, as amended, authorizes the granting to employees of the Company options to purchase an aggregate of 3,975,000 shares of the Company’s common stock. The options are granted with an exercise price equal to the fair market price of the common stock or at a value that is not less than 85% of the fair market value of the common stock on the date of grant. The options are exercisable in two installments on the second and third anniversary of the date of grant. Options expire ten years from the date of grant unless the employment is terminated, in which event, subject to certain exceptions; the options terminate two months subsequent to date of termination.

In 1994, the Company’s Board of Directors and stockholders approved the 1994 Stock Incentive Plan (the “Incentive Plan”), which, as amended, authorized 3,525,000 shares of the Company’s common stock for awards under the Incentive Plan. The Incentive Plan, which expires in 2015, permits the granting of incentive stock options, shares of restricted stock and non-qualified stock options. All officers and other .key employees of .the Company and its affiliates are eligible to

Item 1.

Note 3. (continued)

participate in the Incentive Plan. The Incentive Plan is administered by the Compensation Committee of the Board of Directors, which determines the persons to whom, and the time at which, awards will be granted. In addition, the Compensation Committee will decide the type of awards to be granted and all other related terms and conditions of the awards. The per share exercise price of any option may not be less than the fair market value of a share of common stock at the time of grant. No incentive options have been issued under this plan.

The following is a summary of restricted stock activity in our 1994 Stock Incentive Plan for the six months ended September 30, 2008:

	Shares	Weighted Average Grant Price
Non-vested at April 1, 2008	39,374	$14.42
Granted	—	$—
Vested	(2,813)	$14.85
Cancelled	—	$—

Non-vested at September 30, 2008	36,561	$14.87

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

In accordance with the adoption of SFAS 123R, we recorded stock-based compensation expense for the cost of stock options granted under our stock plans. Stock-based compensation expense recognized under the provisions of SFAS 123R amounted to approximately $380,000 ($253,000 after tax) or $.02 per basic and diluted share and $473,000 ($292,000 after tax) or $.02 per basic

Item 1.

Note 3. (continued)

share and diluted share for the three months ended September 30, 2008 and 2007, respectively. Stock-based compensation expense recognized under the provisions of SFAS 123R amounted to approximately $706,000 ($443,000 after tax) or $.03 per basic and diluted share and $861,000 ($532,000 after tax) or $.03 per basic and diluted share for the six months ended September 30, 2008 and 2007, respectively.

The following is a summary of the changes in outstanding options for all of the Company’s plans during the six months ended September 30, 2008:

	Shares	Weighted average exercise price	Remaining Weighted average contract life (years)	Aggregate Intrinsic value
Outstanding at April 1, 2008	1,390,062	$12.52	6.5	$8,360,000
Granted	261,000	$16.05	—	1,639,000
Exercised	(7,500)	$11.67	—	(44,000)
Forfeited	(35,125)	$16.70	—	(238,000)

Outstanding at September 30, 2008	1,608,437	$13.02	6.6	$9,717,000

Options exercisable at September 30, 2008	1,125,887	$10.85	5.4	$6,256,000

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options pricing model. The following weighted average assumptions were used for grants in the six months ended September 30, 2008 and 2007, respectively: expected volatility of 35.7% and 34.7%; a risk-free interest rate of 3.9% and 4.8% and an expected life of 5.3 years. The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the life of the grant. The expected volatility is based on the historical volatility of the Company’s stock.

The weighted average fair value of options granted was $5.21 and $8.44 for the three months ended September 30, 2008 and 2007, respectively and $6.28 and $8.63 for the six months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, there were approximately $3,461,000 of total SFAS No. 123R unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Company’s plans; that cost is expected to be recognized over a period of three years.

Item 1.

Note 3. (continued)

The following is a summary of the changes in non-vested stock options for the six months ended September 30, 2008:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at April 1, 2008	492,175	$6.70
Granted	261,000	$6.28
Forfeited	(35,125)	$6.77
Vested	(234,375)	$6.12

Non-vested shares at September 30, 2008	483,675	$7.16

Note 4.	INVENTORIES

Inventories, which are stated at the lower of cost (first-in, first-out) or market, consist of the following:

	September 30, 2008	March 31, 2008
	(Unaudited)
	(dollars in thousands)
Finished Goods, net	$24,966	$19,399
Work in Process, net	1,107	942
Raw Materials	17,263	13,152

Total, net	$43,336	$33,493

On an ongoing basis, inventory quantities on hand are reviewed and an analysis of the provision for excess and obsolete inventory is performed based primarily on the Company’s sales history and anticipated future demand. Such provision for excess and obsolete inventory amounted to approximately $719,000 and $891,000 at September 30, 2008 and March 31, 2008, respectively.

Note 5.	NET INCOME PER SHARE

Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common shares. Diluted earnings per share are based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average

Item 1.

Note. 5 (continued)

prices during the periods. Excluded from the calculation of earnings per share are options to purchase 694,500 and 646,500 shares for the three and six months ended September 30, 2008 and 160,700 and 137,200 shares for the three and six months ended September 30, 2007, as their inclusion would not have been dilutive. The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended September 30, 2008 and 2007, respectively.

The following is a reconciliation of the numerator and denominator of the basic and diluted net earnings per share computations for the six months ended September 30, 2008 and 2007, respectively.

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands except per share data)
Numerator:
Net income for basic and dilutive earnings per share	$480	$3,268	$3,026	$6,780

Denominator:
Denominator for basic earnings per share - weighted average shares	16,024,494	15,911,928	16,022,578	15,883,499

Effect of dilutive securities:

Employee and director stock options	175,585	404,492	209,605	414,058

Denominator for diluted earnings per share - adjusted weighted average shares	16,200,079	16,316,420	16,232,183	16,297,557

Basic earnings per share	$0.03	$0.21	$0.19	$0.43

Diluted earnings per share	$0.03	$0.20	$0.19	$0.42

Note 6.	SHAREHOLDERS’ EQUITY

For the three and six months ended September 30, 2008, 7,500 stock options were exercised by a board member of the Company in accordance with the Company’s 1996 Non-Employee Director Stock Option Plan. The exercise price of the options exercised ranged from $10.89 per share to $12.54 per share for the three and six months ended September 30, 2008. The net cash proceeds from these exercises amounted to $88,000 for the three and six months ended September 30, 2008.

For the three and six months ended September 30, 2007, 125,315 and 176,015 stock options were exercised by employees of the Company in accordance with the Company’s 1994 Stock Incentive

Item 1.

Note 6 (continued)

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

During the course of the Company’s evaluation of the acquisition of MMP, the Company determined that it would shut down its Northglenn, Colorado manufacturing facility and relocate the operations into its Gallaway, Tennessee manufacturing facility. The primary reasons for the plant consolidation was as follows: redundancy of operations; elimination of inter-plant freight costs; increase of manufacturing efficiency and reduction of manufacturing costs. In connection with the consolidation, the Company expects to incur approximately $2,687,000 of restructuring costs of which $974,000 is related to severance and $1,713,000 is related to the shutdown of its Northglenn, Colorado facility and relocation of machinery and equipment and certain employees. The $2,687,000 was recorded as goodwill and accrued liabilities. During the six months ended September 30, 2008 the Company incurred approximately $1,485,000 of expenses in connection with this consolidation leaving a balance of $137,000 in accrued liabilities. The Company is no longer operating from the Northglenn, Colorado facility and all related operations have been relocated to the Gallaway, Tennessee facility.

Note 8.	LONG-TERM DEBT

On October 17, 2006, the Company entered into a credit agreement with certain lenders and a bank acting as administration agent for the lenders (the “Credit Agreement”). The Credit Agreement, as most recently amended on September 30, 2008, provides for borrowing of $85,000,000 and is divided into two types of borrowing facilities, (i) a term loan with a principal amount of $65,000,000, and (ii) revolving credit loans, which amounts may be borrowed, repaid and re-borrowed up to $20,000,000. The term loan is payable in quarterly installments as follows: $3,250,000 for each installment date from March 31, 2007 through June 30, 2008, $250,000 for each installment date from September 30, 2008 through March 31, 2009, $1,625,000 for each installment date from June 30, 2009 through March 31, 2010, $3,250,000 for each installment date from June 30, 2010 through March 31, 2011, $5,325,000 for each installment date from June 30, 2011 through September 30, 2011 and the remaining principal amount outstanding is due on December 31, 2011. As of September 30, 2008, $41,250,000 is outstanding on the term loan and $13,748,000 is outstanding on the revolving credit loans. The Company’s availability under the revolving credit loans amounts to $6,252,000 as of September 30, 2008.

Item 1.

Note 8. (continued)

Both the term loan and revolving credit loans bear interest at the “alternate base rate” plus the “applicable margin” or at the Company’s option the “LIBOR rate” plus the applicable margin. The alternate base rate shall mean a rate per annum equal to the greater of (a) the Prime rate or (b) the Base CD rate in effect on such day plus 1% and (c) the Federal Funds Effective Rate in effect on such day plus  1/2 of 1%. Applicable margin shall mean with respect to an adjusted LIBOR loan a range of 75 basis points to 150 basis points. With respect to an alternate base rate loan, the applicable margin shall range from 0 basis points to 50 basis points. Effective September 30, 2008, applicable margin shall mean with respect to an adjusted LIBOR loan a range of 200 basis points to 300 basis points. With respect to an alternate base rate loan, the applicable margin shall range from 25 basis points to 125 basis points. The rates for both LIBOR and alternate base rate loans are established quarterly based upon certain agreed upon financial ratios. During the six months ended September 30, 2008, the average interest rate on the term loan approximated 3.7%. Borrowings under this agreement are collateralized by all the assets of the Company, and the agreement contains certain restrictive covenants, which, among other matters, impose limitations with respect to the incurrence of liens, guarantees, merger, acquisitions, capital expenditures, specified sales of assets and prohibits the payment of dividends. The Company is also required to maintain various financial ratios which will be measured quarterly. As of September 30, 2008, the Company is in compliance with all such covenants and financial ratios.

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

Important factors and risks that could cause actual results to differ materially from those referred to in the forward-looking statements include, but are not limited to, the effect of economic and market conditions, the impact of the consolidation throughout the healthcare supply chain, volatility of raw material costs, volatility in oil prices, foreign currency exchange rates, the impact of healthcare reform, opportunities for acquisitions and the Company’s ability to effectively integrate acquired companies, the ability of the Company to maintain its gross profit margins, the ability to obtain additional financing to expand the Company’s business, the failure of the Company to successfully compete with the Company’s competitors that have greater financial resources, the loss of key management personnel or the inability of the Company to attract and retain qualified personnel, the impact of current or pending legislation and regulation, as well as the risks described from time to time in the Company’s filings with the Securities and Exchange Commission, which include this report on Form 10-Q and the Company’s annual report on Form 10-K for the year ended March 31, 2008.

The forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results, performance and/or achievements of the Company to differ materially from any future results, performance or achievements, express or implied, by the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, and that in light of the significant uncertainties inherent in forward-looking statements; the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

Item 2.

Three Months ended September 30, 2008 compared to Three Months ended September 30, 2007

Overview

The following table sets forth certain operational data and operational data as a percentage of net sales for the periods indicated:

	Three months ended September 30,
	2008		2007
	(dollars in thousands)
Net sales	$73,824	100.0%	$72,285	100.0%
Gross profit	$11,272	15.3%	$16,442	22.7%
Selling, general and administrative expenses	$9,923	13.4%	$10,229	14.2%
Income before income taxes	$720	1.0%	$5,288	7.2%
Net income	$480	0.7%	$3,268	4.5%

The Company’s revenue increased by $1,539,000 or 2% to $73,824,000 and its net income decreased by $2,788,000 or 85% to $480,000 for the quarter ended September 30, 2008 over the quarter ended September 30, 2007. The increase in revenue is comprised of net price/sales mix increases of $3,560,000, which was partially offset by net unit volume decreases of $2,021,000.

The price/sales mix increases were primarily from increased average selling prices of our patient bedside utensils, containment systems for medical waste and minor procedure kits and trays product lines. The increase in average selling prices of certain patient bedside utensils and containment systems for medical waste products was due primarily to price increases implemented to recover a portion of the increases in plastic resin (the primary raw material utilized in the manufacture of these products). The increase in average selling prices of our minor procedure kits and trays products was the result of a shift in sales mix and due to an increase in sales of kits containing enhanced components.

The net unit volume decreases were primarily from losses in operating room disposables and sterilization products (predominantly patient aids, which are principally comprised of crutches, and disposable operating room towels), patient bedside utensils, containment systems for medical waste and laboratory products (predominantly specimen containers). A significant component of the Company’s net unit volume decreases resulted from management’s decision to cease shipments of crutches to a major customer due to inadequate margins. This resulted in a decline of approximately $1,219,000 in net sales with only a negligible impact on profitability for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Other volume decreases were the result of several factors, including the termination of certain supply contracts and back order positions in our patient bedside disposable product line which has arisen as a result of production inefficiencies incurred at our Gallaway, Tennessee manufacturing facility. These net unit volume declines were partially offset by volume increases primarily from greater domestic penetration of our minor procedure kits and trays and protective apparel product lines.

Item 2.

Containment systems for medical waste and the product lines added as a result of the acquisition of the membership interest of Medegen Medical Products (“Medegen” or “MMP”) on October 17, 2006, represents approximately 50% of the Company’s revenue. The primary raw material utilized in the manufacture of these product lines is plastic resin. In recent years, world events have caused the cost of plastic resin to increase and be extremely volatile. The Company anticipates that such volatility may continue in the future. A significant portion of the Company’s remaining revenue is derived from products sourced from foreign suppliers based in China. The costs associated with sourcing from these suppliers have increased as a result of inflationary trends, primarily on the cost of raw materials and labor, and the effect of the weakening US dollar versus the Chinese Yuan. Although the US dollar has recently been stable against the Chinese Yuan, the Company anticipates a further weakening of the US dollar versus the Chinese Yuan and a continuation of inflationary trends within China.

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

During the quarter ended June 30, 2008, the Company elected to exercise the ninety (90) day advanced notice termination provisions within one of its GPO agreements, under which the Company supplies disposable operating room towels and laparotomy sponges. The termination of the agreement with the aforementioned GPO amounts to less than 3% of the Company’s net sales and has resulted from the Company’s inability to negotiate acceptable price increases with the GPO and the Company’s unwillingness to continue to provide products to the GPO members at current pricing levels. Although net sales have not been significantly impacted by this termination, the Company cannot predict the future effects on its financial results from such termination.

Gross profit decreased principally as a result of; increases in resin costs, increases in the cost of products sourced from foreign vendors, continued inefficiencies incurred at our Gallaway, Tennessee manufacturing facility, a decline in sales volume, and higher freight costs which, in total, exceeded the increase in gross profit resulting from increased average selling prices and a change in the mix of products sold.

Item 2.

Results of Operations

The following table sets forth the major sales variance components for the quarter ended September 30, 2008 versus September 30, 2007:

(dollars in thousands)
Three months ended September 30, 2007 net sales	$72,285
Volume of existing products, net	(2,044)
Price/sales mix, net	3,583

Three months ended September 30, 2008 net sales	$73,824

Net sales for the three months ended September 30, 2008 increased $1,539,000 or 2% to $73,824,000 from $72,285,000 for the three months ended September 30, 2007.

The following table sets forth the components of the increase in net sales as well as percent increases or decreases in unit sales and average selling prices by significant product classes for the three months ended September 30, 2008 compared to the three months ended September 30, 2007:

	Net Sales $ increase (decrease)	Unit Sales % increase (decrease)	Average Selling Prices/Sales Mix % increase
Minor Procedure Kits and Trays	$3,140,000	12%	7%
Protective Apparel	529,000	24%	6%
Patient Bedside Utensils	122,000	(6)%	6%
Urology	27,000	(7)%	6%
Containment Systems for Medical Waste	(197,000)	(6)%	5%
Operating Room Towels	(222,000)	(4)%	0%
Laparotomy Sponges	(330,000)	(13)%	2%
Patient Aids	(1,219,000)	(97)%	0%
Other, net	(311,000)	not meaningful	not meaningful

Increase in Net Sales	$1,539,000

Management believes that the fluctuations in units sold are predominantly the result of our ability, or inability, to increase penetration within the domestic market, subject to the recent impact of back orders resulting from manufacturing inefficiencies in our Tennessee facility. The increases in average selling prices are primarily due to price increases implemented to recover a portion of the increases in plastic resin and increases in acquisition costs from foreign suppliers.

Gross profit for the three months ended September 30, 2008 decreased $5,170,000 or 31% to $11,272,000 from $16,442,000 for the three months ended September 30, 2007. Gross profit as a percentage of net sales for the three months ended September 30, 2008 decreased to 15.3% from 22.7% for the three months ended September 30, 2007. Gross profit decreased as a result of higher resin prices of approximately $2,402,000, inefficiencies incurred at our Tennessee manufacturing facility of approximately $2,335,000, increased costs of products sourced from foreign suppliers, principally from China of approximately $1,841,000, increased operating expenses in our West Virginia and North Carolina manufacturing facilities and the transfer of certain administrative

Item 2.

processes to manufacturing overhead of approximately $1,045,000, increased outbound freight costs to customers of approximately $666,000 and approximately $464,000 as a result of declines in unit volume. These decreases were partially offset by an increase of approximately $3,583,000 resulting from higher average selling prices and changes in the mix of products sold.

Many of the Company’s products are produced from petroleum derived raw materials such as plastic resin. The Company also bears the cost of both inbound and outbound freight shipments of raw materials and finished products, which are significantly impacted by the cost of oil. The cost of crude oil has declined significantly from its peak levels reached during the month of July 2008. The cost of plastic resin has begun to decline; however, such costs currently remain well above levels paid by the Company during the three month period ended March 31, 2008. Management believes that the cost of plastic resin and fuel may continue to decline in the near term. The Company should experience a benefit during the three months ended December 31, 2008 from lower freight costs resulting from a reduction in fuel surcharges previously levied by freight carriers. However, the benefits to the Company from lower plastic resin costs will not be experienced until the three months ended March 31, 2009 as much of the resin that will be used in production during the three months ended December 31, 2008 was purchased during the months of June and July of 2008.

The volatility associated with resin costs and product acquisition costs from foreign suppliers may continue for the foreseeable future. In the past, we have been able, from time to time, to increase selling prices for certain products subject to such cost volatility as a means to recover a portion of the increases. However, we are unable to give any assurance that we will be successful in passing along future cost increases to our customers, if deemed necessary.

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

The following table sets forth sales, cost of sales and selling, general and administrative expense data for the periods indicated:

	Three months ended September 30,
	2008	2007
	(dollars in thousands)
Net sales	$73,824	$72,285
Cost of sales	$62,552	$55,843
Gross profit	$11,272	$16,442
Gross profit percentage	15.3%	22.7%
Selling, general and administrative expenses	$9,923	$10,229
As a percentage of net sales	13.4%	14.2%

Item 2.

Selling, general and administrative expenses for the three months ended September 30, 2008 decreased 3% to $9,923,000 from $10,229,000 for the three months ended September 30, 2007. As a percentage of net sales, selling, general and administrative expenses decreased to 13.4% for the three months ended September 30, 2008 from 14.2% for the three months ended September 30, 2007. Management believes the decrease in selling, general and administrative expenses was due to decreased salary and related expenses as a result of increased efficiencies due to the consolidation of certain administrative functions from the Tennessee facility into its Hauppauge, New York corporate headquarters and transfer of certain administrative processes into cost of goods sold also as a result of the consolidation of the facilities. These decreases were partially offset by an increase in personnel which management believes will facilitate future growth and efficiencies.

Distribution expenses increased $500,000 to $2,019,000 for the three months ended September 30, 2008 compared to $1,519,000 for the three months ended September 30, 2007. Sales and Marketing expenses and General and Administrative expenses decreased $806,000 to $7,904,000 for the three months ended September 30, 2008 compared to $8,710,000 for the three months ended September 30, 2007. Management believes the increase in distribution expenses was primarily attributable to increased labor costs, primarily temporary labor and overtime expenses, caused by backorders resulting from the manufacturing inefficiencies, as explained above.

Interest expense for the three months ended September 30, 2008 decreased to $631,000 from $952,000 for the three months ended September 30, 2007. The decrease in interest expense was attributable to a net decrease in the average principal loan balances outstanding and a decrease in interest rates during the quarter ended September 30, 2008 as compared to the quarter ended September 30, 2007.

Six Months ended September 30, 2008 compared to Six Months ended September 30, 2007

Overview

The following table sets forth certain operational data and operational data as a percentage of net sales for the periods indicated:

	Six months ended September 30,
	2008		2007
	(dollars in thousands)
Net sales	$151,219	100.0%	$142,531	100.0%
Gross profit	$26,322	17.4%	$33,551	23.5%
Selling, general and administrative expenses	$20,384	13.5%	$20,654	14.5%
Income before income taxes	$4,825	3.2%	$10,971	7.7%
Net income	$3,026	2.0%	$6,780	4.8%

Item 2.

The Company’s revenue increased by $8,688,000 or 6% to $151,219,000 and its net income decreased by $3,754,000 or 55% to $3,026,000 for the six months ended September 30, 2008 over the six months ended September 30, 2007. The increase in revenue is comprised of net price/sales mix increases of $7,240,000 and net unit volume increases of $1,448,000.

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

The net unit volume increases were driven primarily by greater domestic market penetration of our minor procedure kits and trays and protective apparel product lines. These volume increases were partially offset by management’s decision to cease shipments of crutches to a major customer due to inadequate margins. This resulted in a decline of approximately $1,131,000 in net sales with only a negligible impact on profitability for the six months ended September 30, 2008 compared to the six months ended September 30, 2007.

Containment systems for medical waste and the product lines added as a result of the acquisition of the membership interest of Medegen Medical Products (“Medegen” or “MMP”) on October 17, 2006, represents approximately 50% of the Company’s revenue. The primary raw material utilized in the manufacture of these product lines is plastic resin. In recent years, world events have caused the cost of plastic resin to increase and be extremely volatile. The Company anticipates that such volatility may continue in the future. A significant portion of the Company’s remaining revenue is derived from products sourced from foreign suppliers based in China. The costs associated with sourcing from these suppliers have increased as a result of inflationary trends, primarily on the cost of raw materials and labor, and the effect of the weakening US dollar versus the Chinese Yuan. Although the US dollar has recently been stable against the Chinese Yuan, the Company anticipates a further weakening of the US dollar versus the Chinese Yuan and a continuation of inflationary trends within China.

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

During the quarter ended June 30, 2008, the Company elected to exercise the ninety (90) day advanced notice termination provisions within one of its GPO agreements, under which the

Item 2.

Company supplies disposable operating room towels and laparotomy sponges. The termination of the agreement with the aforementioned GPO amounts to less than 3% of the Company’s net sales and has resulted from the Company’s inability to negotiate acceptable price increases with the GPO and the Company’s unwillingness to continue to provide products to the GPO members at current pricing levels. Although net sales have not been significantly impacted by this termination, the Company cannot predict the future effects on its financial results from such termination.

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

Results of Operations

The following table sets forth the major sales variance components six months ended September 30, 2008 versus September 30, 2007:

(dollars in thousands)
Six months ended September 30, 2007 net sales	$142,531
Volume of existing products, net	1,448
Price/sales mix, net	7,240

Six months ended September 30, 2008 net sales	$151,219

Net sales for the six months ended September 30, 2008 increased $8,688,000 or 6% to $151,219,000 from $142,531,000 for the six months ended September 30, 2007.

The following table sets forth the components of the increase in net sales as well as percent increases or decreases in unit sales and average selling prices by significant product classes for the six months ended September 30, 2008 compared to the six months ended September 30, 2007:

	Net Sales $ increase (decrease)	Unit Sales % increase (decrease)	Average Selling Prices/Sales Mix % increase
Minor Procedure Kits and Trays	$5,574,000	11%	6%
Protective Apparel	1,835,000	47%	9%
Patient Bedside Utensils	1,823,000	(2)%	7%
Containment Systems for Medical Waste	1,048,000	(1)%	5%
Urology	236,000	0%	5%
Operating Room Towels	197,000	(2)%	4%
Laparotomy Sponges	(153,000)	(5)%	3%
Patient Aids	(1,131,000)	(61)%	0%
Other, net	(741,000)	not meaningful	not meaningful

Increase in Net Sales	$8,688,000

Item 2.

Management believes that the fluctuations in units sold are predominantly the result of our ability, or inability, to increase penetration within the domestic market, subject to the recent impact of back orders resulting from manufacturing inefficiencies in our Tennessee facility. The increases in average selling prices are primarily due to price increases implemented to recover a portion of the increases in plastic resin and increases in acquisition costs from foreign suppliers.

Gross profit for the six months ended September 30, 2008 decreased $7,229,000 or 22% to $26,322,000 from $33,551,000 for the six months ended September 30, 2007. Gross profit as a percentage of net sales for the six months ended September 30, 2008 decreased to 17.4% from 23.5% for the six months ended September 30, 2007. Gross profit decreased as a result of higher resin prices of approximately $4,128,000, inefficiencies incurred at our Tennessee manufacturing facility of approximately $3,870,000, increased costs of products sourced from foreign suppliers, principally from China of approximately $3,312,000, increased operating expenses in our West Virginia and North Carolina manufacturing facilities and the transfer of certain administrative processes to manufacturing overhead of approximately $1,692,000, and increased outbound freight costs to customers of approximately $1,559,000. These decreases were partially offset by an increase of approximately $6,852,000 resulting from higher average selling prices and changes in the mix of products sold and approximately $480,000 as a result of increases in unit volume.

Many of the Company’s products are produced from petroleum derived raw materials such as plastic resin. The Company also bears the cost of both inbound and outbound freight shipments of raw materials and finished products, which are significantly impacted by the cost of oil. The cost of crude oil has declined significantly from its peak levels reached during the month of July 2008. The cost of plastic resin has begun to decline; however, such costs currently remain well above levels paid by the Company during the three month period ended March 31, 2008. Management believes that the cost of plastic resin and fuel may continue to decline in the near term. The Company should experience a benefit during the three months ended December 31, 2008 from lower freight costs resulting from a reduction in fuel surcharges previously levied by freight carriers. However, the benefits to the Company from lower plastic resin costs will not be experienced until the three months ended March 31, 2009 as much of the resin that will be used in production during the three months ended December 31, 2008 was purchased during the months of June and July of 2008.

The volatility associated with resin costs and product acquisition costs from foreign suppliers may continue for the foreseeable future. In the past, we have been able, from time to time, to increase selling prices for certain products subject to such cost volatility as a means to recover a portion of the increases. However, we are unable to give any assurance that we will be successful in passing along future cost increases to our customers, if deemed necessary.

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

Item 2.

The following table sets forth sales, cost of sales and selling, general and administrative expense data for the periods indicated:

	Six months ended September 30,
	2008	2007
	(dollars in thousands)
Net sales	$151,219	$142,531
Cost of sales	$124,897	$108,980
Gross profit	$26,322	$33,551
Gross profit percentage	17.4%	23.5%
Selling, general and administrative expenses	$20,384	$20,654
As a percentage of net sales	13.5%	14.5%

Selling, general and administrative expenses for the six months ended September 30, 2008 decreased 1% to $20,384,000 from $20,654,000 for the six months ended September 30, 2007. As a percentage of net sales, selling, general and administrative expenses decreased to 13.5% for the six months ended September 30, 2008 from 14.5% for the six months ended September 30, 2007. Management believes the decrease in selling, general and administrative expenses was due to decreased salary and related expenses as a result of increased efficiencies due to the consolidation of certain administrative functions from the Tennessee facility into its Hauppauge, New York corporate headquarters and transfer of certain administrative processes into cost of goods sold also as a result of the consolidation of the facilities. These decreases were partially offset by an increase in personnel which management believes will facilitate future growth and efficiencies.

Distribution expenses increased $1,008,000 to $4,037,000 for the six months ended September 30, 2008 compared to $3,029,000 for the six months ended September 30, 2007. Sales and Marketing expenses and General and Administrative expenses decreased $1,278,000 to $16,347,000 for the six months ended September 30, 2008 compared to $17,625,000 for the six months ended September 30, 2007. Management believes the increase in distribution expenses was primarily attributable to increased sales volume and increased labor costs, primarily temporary labor and overtime expenses, caused by backorders resulting from the manufacturing inefficiencies, as explained above.

Interest expense for the six months ended September 30, 2008 decreased to $1,116,000 from $1,955,000 for the six months ended September 30, 2007. The decrease in interest expense was attributable to a net decrease in the average principal loan balances outstanding and a decrease in interest rates during the six months ended September 30, 2008 as compared to the six months ended September 30, 2007.

Item 2.

Liquidity and Capital Resources

The following table sets forth certain liquidity and capital resources data for the periods indicated:

	September 30, 2008	March 31, 2008
	(Unaudited)
	(dollars in thousands)
Cash and cash equivalents	$2,171	$2,104
Accounts Receivable, net	$21,636	$24,038
Days Sales Outstanding	27.8	27.7
Inventories, net	$43,336	$33,493
Inventory Turnover	6.5	6.7
Current Assets	$71,003	$64,253
Working Capital	$43,386	$25,137
Current Ratio	2.6	1.6
Total Borrowings	$56,997	$47,906
Shareholder’s Equity	$119,551	$115,779
Debt to Equity Ratio	0.48	0.41

The Company had working capital of $43,386,000 with a current ratio of 2.6 to 1.0 at September 30, 2008 as compared to working capital of $25,137,000 with a current ratio of 1.6 to 1.0 at March 31, 2008. Total borrowings outstanding were $56,997,000 with a debt to equity ratio of 0.48 to 1.0 at September 30, 2008 as compared to $47,906,000 with a debt to equity ratio of 0.41 to 1.0 at March 31, 2008.

The Company has used its cash and credit facilities during the six months ended September 30, 2008 to fund; working capital requirements, the acquisition of capital equipment within its manufacturing facilities and the renovation of a building for use as its new corporate headquarters. As discussed, our operations, and in turn our working capital, have been impacted by the rising costs of resin and products sourced from overseas suppliers as well as operating inefficiencies in our Gallaway, Tennessee manufacturing facility. Management determined that scheduled payments to amortize our term loans would likely be affected by borrowings under our revolving credit agreement. It is management’s intent to maintain as much borrowing capacity as practical under our revolving credit agreement to support future working capital requirements. Accordingly, management amended the terms of the Company’s credit agreements (as defined herein) on September 30, 2008. Prior to the amendment the current portion of long term debt as of March 31, 2008 and September 30, 2008 was $13,000,000. The amendment, which among other modifications, decreased our current portion of long term debt associated with our term loan to $3,750,000. This change in the current portion of long term debt increased working capital by $9,250,000.

While management believes that the company has excellent relationships with its lenders, we believe that recent volatility in global credit markets make it unlikely that the Company would be able to affect future amendments to its credit agreements relating to scheduled term loan amortization or increasing the availability under our revolving credit agreement in the near term.

Item 2.

Management further believes that the lenders which are participating in our credit facilities, while being negatively impacted by the volatility in global credit markets, will be able to continue to meet their obligations under our credit facilities.

The Company has financed its operations primarily through cash flows from operations and borrowings from its existing credit facilities. At September 30, 2008 the Company had a cash balance of $2,171,000 compared to $2,104,000 at March 31, 2008. The Company’s operating activities used cash of $1,284,000 for the six months ended September 30, 2008 as compared to $10,395,000 provided during the six months ended September 30, 2007.

Net cash used by operating activities during the six months ended September 30, 2008 consisted primarily of an increase in inventories, prepaid expenses and other current assets and a decrease in accounts payable. This was partially offset by net income from operations, depreciation and amortization and decreases in accounts receivable and income taxes payable.

The increase in inventories was primarily due to increased costs and purchasing strategies of resin. Prior to the quarter ending June 30, 2008 and during the quarter ended September 30, 2008, the Company made large purchases of resin to hedge against future price increases. This purchase was the primary catalyst behind the increase in inventories. The decrease in accounts receivable at September 30, 2008 was due to a lower concentration of sales at the end of the quarter when compared to the quarter ended March 31, 2008. The increase in prepaid expenses and other current assets was due to payments for insurance policies which commenced April 1, 2008. The decrease in accrued expenses, payroll and payroll taxes was a result of the payout of year-end bonuses and commission holdbacks.

Investing activities used net cash of $7,828,000 and $4,337,000 for the six months ended September 30, 2008 and September 30, 2007, respectively. Approximately $6,972,000 of total investing activities during the six months ended September 30, 2008 was related to the Company’s purchases of property, plant and equipment, in its Tennessee manufacturing facility and renovations to the Company’s new corporate headquarters.

Financing activities provided net cash of $9,179,000 for the six months ended September 30, 2008 compared to $4,913,000 used during the six months ended September 30, 2007. Financing activities during the six months ended September 30, 2008 consisted primarily of net borrowings under the Company’s credit facilities.

During the course of the Company’s evaluation of the acquisition of MMP, the Company determined that it would shut down its Northglenn, Colorado manufacturing facility and relocate the operations into its Gallaway, Tennessee manufacturing facility. The primary reasons for the plant consolidation were as follows: redundancy of operations; elimination of inter-plant freight costs; increase of manufacturing efficiency and reduction of manufacturing costs. In connection with the consolidation, the Company expects to incur approximately $2,687,000 of restructuring costs of which $974,000 is related to severance and $1,713,000 is related to the shutdown of its Northglenn, Colorado facility and relocation of machinery and equipment and certain employees. The $2,687,000 was recorded as goodwill and accrued liabilities. During the six months ended September 30, 2008 the Company incurred approximately $1,485,000 of expenses in connection

Item 2.

with this consolidation leaving a balance of $137,000 in accrued liabilities. The Company is no longer operating from the Northglenn, Colorado facility and all related operations have been relocated to the Gallaway, Tennessee facility.

On October 17, 2006, the Company entered into a credit agreement with certain lenders and a bank acting as administration agent for the lenders (the “Credit Agreement”). The Credit Agreement, as most recently amended on September 30, 2008, provides for borrowings of $85,000,000 and is divided into two types of borrowing facilities, (i) a term loan with a principal amount of $65,000,000, and (ii) revolving credit loans, which amounts may be borrowed, repaid and re-borrowed up to $20,000,000. The term loan is payable in quarterly installments as follows: $3,250,000 for each installment date from March 31, 2007 through June 30, 2008, $250,000 for each installment date from September 30, 2008 through March 31, 2009, $1,625,000 for each installment date from June 30, 2009 through March 31, 2010, $3,250,000 for each installment date from June 30, 2010 through March 31, 2011, $5,325,000 for each installment date from June 30, 2011 through September 30, 2011 and the remaining principal amount outstanding is due on December 31, 2011. As of September 30, 2008, $41,250,000 is outstanding on the term loan and $13,748,000 is outstanding on the revolving credit loans. The Company’s availability under the revolving credit loans amounts to $6,252,000 as of September 30, 2008 and $6,500,000 as of November 5, 2008.

Both the term loan and revolving credit loans bear interest at the “alternate base rate” plus the applicable margin or at the Company’s option the “LIBOR rate” plus the “applicable margin.” The alternate base rate shall mean a rate per annum equal to the greater of (a) the Prime rate or (b) the Base CD rate in effect on such day plus 1% and .(c) . the Federal Funds Effective Rate in effect on such day plus  1/2 of 1%. “Applicable margin” shall mean with respect to an adjusted LIBOR loan a range of 75 basis points to 150 basis points. With respect to an alternate base rate loan, the applicable margin shall range from 0 basis points to 50 basis points. Effective September 30, 2008, “applicable margin” shall mean with respect to an adjusted LIBOR loan a range of 200 basis points to 300 basis points. With respect to an alternate base rate loan, the applicable margin shall range from 25 basis points to 125 basis points. The rates for both LIBOR and alternate base rate loans are established quarterly based upon certain agreed upon financial ratios.

Borrowings under this agreement are collateralized by all the assets of the Company, and the agreement contains certain restrictive covenants, which, among other matters, impose limitations with respect to the incurrence of liens, guarantees, merger, acquisitions, capital expenditures, specified sales of assets and prohibits the payment of dividends. The Company is also required to maintain various financial ratios which will be measured quarterly. As of September 30, 2008, the Company is in compliance with all such covenants and financial ratios.

The Company has entered into an agreement to renovate a building purchased in February 2007 located in the Hauppauge, New York area. Renovations are expected to be completed by the end of the third quarter of fiscal 2009 at an estimated cost of $7,000,000. Upon completion, the facility will function as the Company’s corporate headquarters. The Company plans on financing the renovations with cash flow from operations and revolving credit loans. To date, the Company has expended approximately $3,979,000 with respect to this project, of which $3,559,000 was expended during the six months ended September 30, 2008.

Item 2.

The Company believes that the anticipated future cash flow from operations, coupled with its cash on hand and available funds under its revolving credit agreement will be sufficient to meet working capital requirements. Although we have borrowing capacity on our revolving credit loans, cash on hand and anticipate future cash flows from operations, we may be limited in our ability to allocate funds for purposes such as potential acquisitions, capital expenditures, marketing, development and other general corporate purposes. In addition, we may be limited in our flexibility in planning for, or responding to, changing conditions in our business and our industry, making us more vulnerable to general economic downturns and adverse developments in our business.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate change market risk with respect to its credit facility which is priced based on the alternate base rate of interest plus a spread of up to 1  1/4%, or at LIBOR rate plus a spread of up to 3%. The spread over the alternate base rate and LIBOR rates is determined based upon the Company’s performance with regard to agreed-upon financial ratios. The Company decides at its sole discretion as to whether borrowings will be at the alternate base rate or LIBOR. At September 30, 2008, $41,250,000 was outstanding under the credit facility. Changes in the alternate base rates or LIBOR rates during fiscal 2009 will have a positive or negative effect on the Company’s interest expense. During the six months ended September 30, 2008, the average interest rate on the term loan approximated 3.7%. Each 1% fluctuation in the interest rate will increase or decrease interest expense for the Company by approximately $413,000 on an annualized basis.

In April 2007, we entered into an interest rate swap agreement to manage our exposure to interest rate changes. The swap effectively converts a portion of our variable rate debt under the credit agreement to a fixed rate, without exchanging the notional principal amounts. At September 30, 2008, we had an interest rate swap agreement. (in a notional principal amount of $15,000,000), which is scheduled to mature in March 2010. Under this agreement, we receive a floating rate based on the LIBOR interest rate, and pay a fixed rate of 5.02% plus the applicable margin. If, at any time, the swap is determined to be ineffective, in whole or in part, the fair value of the portion of the interest rate swap determined to be ineffective will be recognized as a gain or loss in the statement of operations for the applicable period.

The Company is exposed to interest rate change market risk with respect to the proceeds received from the issuance and sale by the Buncombe County Industrial and Pollution Control Financing Authority Industrial Development Revenue Bonds. At September 30, 2008, $1,900,000 was outstanding for these Bonds. The Bonds bear interest at a variable rate determined weekly. During the six months ended September 30, 2008, the average interest rate on the Bonds approximated 2.3%. Each 1% fluctuation in interest rates will increase or decrease the interest expense on the Bonds by approximately $19,000 on an annualized basis.

A significant portion of the Company’s products which are not manufactured domestically are purchased from China. All such purchases are transacted in U.S. dollars. The Company’s financial results, therefore, could be impacted by factors such as changes in foreign currency exchange rates or uncertain economic conditions including the availability of material and the cost of such material.

Item 3.

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

Item 4.

Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As indicated in the certifications in Exhibit 32.1 and 32.2 of this report, our Chief Executive Officer and our Chief Financial Officer, with the assistance of other members of our management, have evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules . 13a-15 (e) and 15d-15(e)). Based upon . the evaluation of .our disclosure controls and procedures required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were .effective for the purpose of ensuring that material information required to be in this quarterly report is made known to them by others on a timely basis.

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

Change to Internal Control over Financial Reporting

We are involved in ongoing evaluations of internal controls. In anticipation of the filing of this Form 10-Q, our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, reviewed our internal controls and have determined, based on such review, that there have been no changes in internal controls over financial reporting during the six months ended September 30, 2008 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

MEDICAL ACTION INDUSTRIES INC.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings against the Company or in which any of its property is subject.

Item 1A.	Risk Factors

Additional Risk Factors

There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

A.	The Registrant held its Annual Meeting of Stockholders on August 14, 2008.

B.	Three Directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2011. The names of the Directors and votes cast in favor of their election and votes withheld are as follows:

Name	Votes for	Votes Withheld
William W. Burke	14,278,161	304,536

Kenneth W. Davidson	14,351,411	231,281

C.	The stockholders also approved a proposal to ratify the appointment of Grant Thornton LLP as independent certified public accountants of the Company for the fiscal year ended March 31, 2009; 14,449,850 shares voted in favor of the proposal, 123,352 shares voted against and 9,496 shares abstaining from voting.

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1 and 31.2 – Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1 and 32.2 – Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Current Report on Form 8-K dated August 7, 2008, covering Item 7.01 – Results of Operations and Financial Condition and Item 9.01 – Financial Statements and Exhibits

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 7, 2008	By:	/s/ Charles L. Kelly, Jr.
Charles L. Kelly, Jr. Chief Financial Officer