Form 10-Q
period 2008-12-31
MEDICAL ACTION INDUSTRIES INC
filed 2009-02-05
CIK 748270

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

COMMISSION FILE NUMBER 0-13251

MEDICAL ACTION INDUSTRIES INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	11-2421849
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 Prime Place, Hauppauge, New York 11788

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code:

(631) 231-4600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by mark whether the registrant is a shell company (as described in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 16,028,161 shares of common stock as of February 5, 2009.

FORM 10-Q

Item 1.

MEDICAL ACTION INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

ASSETS

	December 31, 2008	March 31, 2008
	(Unaudited)
Current Assets
Cash and cash equivalents	$4,338	$2,104
Accounts receivable, less allowance for doubtful accounts of $646 at December 31, 2008 and $585 at March 31, 2008	19,819	24,038
Inventories, net	41,276	33,493
Prepaid expenses	1,725	952
Deferred income taxes	1,490	1,663
Prepaid income taxes	71	1,662
Other current assets	406	341

Total Current Assets	69,125	64,253

Property, plant and equipment, net	40,516	33,681
Goodwill	80,699	80,699
Trademarks	1,266	1,266
Other intangible assets, net	14,980	16,159
Other assets, net	2,482	2,978

Total Assets	$209,068	$199,036

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2008	March 31, 2008
	(Unaudited)
Current Liabilities
Accounts payable	$12,814	$14,112
Accrued expenses, payroll and payroll taxes	10,531	11,519
Current portion of capital lease obligations	69	125
Current portion of long-term debt	5,485	13,360

Total Current Liabilities	28,899	39,116

Deferred income taxes	9,170	9,720
Capital lease obligations, less current portion	—	31
Long-term debt, less current portion	50,825	34,390

Total Liabilities	88,894	83,257

Commitments and Contingencies

Shareholders’ Equity

Common stock 40,000,000 shares authorized, $.001 par value; issued and outstanding 16,028,161 shares at December 31, 2008 and 16,020,661 shares at March 31, 2008	16	16
Additional paid-in capital, net	28,248	27,029
Accumulated other comprehensive income	28	35
Retained earnings	91,882	88,699

Total Shareholders’ Equity	120,174	115,779

Total Liabilities and Shareholders’ Equity	$209,068	$199,036

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in thousands except per share data)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Net sales	$71,995	$75,898	$223,214	$218,429
Cost of sales	61,912	59,162	186,809	168,142

Gross profit	10,083	16,736	36,405	50,287

Selling, general and administrative expenses	8,886	10,046	29,270	30,700
Interest expense	945	826	2,061	2,781
Interest income	—	(39)	(3)	(68)

Income before income taxes	252	5,903	5,077	16,874
Income tax expense	95	2,255	1,894	6,446

Net income	$157	$3,648	$3,183	$10,428

Net income per share basic	$0.01	$0.23	$0.20	$0.66

Net income per share diluted	$0.01	$0.22	$0.20	$0.64

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Nine Months Ended December 31,
	2008	2007
OPERATING ACTIVITIES
Net income	$3,183	$10,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,031	2,945
Amortization	1,765	1,748
Provision for doubtful accounts	61	165
Stock-based compensation	1,112	1,266
Excess tax benefit from stock-based compensation	(376)	118
Tax benefit from exercise of options	20	1,328
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	4,159	(1,032)
Inventories	(7,783)	(72)
Prepaid expenses and other current assets	(837)	(385)
Other assets	(91)	(1,019)
Accounts payable	(1,299)	(2,224)
Prepaid income taxes	1,590	798
Accrued expenses, payroll and payroll taxes	477	51

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,012	14,115

INVESTING ACTIVITIES
Purchase price and related acquisition costs	(922)	(569)
Purchases of property, plant and equipment	(10,417)	(4,056)

NET CASH USED IN INVESTING ACTIVITIES	(11,339)	(4,625)

FINANCING ACTIVITIES
Proceeds from revolving line of credit and long term borrowings	58,440	23,367
Principal payments on revolving line of credit, long term debt and capital lease obligations	(49,967)	(33,667)
Proceeds from exercise of employee stock options	88	1,193

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	8,561	(9,107)

Increase in cash	2,234	383
Cash at beginning of year	2,104	827

Cash at end of period	$4,338	$1,210

Supplemental Disclosures:
Interest paid	$2,088	$2,968
Income taxes paid	$713	$8,737

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of Medical Action Industries Inc. (“Medical Action” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ended March 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report for the year ended March 31, 2008.

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

Item 1.

Note 2. (Continued)

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

The new Statement establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. SFAS 159 was effective as of the beginning of the first fiscal year that begins after November 15, 2007, and is effective for us as of April 1, 2008. The adoption of SFAS 159 did not impact our consolidated financial statements in any material respect.

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

In 1994, the Company’s Board of Directors and stockholders approved the 1994 Stock Incentive Plan (the “Incentive Plan”), which, as amended, authorized 3,525,000 shares of the Company’s common stock for awards under the Incentive Plan. The Incentive Plan, which expires in 2015, permits the granting of incentive stock options, shares of restricted stock and non-qualified stock options. All officers and other key employees of the Company and its affiliates are eligible to participate in the Incentive Plan. The Incentive Plan is administered by the Compensation Committee of the Board of Directors, which determines the persons to whom, and the time at which, awards will be granted. In addition, the Compensation Committee will decide the type of awards to be granted and all other related terms and conditions of the awards. The per share exercise price of any option may not be less than the fair market value of a share of common stock at the time of grant. No incentive options have been issued under this plan.

Item 1.

Note 3. (Continued)

The following is a summary of restricted stock activity in our 1994 Stock Incentive Plan for the nine months ended December 31, 2008:

	Shares	Weighted Average Grant Price
Non-vested at April 1, 2008	39,374	$14.42
Granted	—	$—
Vested	(2,813)	$14.85
Cancelled	—	$—

Non-vested at December 31, 2008	36,561	$14.87

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

Stock-based compensation expense amounted to approximately $278 ($174 after tax) or $.01 per basic and diluted share and $337 ($208 after tax) or $.01 per basic share and diluted share for the three months ended December 31, 2008 and 2007, respectively. Stock-based compensation expense amounted to approximately $984 ($617 after tax) or $.04 per basic and diluted share and $1,198 ($740 after tax) or $.05 per basic and diluted share for the nine months ended December 31, 2008 and 2007, respectively.

Item 1.

Note 3. (Continued)

The following is a summary of the changes in outstanding options for all of the Company’s plans during the nine months ended December 31, 2008:

	Shares	Weighted average exercise price	Remaining Weighted average contract life (years)	Aggregate Intrinsic value
Outstanding at April 1, 2008	1,390,062	$12.52	6.5	$8,360
Granted	261,000	16.05		1,639
Exercised	(7,500)	11.67		(44)
Forfeited	(107,625)	15.61		(765)

Outstanding at December 31, 2008	1,535,937	$12.92	6.4	$9,190

Options exercisable at December 31, 2008	1,123,012	$10.84	5.0	$6,236

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options pricing model. The following weighted average assumptions were used for grants in the nine months ended December 31, 2008 and 2007, respectively: expected volatility of 35.7% and 34.6%; a risk-free interest rate of 3.9% and 4.8% and an expected life of 5.3 years. The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the life of the grant. The expected volatility is based on the historical volatility of the Company’s stock.

There were no options granted during the three months ended December 31, 2008. The weighted average fair value of options granted was $8.14 for the three months ended December 31, 2007 and $6.28 and $8.62 for the nine months ended December 31, 2008 and 2007, respectively. As of December 31, 2008, there were approximately $2,953 of total SFAS No. 123R unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Company’s plans. This cost is expected to be recognized over a period of three years.

The following is a summary of the changes in non-vested stock options for the nine months ended December 31, 2008:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at April 1, 2008	492,175	$6.70
Granted	261,000	6.28
Forfeited	(107,625)	7.11
Vested	(231,500)	6.11

Non-vested shares at December 31, 2008	414,050	$7.16

Item 1.

Note 4. INVENTORIES

Inventories, which are stated at the lower of cost (first-in, first-out) or market, consist of the following:

	December 31, 2008	March 31, 2008
	(Unaudited)
	(dollars in thousands)
Finished Goods, net	$24,963	$19,399
Work in Process, net	1,178	942
Raw Materials	15,135	13,152

Total, net	$41,276	$33,493

On a continuing basis, inventory quantities on hand are reviewed and an analysis of the provision for excess and obsolete inventory is performed based primarily on the Company’s sales history and anticipated future demand. Such provision for excess and obsolete inventory amounted to approximately $783 and $891 at December 31, 2008 and March 31, 2008, respectively.

Note 5. NET INCOME PER SHARE

Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common shares. Diluted earnings per share are based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average prices during the periods. Excluded from the calculation of earnings per share are options to purchase 1,152,875 and 873,875 shares for the three and nine months ended December 31, 2008 and 256,200 and 232,700 shares for the three and nine months ended December 31, 2007, as their inclusion would not have been dilutive.

Item 1.

Note. 5 (continued)

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended December 31, 2008 and 2007, respectively.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
	(dollars in thousands except share and per share data)
Numerator:
Net income for basic and dilutive earnings per share	$157	$3,648	$3,183	$10,428

Denominator:
Denominator for basic earnings per share - weighted average shares	16,028,161	16,020,036	16,024,439	15,929,011

Effect of dilutive securities:

Employee and director stock options	66,606	363,122	161,939	396,663

Denominator for diluted earnings per share - adjusted weighted average shares	16,094,767	16,383,158	16,186,378	16,325,674

Basic earnings per share	$0.01	$0.23	$0.20	$0.66

Diluted earnings per share	$0.01	$0.22	$0.20	$0.64

Note 6. SHAREHOLDERS’ EQUITY

There were no stock options exercised during the three months ended December 31, 2008. For the nine months ended December 31, 2008, 7,500 stock options were exercised by a board member of the Company in accordance with the Company’s 1996 Non-Employee Director Stock Option Plan. The exercise price of the options exercised ranged from $10.89 per share to $12.54 per share for the nine months ended December 31, 2008. The net cash proceeds from these exercises were $88 for the nine months ended December 31, 2008.

For the three and nine months ended December 31, 2007, 30,435 and 206,450 stock options, respectively were exercised by employees of the Company in accordance with the Company’s 1989 Non-Qualified Stock Option Plan and 1994 Stock Incentive Plan. The exercise price of the options exercised ranged from $8.50 per share to $11.93 per share for the three months ended December 31, 2007 and $1.92 per share to $11.93 per share for the nine months ended December 31, 2007. The net cash proceeds from these exercises were $272 and $1,193 for the three and nine months ended December 31, 2007, respectively.

Item 1.

Note 7. ACQUISITION

On October 17, 2006, the Company acquired, through one of its subsidiaries, the membership interest of Medegen Medical Products (“Medegen” or “MMP”). Medegen is in the business of manufacturing and distributing disposable plastic products for the medical and laboratory markets. MMP markets its products primarily under the trade names Medegen and Vollrath. The purchase price for the assets acquired including related closing costs was approximately $80,497.

During the course of the Company’s evaluation of the acquisition of MMP, the Company determined that it would shut down its Northglenn, Colorado manufacturing facility and relocate the operations into its Gallaway, Tennessee manufacturing facility. The primary reasons for the plant consolidation was as follows: redundancy of operations; elimination of inter-plant freight costs; increase of manufacturing efficiency and reduction of manufacturing costs. In connection with the consolidation, the Company expects to incur approximately $2,687 of restructuring costs of which $974 is related to severance and $1,713 is related to the shutdown of its Northglenn, Colorado facility and relocation of machinery and equipment and certain employees. The $2,687 was recorded as goodwill and accrued liabilities. During the nine months ended December 31, 2008 the Company incurred approximately $1,551 of expenses in connection with this consolidation leaving a balance of $71 in accrued liabilities. The Company is no longer operating from the Northglenn, Colorado facility and all related operations have been relocated to the Gallaway, Tennessee facility.

Note 8. LONG-TERM DEBT

On October 17, 2006, the Company entered into a credit agreement with certain lenders and a bank acting as administration agent for the lenders (the “Credit Agreement”). The Credit Agreement, as most recently amended on September 30, 2008, provides for borrowing of $85,000 and is divided into two types of borrowing facilities, (i) a term loan with a principal amount of $65,000, and (ii) revolving credit loans, which amounts may be borrowed, repaid and re-borrowed up to $20,000. The term loan is payable in quarterly installments as follows: $3,250 for each installment date from March 31, 2007 through June 30, 2008, $250 for each installment date from September 30, 2008 through March 31, 2009, $1,625 for each installment date from June 30, 2009 through March 31, 2010, $3,250 for each installment date from June 30, 2010 through March 31, 2011, $5,325 for each installment date from June 30, 2011 through September 30, 2011 and the remaining principal amount outstanding is due on December 31, 2011. As of December 31, 2008, $41,000 is outstanding on the term loan and $13,500 is outstanding on the revolving credit loans. The Company’s availability under the revolving credit loans amounts to $6,500 as of December 31, 2008.

Both the term loan and revolving credit loans bear interest at the “alternate base rate” plus the “applicable margin” or at the Company’s option the “LIBOR rate” plus the applicable margin. The alternate base rate shall mean a rate per annum equal to the greater of (a) the Prime rate or (b) the Base CD rate in effect on such day plus 1% and (c) the Federal Funds Effective Rate in effect on such day plus  1/2 of 1%. Applicable margin shall mean with respect to an adjusted LIBOR loan a range of 75 basis points to 150 basis points. With respect to an alternate base rate loan, the applicable margin shall range from 0 basis points to 50 basis points. Effective September 30, 2008, applicable margin shall mean with respect to an adjusted LIBOR loan a range of 200 basis points to

Item 1.

Note 8. (Continued)

300 basis points. With respect to an alternate base rate loan, the applicable margin shall range from 25 basis points to 125 basis points. The rates for both LIBOR and alternate base rate loans are established quarterly based upon certain agreed upon financial ratios. During the nine months ended December 31, 2008, the average interest rates on the term and revolving credit loans approximated 4.2% and 4.8%, respectively. Borrowings under this agreement are collateralized by all the assets of the Company, and the agreement contains certain restrictive covenants, which, among other matters, impose limitations with respect to the incurrence of liens, guarantees, merger, acquisitions, capital expenditures, specified sales of assets and prohibits the payment of dividends. The Company is also required to maintain various financial ratios which will be measured quarterly. As of December 31, 2008, the Company is in compliance with all such covenants and financial ratios.

In July 1997, the Company acquired land and an existing building located in Arden, North Carolina (the “Arden Facility”). The purchase price for the Arden Facility was $2,900, which was paid at closing. The acquisition of the Arden Facility was financed with the proceeds from the issuance and sale by The Buncombe County Industrial Facilities and Pollution Control Financing Authority of its $5,500 Industrial Development Revenue Bonds (Medical Action Industries Inc. Project), Series 1997 (the “Bonds”). Interest on the Bonds is payable on the first business day of each January, April, July and October commencing October, 1997 and installments of $90 commencing October 1, 1998 and ending July 1, 2013. Principal payments are due and payable in 60 consecutive quarterly installments of $90 commencing October 1, 1998 and ending July 1, 2013 with a final maturity payment of $190. The Bonds bear interest at a variable rate, determined weekly. The average interest rate on the Bonds during the nine months ended December 31, 2008 approximated 2.6%. The remaining principal of the Bonds at December 31, 2008 was $1,810.

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

All amounts presented in our Management’s Discussion and Analysis of Financial Condition and Results of Operations are in thousands, except share and per share data.

Item 2.

Three Months ended December 31, 2008 compared to Three Months ended December 31, 2007

Overview

The following table sets forth certain operational data and operational data as a percentage of net sales for the periods indicated:

	Three months ended December 31,
	2008		2007
	(dollars in thousands)
Net sales	$71,995	100.0%	$75,898	100.0%
Gross profit	$10,083	14.0%	$16,736	22.1%
Selling, general and administrative expenses	$8,886	12.3%	$10,046	13.2%
Income before income taxes	$252	0.4%	$5,903	7.8%
Net income	$157	0.2%	$3,648	4.8%

The Company’s revenue decreased by $3,903 or 5.1% to $71,995 and its net income decreased by $3,491 or 95.7% to $157 for the quarter ended December 31, 2008 over the quarter ended December 31, 2007. The decrease in revenue is comprised of net unit volume decreases of $5,435, which was partially offset by net price/sales mix increases of $1,532.

The net unit volume decreases were primarily from losses in patient bedside utensils, operating room disposables and sterilization products (predominantly patient aids, which are principally comprised of crutches and disposable operating room towels), laboratory products, and specimen containers. Patient bedside utensils experienced a $2,659 decline in sales volume as a result of lower unit volume sales. Management believes that the decline is attributable to competitive pressures, the effect of customers’ management of inventory balances in reaction to current economic conditions, back order positions and the termination of a supply contract. A significant component of the Company’s net unit volume decreases in patient aids resulted from the Company’s inability to negotiate acceptable price increases on crutches to a major customer and the Company’s unwillingness to continue to provide these crutches at current pricing levels. This resulted in a decline of approximately $1,127 in net sales with only a negligible impact on profitability for the three months ended December 31, 2008 compared to the three months ended December 31, 2007. These net unit volume declines were partially offset by volume increases primarily from greater domestic penetration of our minor procedure kits and trays product line.

The price/sales mix increases were primarily from increased average selling prices of our minor procedure kits and trays, containment systems for medical waste and specimen containers product lines. The increase in average selling prices of certain containment systems for medical waste and specimen container products was due primarily to price increases implemented to recover a portion of the increases in plastic resin (the primary raw material utilized in the manufacture of these products). The increase in average selling prices of our minor procedure kits and trays products was the result of a shift in sales mix and due to an increase in sales of kits containing enhanced components.

Item 2.

Containment systems for medical waste and the product lines added as a result of the acquisition of the membership interest of Medegen Medical Products (“Medegen” or “MMP”) on October 17, 2006, represents approximately 50% of the Company’s revenue. The primary raw material utilized in the manufacture of these product lines is plastic resin. In recent years, world events have continued to cause the cost of plastic resin to increase and be extremely volatile. During the three months ended December 31, 2008, the Company experienced a decline in the cost of resin as measured against increases in resin costs incurred since the acquisition of MMP. The Company anticipates that such volatility may continue in the future as evidenced by increases in resin costs, incurred subsequent to December 31, 2008. A significant portion of the Company’s remaining revenue is derived from products sourced from foreign suppliers based in China. The costs associated with sourcing from these suppliers have increased as a result of inflationary trends, primarily on the cost of raw materials and labor, and the effect of the weakening US dollar versus the Chinese Yuan. Although the US dollar has recently been stable against the Chinese Yuan, the Company anticipates a further weakening of the US dollar versus the Chinese Yuan and a continuation of inflationary trends within China.

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

During the quarter ended June 30, 2008, the Company elected to exercise the ninety (90) day advanced notice termination provisions within one of its GPO agreements, under which the Company supplies disposable operating room towels and laparotomy sponges. The termination of the agreement with the aforementioned GPO amounts to less than 2% of the Company’s net sales and has resulted from the Company’s inability to negotiate acceptable price increases with the GPO and the Company’s unwillingness to continue to provide products to the GPO members at current pricing levels. Although net sales have not been significantly impacted by this termination, the Company cannot predict the future effects on its financial results from such termination.

Gross profit decreased principally as a result of; continued inefficiencies incurred at our Gallaway, Tennessee manufacturing facility, increases in the cost of products sourced from foreign vendors, a decline in sales volume, increases in resin costs, which, in total, exceeded the increase in gross profit resulting from increased average selling prices and a change in the mix of products sold and decreased freight costs.

Item 2.

Results of Operations

The following table sets forth the major sales variance components for the quarter ended December 31, 2008 versus December 31, 2007:

(dollars in thousands)
Three months ended December 31, 2007 net sales	$75,898
Volume of existing products, net	(5,435)
Price/sales mix, net	1,532

Three months ended December 31, 2008 net sales	$71,995

Net sales for the three months ended December 31, 2008 decreased $3,903 or 5.1% to $71,995 from $75,898 for the three months ended December 31, 2007.

The following table sets forth the components of the decrease in net sales as well as percent increases or decreases in unit sales and average selling prices by significant product classes for the three months ended December 31, 2008 compared to the three months ended December 31, 2007:

	Net Sales $ increase (decrease)	Unit Sales % increase (decrease)	Average Selling Prices/Sales Mix % increase
Minor Procedure Kits and Trays	$1,761	3%	7%
Containment Systems for Medical Waste	521	0%	4%
Protective Apparel	126	3%	3%
Laparotomy Sponges	(276)	(11)%	3%
Specimen Containers	(621)	(30)%	11%
Laboratory Products	(888)	(30)%	4%
Operating Room Towels	(1,028)	(17)%	3%
Patient Aids	(1,127)	(99)%	21%
Patient Bedside Utensils	(2,659)	(16)%	1%
Other, net	288	not meaningful	not meaningful

(Decrease) in Net Sales	$(3,903)

Management believes that the fluctuations in units sold are predominantly the result of our ability, or inability, to increase penetration within the domestic market, subject to the recent impact of back orders resulting from manufacturing inefficiencies in our Tennessee facility, as well as the impact of general economic conditions within our markets. The increases in average selling prices are primarily due to price increases implemented to recover a portion of the increases in plastic resin and increases in acquisition costs from foreign suppliers.

Gross profit for the three months ended December 31, 2008 decreased $6,653 or 39.8% to $10,083 from $16,736 for the three months ended December 31, 2007. Gross profit as a percentage of net sales for the three months ended December 31, 2008 decreased to 14.0% from 22.1% for the three months ended December 31, 2007. Gross profit decreased as a result of inefficiencies incurred at our Tennessee manufacturing facility of approximately $2,262, declines in unit volume of approximately $1,964, higher resin prices of approximately $1,964, increased costs of products sourced from foreign suppliers, principally from China, of approximately $1,785,

Item 2.

increased operating expenses in our West Virginia and North Carolina manufacturing facilities and the transfer of certain administrative processes to manufacturing overhead of approximately $830. These decreases were partially offset by an increase of approximately $1,532 resulting from higher average selling prices and changes in the mix of products sold and decreased outbound freight costs to customers of approximately $607.

Many of the Company’s products are produced from petroleum derived raw materials such as plastic resin. The Company also bears the cost of both inbound and outbound freight shipments of raw materials and finished products, which are significantly impacted by the cost of oil. The cost of crude oil has declined significantly from its peak levels reached during the month of July 2008. The cost of plastic resin has begun to decline, however, the benefits to the Company from lower plastic resin costs will not be experienced until the three months ended March 31, 2009 as much of the resin that was purchased during the months of June and July 2008 was used in production during the three months ended December 31, 2008.

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

The major causes of the manufacturing inefficiencies were equipment productivity issues in our Tennessee plant and other inefficiencies associated with the consolidation of the MMP manufacturing facilities. The inefficiencies have resulted in backorders and other fulfillment issues on certain products. Management anticipates reductions in these inefficiencies during the remainder of the 2009 fiscal year. However, no assurance can be given that the backorders and order fulfillment issues will not result in the loss of business.

The following table sets forth sales, cost of sales and selling, general and administrative expense data for the periods indicated:

	Three months ended December 31,
	2008	2007
	(dollars in thousands)
Net sales	$71,995	$75,898
Cost of sales	61,912	59,162
Gross profit	10,083	16,736
Gross profit percentage	14.0%	22.1%
Selling, general and administrative expenses	8,886	10,046
As a percentage of net sales	12.3%	13.2%

Selling, general and administrative expenses for the three months ended December 31, 2008 decreased 11.5% to $8,886 from $10,046 for the three months ended December 31, 2007. As a percentage of net sales, selling, general and administrative expenses decreased to 12.3% for the three months ended December 31, 2008 from 13.2% for the three months ended December 31, 2007. The decrease in

Item 2.

selling, general and administrative expenses was primarily due to decreased salary and related expenses as a result of increased efficiencies due to the consolidation of certain administrative functions from the Tennessee facility into its Hauppauge, New York corporate headquarters and transfer of certain administrative processes into cost of goods sold also as a result of the consolidation of the facilities and a decrease in bonuses as a result of the Company not meeting certain earnings targets. These decreases were partially offset by an increase in personnel which management believes will facilitate future growth and efficiencies.

Distribution expenses increased $128 to $1,918 for the three months ended December 31, 2008 compared to $1,790 for the three months ended December 31, 2007. The increase in distribution expenses was primarily due to increased labor costs, primarily temporary labor and overtime expenses, caused by backorders resulting from the manufacturing inefficiencies, as previously explained. Sales and Marketing expenses decreased $291 to $4,855 for the three months ended December 31, 2008 compared to $5,146 for the three months ended December 31, 2007. The decrease in Sales and Marketing expenses is primarily due to a decrease in bonuses as a result of the Company not meeting certain earnings targets. General and Administrative expenses decreased $998 to $2,113 for the three months ended December 31, 2008 compared to $3,111 for the three months ended December 31, 2007. The decrease in General and Administrative expenses is primarily due to a decrease in bonuses as result of the Company not meeting certain earnings targets, as well as a decrease in outside consulting fees.

Interest expense for the three months ended December 31, 2008 increased to $945 from $826 for the three months ended December 31, 2007. The increase in interest expense was primarily due to a net increase in the average principal loan balances outstanding partially offset by a decrease in interest rates during the quarter ended December 31, 2008 as compared to the quarter ended December 31, 2007. The increase in principal loan balances were primarily due to a decline in net cash provided by operating activities and an increase in investing activities, which were primarily comprised of equipment purchases in our Tennessee facility and renovations to our new corporate headquarters.

Nine Months ended December 31, 2008 compared to Nine Months ended December 31, 2007

Overview

The following table sets forth certain operational data and operational data as a percentage of net sales for the periods indicated:

	Nine months ended December 31,
	2008		2007
	(dollars in thousands)
Net sales	$223,214	100.0%	$218,429	100.0%
Gross profit	$36,405	16.3%	$50,287	23.0%
Selling, general and administrative expenses	$29,270	13.1%	$30,700	14.1%
Income before income taxes	$5,077	2.3%	$16,874	7.7%
Net income	$3,183	1.4%	$10,428	4.8%

Item 2.

The Company’s revenue increased by $4,785 or 2.2% to $223,214 and its net income decreased by $7,245 or 69.5% to $3,183 for the nine months ended December 31, 2008 over the nine months ended December 31, 2007. The increase in revenue was primarily due to net price/sales mix increases of $8,395, partially offset by a decline in net unit volume of $3,610.

The price/sales mix increases were primarily from increased average selling prices of our minor procedure kits and trays, patient bedside utensils and containment systems for medical waste product lines. The increase in average selling prices of our minor procedure kits and trays products was the result of a shift in sales mix and due to an increase in sales of kits containing enhanced components. The increase in average selling prices of certain patient bedside utensils and containment systems for medical waste products was due primarily to price increases implemented to recover a portion of the increases in plastic resin (the primary raw material utilized in the manufacture of these products).

The net unit volume decreases were primarily from losses in patient bedside utensils, operating room disposables and sterilization products (predominantly patient aids, which are principally comprised of crutches and disposable operating room towels), specimen containers and laboratory products. Patient bedside utensils experienced an $835 decline in sales volume as a result of lower unit volume sales. Management believes that the decline is attributable to competitive pressures, the effect of customers’ management of inventory balances in reaction to current economic conditions, back order positions and the termination of a supply contract. A significant component of the Company’s net unit volume decreases in patient aids resulted from the Company’s inability to negotiate acceptable price increases on crutches to a major customer and the Company’s unwillingness to continue to provide these crutches at current pricing levels. This resulted in a decline of approximately $2,258 in net sales with only a negligible impact on profitability for the nine months ended December 31, 2008 compared to the nine months ended December 31, 2007. These net unit volume declines were partially offset by volume increases primarily from greater domestic penetration of our minor procedure kits and trays and protective apparel product lines.

Containment systems for medical waste and the product lines added as a result of the acquisition of the membership interest of Medegen Medical Products (“Medegen” or “MMP”) on October 17, 2006, represents approximately 50% of the Company’s revenue. The primary raw material utilized in the manufacture of these product lines is plastic resin. In recent years, world events have continued to cause the cost of plastic resin to increase and be extremely volatile. During recent months, the Company experienced a decline in the cost of resin as measured against increases in resin costs incurred since the acquisition of MMP. The Company anticipates that such volatility may continue in the future as evidenced by decreases in resin costs incurred subsequent to December 31, 2008. A significant portion of the Company’s remaining revenue is derived from products sourced from foreign suppliers based in China. The costs associated with sourcing from these suppliers have increased as a result of inflationary trends, primarily on the cost of raw materials and labor, and the effect of the weakening US dollar versus the Chinese Yuan. Although the US dollar has recently been stable against the Chinese Yuan, the Company anticipates a further weakening of the US dollar versus the Chinese Yuan and a continuation of inflationary trends within China.

Item 2.

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

During the quarter ended June 30, 2008, the Company elected to exercise the ninety (90) day advanced notice termination provisions within one of its GPO agreements, under which the Company supplies disposable operating room towels and laparotomy sponges. The termination of the agreement with the aforementioned GPO amounts to less than 2% of the Company’s net sales and has resulted from the Company’s inability to negotiate acceptable price increases with the GPO and the Company’s unwillingness to continue to provide products to the GPO members at current pricing levels. Although net sales have not been significantly impacted by this termination, the Company cannot predict the future effects on its financial results from such termination.

Gross profit decreased principally as a result of; continued inefficiencies incurred at our Gallaway, Tennessee manufacturing facility, increases in resin costs, increases in the cost of products sourced from foreign vendors, and higher freight costs which, in total exceeded the increase in gross profit resulting from higher unit sales, increased average selling prices and a change in the mix of products sold.

Results of Operations

The following table sets forth the major sales variance components for the nine months ended December 31, 2008 versus December 31, 2007:

(dollars in thousands)
Nine months ended December 31, 2007 net sales	$218,429
Volume of existing products, net	(3,610)
Price/sales mix, net	8,395

Nine months ended December 31, 2008 net sales	$223,214

Net sales for the nine months ended December 31, 2008 increased $4,785 or 2.2% to $223,214 from $218,429 for the nine months ended December 31, 2007.

Item 2.

The following table sets forth the components of the increase in net sales as well as percent increases or decreases in unit sales and average selling prices by significant product classes for the nine months ended December 31, 2008 compared to the nine months ended December 31, 2007:

	Net Sales $ increase (decrease)	Unit Sales % increase (decrease)	Average Selling Prices/Sales Mix % increase
Minor procedure Kits and Trays	$7,335	8%	6%
Protective Apparel	1,961	30%	5%
Containment Systems for Medical Waste	1,569	(1)%	5%
Laparotomy Sponges	(429)	(7)%	3%
Specimen Containers	(822)	(18)%	9%
Laboratory Products	(825)	(12)%	4%
Operating Room Towels	(831)	(8)%	4%
Patient Bedside Utensils	(835)	(7)%	6%
Patient Aids	(2,258)	(76)%	1%
Other, net	(80)	not meaningful	not meaningful

Increase in Net Sales	$4,785

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

Gross profit for the nine months ended December 31, 2008 decreased $13,882 or 27.6% to $36,405 from $50,287 for the nine months ended December 31, 2007. Gross profit as a percentage of net sales for the nine months ended December 31, 2008 decreased to 16.3% from 23.0% for the nine months ended December 31, 2007. Gross profit decreased as a result of inefficiencies incurred at our Tennessee manufacturing facility of approximately $6,132, higher resin prices of approximately $6,092, increased costs of products sourced from foreign suppliers, principally from China of approximately $5,097, increased operating expenses in our West Virginia and North Carolina manufacturing facilities and the transfer of certain administrative processes to manufacturing overhead of approximately $2,578, approximately $1,425 as a result of decreases in unit volume and increased outbound freight costs to customers of approximately $952. These decreases were partially offset by an increase of approximately $8,395 resulting from higher average selling prices and changes in the mix of products sold.

Many of the Company’s products are produced from petroleum derived raw materials such as plastic resin. The Company also bears the cost of both inbound and outbound freight shipments of raw materials and finished products, which are significantly impacted by the cost of oil. The cost of crude oil has declined significantly from its peak levels reached during the month of July 2008. The cost of plastic resin has begun to decline, however, the benefits to the Company from lower plastic resin costs will not be experienced until the three months ended March 31, 2009 as much of the resin that was purchased during the months of June and July 2008 was used in production during the three months ended December 31, 2008.

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

Item 2.

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

The following table sets forth sales, cost of sales and selling, general and administrative expense data for the periods indicated:

	Nine months ended December 31,
	2008	2007
	(dollars in thousands)
Net sales	$223,214	$218,429
Cost of sales	$186,809	$168,142
Gross profit	$36,405	$50,287
Gross profit percentage	16.3%	23.0%
Selling, general and administrative expenses	$29,270	$30,700
As a percentage of net sales	13.1%	14.1%

Selling, general and administrative expenses for the nine months ended December 31, 2008 decreased 4.7% to $29,270 from $30,700 for the nine months ended December 31, 2007. As a percentage of net sales, selling, general and administrative expenses decreased to 13.1% for the nine months ended December 31, 2008 from 14.1% for the nine months ended December 31, 2007. The decrease in selling, general and administrative expenses was primarily due to decreased salary and related expenses as a result of increased efficiencies due to the consolidation of certain administrative functions from the Tennessee facility into its Hauppauge, New York corporate headquarters and transfer of certain administrative processes into cost of goods sold also as a result of the consolidation of the facilities and a decrease in bonuses as a result of the Company not meeting certain earnings targets. These decreases were partially offset by an increase in personnel which management believes will facilitate future growth and efficiencies.

Distribution expenses increased $1,136 to $5,955 for the nine months ended December 31, 2008 compared to $4,819 for the nine months ended December 31, 2007. The increase in distribution expenses was primarily due to increased labor costs, primarily temporary labor and overtime expenses, caused by backorders resulting from the manufacturing inefficiencies, as previously explained. Sales and Marketing expenses decreased $442 to $14,955 for the nine months ended December 31, 2008 compared to $15,396 for the nine months ended December 31, 2007. The decrease in Sales and Marketing expenses is primarily due to a decrease in sales commissions, as a result of not meeting certain targets, and a decrease in bonuses as result of the Company not meeting

Item 2.

certain earnings targets. General and Administrative expenses decreased $2,124 to $8,361 for the nine months ended December 31, 2008 compared to $10,485 for the nine months ended December 31, 2007. The decrease in General and Administrative expenses is primarily due to a decrease in salaries and related benefits as a result of the consolidation of administrative processes into cost of goods sold, as explained above, as well as a decrease in legal and outside consulting fees. These decreases were partially offset by an increase in recruitment fees as a result of the hiring of personnel as well as increases in general insurances.

Interest expense for the nine months ended December 31, 2008 decreased to $2,061 from $2,781 for the nine months ended December 31, 2007. The decrease in interest expense was attributable to a decrease in interest rates and a net decrease in the average principal loan balances outstanding during the nine months ended December 31, 2008 as compared to the nine months ended December 31, 2007.

Liquidity and Capital Resources

The following table sets forth certain liquidity and capital resources data for the periods indicated:

	December 31, 2008	March 31, 2008
	(Unaudited)
	(dollars in thousands)
Cash and cash equivalents	$4,338	$2,104
Accounts Receivable, net	$19,819	$24,038
Days Sales Outstanding	26.5	27.7
Inventories, net	$41,276	$33,493
Inventory Turnover	6.7	6.7
Current Assets	$69,125	$64,253
Working Capital	$40,226	$25,137
Current Ratio	2.4	1.6
Total Borrowings	$56,379	$47,906
Shareholder’s Equity	$120,174	$115,779
Debt to Equity Ratio	0.47	0.41

The Company had working capital of $40,226 with a current ratio of 2.4 at December 31, 2008 as compared to working capital of $25,137 with a current ratio of 1.6 at March 31, 2008. Total borrowings outstanding were $56,379 with a debt to equity ratio of .47 at December 31, 2008 as compared to $47,906 with a debt to equity ratio of .41 at March 31, 2008.

The Company has used its cash and credit facilities during the nine months ended December 31, 2008 to fund; working capital requirements, the acquisition of capital equipment within its manufacturing facilities and the renovation of a building for use as its new corporate headquarters. As discussed, our operations, and in turn our working capital, have been impacted by the rising costs of

Item 2.

resin and products sourced from overseas suppliers as well as operating inefficiencies in our Gallaway, Tennessee manufacturing facility and reduced sales during the quarter ended December 31, 2008. Management determined that scheduled payments to amortize our term loans would likely be affected by borrowings under our revolving credit agreement. It is management’s intent to maintain as much borrowing capacity as practical under our revolving credit agreement to support future working capital requirements. Accordingly, management amended the terms of the Company’s credit agreements (as defined herein) on September 30, 2008. Prior to the amendment the current portion of long term debt associated with our term loan as of March 31, 2008 was $13,000. The amendment, which among other modifications, decreased our current portion of long term debt associated with our term loan as of December 31, 2008 to $5,125. This change in the current portion of long term debt increased working capital by $7,875.

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

Net cash provided by operating activities during the nine months ended December 31, 2008 consisted primarily of income from operations, depreciation and amortization, and decreases in accounts receivable and prepaid income taxes. These increases were partially offset by increases in inventories, prepaid expenses and other current assets and a decrease in accounts payable.

The Company has financed its operations primarily through cash flows from operations and borrowings from its existing credit facilities. At December 31, 2008 the Company had a cash balance of $4,338 compared to $2,104 at March 31, 2008. The Company’s operating activities provided cash of $5,012 for the nine months ended December 31, 2008 as compared to $14,115 provided during the nine months ended December 31, 2007.

The increase in inventories was primarily due to increased costs, inventory builds in anticipation of Chinese New Year and a decline in sales for the quarter ended December 31, 2008. Management expects to reduce these inventory levels during the quarter ended March 31, 2009. The decrease in accounts receivable at December 31, 2008 was due to the timing of cash receipts occurring in the normal course of business at the end of the quarter when compared to the quarter ended March 31, 2008. The increase in prepaid expenses and other current assets was due to payments for insurance policies which commenced April 1, 2008. The decrease in accounts payable was due to inventory purchasing strategies and the timing of payments.

Investing activities used net cash of $11,339 and $4,625 for the nine months ended December 31, 2008 and December 31, 2007, respectively. Approximately $10,417 of total investing activities during the nine months ended December 31, 2008 was related to the Company’s purchases of property, plant and equipment predominately for its Tennessee manufacturing facility as well as renovations to the Company’s new corporate headquarters.

Item 2.

Financing activities provided net cash of $8,561 for the nine months ended December 31, 2008 compared to net cash of $9,107 used during the nine months ended December 31, 2007. Financing activities during the nine months ended December 31, 2008 consisted primarily of net borrowings under the Company’s credit facilities.

During the course of the Company’s evaluation of the acquisition of MMP, the Company determined that it would shut down its Northglenn, Colorado manufacturing facility and relocate the operations into its Gallaway, Tennessee manufacturing facility. The primary reasons for the plant consolidation were as follows: redundancy of operations; elimination of inter-plant freight costs; increase of manufacturing efficiency and reduction of manufacturing costs. In connection with the consolidation, the Company expects to incur approximately $2,687 of restructuring costs of which $974 is related to severance and $1,713 is related to the shutdown of its Northglenn, Colorado facility and relocation of machinery and equipment and certain employees. The $2,687 was recorded as goodwill and accrued liabilities. During the nine months ended December 31, 2008 the Company incurred approximately $1,551 of expenses in connection with this consolidation leaving a balance of $71 in accrued liabilities. The Company is no longer operating from the Northglenn, Colorado facility and all related operations have been relocated to the Gallaway, Tennessee facility.

On October 17, 2006, the Company entered into a credit agreement with certain lenders and a bank acting as administration agent for the lenders (the “Credit Agreement”). The Credit Agreement, as most recently amended on September 30, 2008, provides for borrowings of $85,000 and is divided into two types of borrowing facilities, (i) a term loan with a principal amount of $65,000, and (ii) revolving credit loans, which amounts may be borrowed, repaid and re-borrowed up to $20,000. The term loan is payable in quarterly installments as follows: $3,250 for each installment date from March 31, 2007 through June 30, 2008, $250 for each installment date from September 30, 2008 through March 31, 2009, $1,625 for each installment date from June 30, 2009 through March 31, 2010, $3,250 for each installment date from June 30, 2010 through March 31, 2011, $5,325 for each installment date from June 30, 2011 through September 30, 2011 and the remaining principal amount outstanding is due on December 31, 2011. As of December 31, 2008, $41,000 is outstanding on the term loan and $13,500 is outstanding on the revolving credit loans. The Company’s availability under the revolving credit loans amounts to $6,500 as of December 31, 2008 and $7,500 as of February 4, 2009.

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

Item 2.

Borrowings under this agreement are collateralized by all the assets of the Company, and the agreement contains certain restrictive covenants, which, among other matters, impose limitations with respect to the incurrence of liens, guarantees, merger, acquisitions, capital expenditures, specified sales of assets and prohibits the payment of dividends. The Company is also required to maintain various financial ratios which will be measured quarterly. As of December 31, 2008, the Company is in compliance with all such covenants and financial ratios.

The Company has entered into an agreement to renovate a building purchased in March 2007 located in the Hauppauge, New York area. Renovations are expected to be completed by the end of the fourth quarter of fiscal 2009 at an estimated cost of $7,000. Upon completion, the facility will function as the Company’s corporate headquarters. The Company plans on financing the renovations with cash flow from operations and revolving credit loans. To date, the Company has expended approximately $6,046 with respect to this project, of which $5,626 was expended during the nine months ended December 31, 2008.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate change market risk with respect to its credit facility which is priced based on the alternate base rate of interest plus a spread of up to 1  1/4%, or at LIBOR rate plus a spread of up to 3%. The spread over the alternate base rate and LIBOR rates is determined based upon the Company’s performance with regard to agreed-upon financial ratios. The Company decides at its sole discretion as to whether borrowings will be at the alternate base rate or LIBOR. At December 31, 2008, $41,000 was outstanding under the credit facility. Changes in the alternate base rates or LIBOR rates during fiscal 2009 will have a positive or negative effect on the Company’s interest expense. During the nine months ended December 31, 2008, the average interest rate on the term loan approximated 4.2%. Each 1% fluctuation in the interest rate will increase or decrease interest expense for the Company by approximately $410 on an annualized basis.

In April 2007, we entered into an interest rate swap agreement to manage our exposure to interest rate changes. The swap effectively converts a portion of our variable rate debt under the credit agreement to a fixed rate, without exchanging the notional principal amounts. At December 31, 2008, we had an interest rate swap agreement (in a notional principal amount of $15,000), which is scheduled to mature in March 2010. Under this agreement, we receive a floating rate based on the LIBOR interest rate, and pay a

Item 3.

fixed rate of 5.02% plus the applicable margin. If, at any time, the swap is determined to be ineffective, in whole or in part, the fair value of the portion of the interest rate swap determined to be ineffective will be recognized as a gain or loss in the statement of operations for the applicable period.

The Company is exposed to interest rate change market risk with respect to the proceeds received from the issuance and sale by the Buncombe County Industrial and Pollution Control Financing Authority Industrial Development Revenue Bonds (the “Bonds”). At December 31, 2008, $1,810 was outstanding for these Bonds. The Bonds bear interest at a variable rate determined weekly. During the nine months ended December 31, 2008, the average interest rate on the Bonds approximated 2.6%. Each 1% fluctuation in interest rates will increase or decrease the interest expense on the Bonds by approximately $18 on an annualized basis.

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

Change to Internal Control over Financial Reporting

We are involved in ongoing evaluations of internal controls. In anticipation of the filing of this Form 10-Q, our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, reviewed our internal controls and have determined, based on such review, that there have been no significant changes in internal controls over financial reporting during the nine months ended December 31, 2008 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

MEDICAL ACTION INDUSTRIES INC.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings against the Company or in which any of its property is subject.

Item 1A.	Risk Factors

Additional Risk Factors

There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2008, other than the following:

A significant adverse change in, or failure to comply with, governing regulations could adversely affect the Company’s business.

As a result of an audit by the FDA of our Arden, North Carolina facility, we received a Warning Letter in January 2008. Medical Action prepared a comprehensive response reiterating its commitment to comply with the Current Good Manufacturing Practice requirements. The Company believes that the FDA will re-audit its Arden, North Carolina facility in February 2009. While we have made several changes to our quality systems and to the organizational structure of the Quality and Regulatory Department, the Company’s business and financial condition could be adversely affected if it is found to be out of compliance with governing regulations. In addition, if such regulations are amended to become more restrictive and costly to comply with, the costs of compliance could adversely affect the Company’s business and financial condition.

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

Current Report on Form 8-K dated November 6, 2008, covering Item 7.01 – Results of Operations and Financial Condition and Item 9.01 – Financial Statements and Exhibits

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 5, 2009	By:	/s/ Charles L. Kelly, Jr.
Charles L. Kelly, Jr.
Chief Financial Officer