Form 10-K
period 2009-03-31
MEDICAL ACTION INDUSTRIES INC
filed 2009-06-09
CIK 748270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year ended March 31, 2009

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period              to

Commission File No. 0-13251

MEDICAL ACTION INDUSTRIES INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2421849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Expressway Drive South, Brentwood, New York	11717
(Address of Principal Executive Office)	(Zip Code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-b of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by nonaffiliates of the registrant as of September 30, 2008, the last business day of registrant’s most recently completed second quarter, was approximately $193,007,000. Shares of Common Stock held by each officer and director of the registrant and by each person who may be deemed to be an affiliate have been excluded.

As of June 3, 2009, 16,028,161 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for registrant’s 2009 Annual Meeting to be filed pursuant to Regulation 14A within 120 days following registrant’s fiscal year ended March 31, 2009, are incorporated by reference into Part III of this Report.

PART I

Unless otherwise indicated in this report, “we,” “us,” “our”, and similar terms refer to Medical Action Industries Inc. and its subsidiaries unless context requires otherwise.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives for management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including manufacturing inefficiencies, termination or interruption of relationships with our suppliers, potential delays in obtaining regulatory approvals, product recalls, product liability claims, our inability to successfully manage growth through acquisitions, our failure to comply with governing regulations, risks of international procurement of raw materials and finished goods, market acceptance of our products, market price of our Common Stock, foreign currency fluctuations, resin volatility and other factors referred to in our press releases and reports filed with the Securities and Exchange Commission (the “SEC”). All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are described under Item 1A. “Risk Factors” beginning on page 15.

All amounts presented in Part I of this document are in thousands, except share and per share data.

ITEM 1 – BUSINESS

Company Background

Medical Action Industries Inc. (“Medical Action” or the “Company”) was incorporated under the laws of the State of New York on April 1, 1977, and re-incorporated under the laws of the State of Delaware on November 5, 1987. Headquartered in Brentwood, New York, Medical Action develops, manufactures, markets and supplies a variety of disposable medical products. The Company’s products are marketed primarily to acute care facilities in domestic and certain international markets. In recent years the Company has expanded its end-user markets to include physician, dental and veterinary offices, out-patient surgery centers, long-term care facilities and laboratories. Medical Action is a leading manufacturer and supplier of patient bedside products, collection systems for the containment of medical waste products, minor procedure kits and trays, sterile disposable operating room towels and sterile disposable laparotomy sponges. The Company’s products are marketed nationally by its direct sales personnel and extensive network of healthcare distributors. Medical Action has entered into preferred vendor agreements with national and regional distributors, as well as sole and multi source agreements with group purchasing organizations. The Company also offers OEM manufacturing capabilities of its products under private label programs to supply chain partners and medical suppliers. Medical Action’s manufacturing, packaging and warehousing activities are conducted in its Arden, North Carolina, Clarksburg, West Virginia, and Gallaway, Tennessee facilities. The Company’s procurement of certain products and raw materials from the People’s Republic of China is administered by its office in Shanghai, China.

Business Strategy

The Company’s strategy is to focus its resources on increasing market share with present customers, entering new markets for its existing product lines, including alternate care, physician, veterinary and dental markets; accelerate the internal development of new products for its existing markets; pursue acquisitions that complement existing product lines; introduce its products into the international marketplace and increase productivity by maximizing the utilization of its existing facilities.

Since 1994, the Company has engaged in an active acquisition program and completed ten transactions. These acquisitions include:

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

•

In October 2006, the Company acquired Medegen Medical Products, LLC (“Medegen” or “MMP”), which consisted of a line of patient bedside utensils, operating room products, laboratory products, and urology products. The patient bedside utensils line included wash basins, bedpans, pitchers and carafes, urinals, emesis basins, medicine cups, tumblers, denture cups, sitz baths, service trays, and soap dishes. The operating room products line included operating room basins, guide wire bowls, eye-shields, and surgical markers. The laboratory product line included petri dishes, measuring graduates, disposable beakers, lab containers and bottles, culture tubes, serum tubes, vials, and specimen containers. The urology product line consisted of commode specimen collectors, calculi strainers, 24 hour specimen collectors, mid-stream catch kits, and drainage and leg bags.

The Company’s products are divided into six (6) categories:

•	Patient Bedside Utensils

•	Minor Procedure Kits and Trays

•	Containment Systems for Medical Waste

•	Operating Room Disposables and Sterilization Products

•	Dressings and Surgical Sponges

•	Laboratory Products

Within each of these categories are multiple product lines that have either been internally developed or acquired, as set forth below:

Patient Bedside Utensils

• Wash Basins	• Medicine Cups
• Bedpans	• Tumblers
• Pitchers & Carafes	• Denture Cups
• Urinals	• Sitz Baths
• Emesis Basins	• Service Trays
• Soap Dishes	• Perineal Bottles

Minor Procedure Kits and Trays

• I.V. Start Kits	• Sharp Debridement Trays
• Central Line Dressing Trays	• Venipuncture Trays
• Suture Removal Trays	• Ear and Ulcer Syringes
• Laceration Trays	• Razor and Shave Prep Kits
• Instruments and Instrument Trays	• Trach Care Trays
• Incision & Drainage Trays	• Piston Syringes
• General Purpose Instrument Trays	• Irrigation Trays
• Wound Dressing Change Trays

Containment Systems for Medical Waste

• Biohazardous Waste Containment and Autoclave Bags	• Sharps Containment Systems
• Non-Infectious Medical Waste Bags	• Equipment Dust Covers
• Chemotherapy Waste Containment Bags	• Waste Solidifier and Spill Cleanup Kits
• Laundry and Linen Containment Bags	• Zip Closure Bags
• Laboratory Specimen Transport Bags	• Sterility Maintenance Covers
• Patient Belonging Bags

Operating Room Disposables and Sterilization Products

• Disposable Operating Room Towels	• Patient Aids
• Surgical Marking Pens	• Crutches
• Needle Counters	• Walkers
• Light Shields	• Canes
• Convenience Kits	• Patient Slippers
• Surgical Headwear and Shoe Covers	• O.R. Basins
• Isolation Gowns	• Magnetic Drapes
• Sterilization Pouches	• Guide Wire Bowls
• Sterilization Indicators	• Sealers and Cutters
• Sterilization Integrators	• Instrument Protection
• Bowie Dick Test Packs	• Eye-Shields

Dressings and Surgical Sponges

• Burn Dressings	• Tubegauz® Elastic Net
• Disposable Laparotomy Sponges	• SeproNet®
• Specialty Surgical Sponges	• Conforming Bandage Rolls
• Gauze Sponges	• SOF KRIMP® Bandage Rolls
• Sponge Counting System

Laboratory Products

• Petri Dishes	• Calculi Strainers
• Specimen Containers	• 24-Hour Collectors
• Commode Specimen Collectors	• Mid Stream Catch Kits
• Triangular Graduates	• Culture Tubes
• Tri-pour Beakers	• Transport Swabs
• Lab Containers and Bottles	• Drainage and Leg Bags
• Graduated Measures	• Vials

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

Minor Procedure Kits and Trays

The Company offers one-time use kits and trays which are used for a wide variety of minor surgical and medical procedures. Kit components are determined by the procedural requirements and may be customized to accommodate individual hospital protocols and preferences. Procedural applications and typical components for the Company’s larger kits segments are as follows:

I.V. Start Kits – One of the most common medical procedures is intravenous administration of fluids and medications usually done through an I.V. catheter or needle which is inserted into a peripheral vein. Since infection at the site of the catheter insertion can become systemic and potentially serious, I.V. start kits are used to insure speed and efficiency of catheter insertion while promoting sound clinical protocol. Typical components include a tourniquet, antiseptic ampule or swab, gauze, surgical tape, and a dressing. The Company’s I.V. start kits are currently marketed under the ActaSept™ and Cepti-Seal® brands. For the fiscal years ended March 31, 2009, 2008, and 2007, I.V. Start Kits accounted for 13%, 12% and 13%, respectively, of the Company’s total sales.

Central Line Dressing Trays – Central line dressing trays are used to provide cleansing and dressing placement at the site of a central venous catheter, which is typically placed in a vein in the patient’s chest area and is used for the rapid infusion of fluids and medications. Since infection at the site of catheter insertion can become systemic and represents a potentially serious medical complication, central line dressing kits facilitate fast and efficient dressing changes while allowing the clinician to maintain sterile technique. Typical components include an antiseptic ampule or swabs, gloves, gauze tape and a transparent dressing. The Company’s Central Line Dressing Trays are currently marketed under the ActaSept™ and Cepti-Seal® brands.

Suture Removal Trays – Post procedural suture removal is a medical procedure commonly performed in physicians’ offices, outpatient settings, and hospital emergency rooms amongst other acute and alternate care settings. The procedure requires precise instruments for grasping and cutting fine sutures. Typical suture removal tray components include Littauer scissors, alcohol prep pads, metal or plastic forceps and the Company’s proprietary ACU-dyne™ povidone iodine anti-microbial solution.

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

Containment Systems for Medical Waste

Biohazardous Waste Containment and Autoclave Bags – Various state and federal regulations require that infectious medical waste be collected, stored, transported and disposed of in specifically designed and labeled containers. The Company’s infectious waste collection bags, known as biohazard bags or “red bags”, are constructed from high quality resins with reinforced seals for puncture resistance to reduce the risk of leakage. The bags come in a variety of sizes, and are red, and are clearly labeled with the international biohazard symbol. Autoclave bags are designed to survive the heat generated in a steam autoclave and are used to contain infectious waste through steam sterilization and disposal.

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

Chemotherapy Waste Containment Bags – Waste contaminated with chemotherapeutic agents must be disposed of in a separate waste stream from normal infectious and non-infectious medical waste due to the toxic nature of many of these agents. The Company’s chemotherapy waste containment bags and sharps containers are made of durable plastic resins for the collection and containment of chemo waste through disposal.

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

Equipment Dust Covers – Are used for the protection of hospital equipment which is non-sterile. They provide a dust and dirt barrier for equipment that is stored between procedures.

Operating Room Disposables and Sterilization Products

Disposable Operating Room Towels – The Company’s line of absorbent cotton operating room towels are used during surgery for drying hands, rolled up for propping instruments, on back tables and mayo stands for absorbing fluids, around the incision site for absorbing blood and to allow the surgeon to clip tubing and instruments close to the surgical site during the surgical procedure. Operating room towels are sold in sterile packaging for single (disposable) use and as a non-sterile component to be used with other health care companies' products, primarily surgical pre-packaged procedure trays. For the fiscal years ended March 31, 2009, 2008, and 2007, operating room towels accounted for, 8%, 8% and 11%, respectively, of the Company’s total net sales.

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

Disposable Surgical Light Handle Covers – Light Shields™ – A patented design assures a secure fit and acts as a sterile barrier on surgical light handles in the operating room. Light Shields™ are manufactured of a heavy gauge flexible plastic for the optimum assurance of a sterile barrier.

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

Sterilization Pouches – Used to house instruments during the sterilization process and maintain sterility of the instrument until it is needed. The pouches are primarily used in hospital central supply, operating rooms and in physicians’ and dentists’ offices as well as in any environment where sterile instruments are needed. There are three different styles of pouches available – self seal, heat seal and rolls. The self seal is already sealed on three sides and includes a peel back adhesive strip on the bottom of the package, which when folded over will seal the package. The second type is heat seal, which is also sealed on three sides but needs a heat sealer to seal the fourth side. The Company also markets a roll product, where the user can pull as long a pouch as needed and then seal each end of the pouch.

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

Walkers – Lightweight, high strength aluminum patient walkers. Contoured PVC handgrips for comfort and rubber tips for traction. They are available in a 1-button, 2-button, and a wheeled version that facilitates folding of the walkers for easy utilization, storage and transport. Used to assist patient mobility for both the short and long term.

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

Disposable Laparotomy Sponges – Laparotomy sponges are designed primarily for use during surgical procedures in hospitals and health facilities. They are single use and made of gauze and sold in varying sizes and utilized for a multitude of purposes. Laparotomy sponges cover exposed internal organs, isolating them from the part of the body being operated upon. They also absorb blood and act as a buffer between medical instruments and the skin, thereby reducing trauma to the skin tissue caused by the medical instrument. Laparotomy sponges are sold in sterile packaging or as a non-sterile component to be used with other health care companies’ products, primarily surgical pre-packaged procedure trays. The Company’s laparotomy sponges contain an x-ray detectable element and loop handle in order to facilitate easy counting and identification in the operating room. For the fiscal years ended March 31, 2009, 2008, and 2007, laparotomy sponges accounted for 4%, 4%, and 6% respectively, of the Company’s total net sales.

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

b) Endoscopic Specialty Sponges – including Kittner, Cherry, and Bullet style dissecting sponges. Endoscopic specialty sponges are small sponges affixed to long fiberglass rods and are designed for performing blunt tissue dissection, fluid absorption, and anatomical manipulation through the narrow operating cannulae used in minimally invasive endoscopic surgery.

Gauze Sponges – Gauze sponges are used in the operating room as well as throughout the hospital. They are also used extensively throughout the alternate care market, including physicians' offices, health clinics, and dentists’ offices and in veterinary practices. The Company also introduced gauze fluffs, which are pre-folded gauze sponges used for compression and absorption of blood and other fluids.

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

Specimen Containers – Used for the collection and transportation of fluid and tissue samples. Polypropylene specimen Containers are available in several sizes and styles including screw top, snap cap, and the patented ClikSeal™ for insuring sample security and leak resistance during transport. A sterility seal and patient identification label with lines for number, name, and doctor are typical features of specimen containers.

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

Tri-pour Beakers – Used in hospitals, clinics, laboratories and nursing homes for accurate drip-free mixing and or pouring of liquids. Tri-pour beakers are made from translucent polypropylene and are resistant to commonly used acids, alkalis, solvents and reagents and are autoclaveable. They range in sizes from 50ml to 1000ml, and each beaker is graduated in increments of 10, 20 or 50ml.

Patents and Trademarks

The Company owns several patents and trademarks. While the Company considers that in the aggregate the patents and trademarks are important in the operation of its business, it does not consider any of them, or any group of them, to be of such importance that termination would materially affect its business.

The Company actively pursues a policy of seeking patent protection, both in the United States and abroad, for its proprietary technology. There can be no assurance that the Company’s patents will not be violated or that any issued patents will provide protection that has commercial significance. Litigation may be necessary to protect the Company’s patent position. Such litigation may be costly and time-consuming, and there can be no assurance that the Company will be successful in such litigation. Since no single patent covers product lines that constitute 5% or more of any sales of the Company for fiscal 2009, the Company does not believe that any violation of any patents owned by the Company would have a material adverse effect on it or its business prospects.

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

Competition

The markets for the Company’s product lines are highly competitive. In general, the Company’s products compete with the products of numerous major companies in the business of developing, manufacturing, distributing and marketing disposable medical products. Some of these competitors have greater financial or other resources than the Company. The Company believes that the principal competitive factors in each of its markets are (i) product design, development and improvement, (ii) customer support, (iii) brand loyalty, and (iv) price. The Company emphasizes overall value through a combination of competitive pricing, product quality and customer service.

The competitors differ based upon the products being sold. For instance, in the sale of sterile laparotomy sponges, where Medical Action’s sales represent a significant share of the domestic market, Cardinal Health, Inc., the Kendall Company, a subsidiary of Covidien Industries, Inc. and Medline Industries, Inc. are competitors. The Company's primary competitors in the sale of sterile operating room towels, in which the Company is also a leading supplier in the domestic market, are Cardinal Health, Inc., Medline Industries, Inc. and DeRoyal, Inc. Management believes that the breadth of its line of collection systems for the containment of medical waste is the most complete in the industry, where it competes with Mabis, DMI Healthcare, Minigrip, Inc. and Tri-State Hospital Supply. In the sale of minor procedure kits and trays where the Company has a significant domestic market share, the Company’s primary competitors include Cardinal Health, Inc., Becton, Dickinson and Company, Medline Industries, Inc. and the Kendall Company, a subsidiary of Covidien Industries, Inc. In the sale of medical pouches to the hospital market, where the Company is one of the leading suppliers, the Company’s primary competitors include Cardinal Health, Inc. In the sale of operating room accessories, where the Company’s portion of the market is relatively insignificant, the Company’s primary competitor is Devon Industries, Inc., a subsidiary of Covidien Industries, Inc. In the sale of patient bedside utensils, where Medline Industries, Inc. and Betras Plastics, are competitors, Medical Action’s sales represent a significant share of the domestic market. In the sale of laboratory products, where Cardinal Health, Inc., Covidien Industries, Inc., Becton, Dickinson and Company, Kord Products Inc., and Parter Medical Products, Inc., are competitors, Medical Action’s sales represent an insignificant share of the domestic market.

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

Regulation

As a manufacturer of medical devices, the Company is subject to regulation by numerous regulatory bodies, including the U.S. Food and Drug Administration (“FDA”) and the corresponding agencies of the states and foreign countries in which the Company sells its products. These agencies require manufacturers of medical devices to comply with applicable laws and regulations governing the introduction, development, testing, manufacturing, labeling, advertising, marketing and distribution of medical devices. These requirements also include complaint handling, post marketing reporting, including adverse event reports and field actions due to quality concerns.

All medical devices are required to be registered with the FDA. The Company must update its establishment and listing information on an annual basis and must comply with the FDA’s Good Manufacturing Practices under the Quality System Regulation (GMP/QSR). These regulations require that the Company manufacture its products and maintain records in a prescribed manner with respect to manufacturing, testing and control activities. The Company’s manufacturing, quality control and quality assurance procedures and documents are inspected and evaluated periodically by the FDA.

Unless exempt for low risk products, medical devices also require FDA pre market approval. In addition to requiring clearance or approval for new products, the FDA may require clearance or approval prior to marketing products that are modifications of existing products. The Federal Food, Drug and Cosmetic Act (“FDC Act”) provides that new “510(k)” clearances are required when, among other things, there is a major change or modification in the intended use of the device or a change or modification to a legally marketed device that could significantly affect its safety or effectiveness. A manufacturer is expected to make the initial determination as to whether a proposed change to a cleared device or to its intended use is of a kind that would necessitate the filing of a new “510(k)” notification.

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

Along with the ISO 13485, the Company received the Canadian CMDCAS quality system certification. The ISO and CMDCAS quality systems are audited annually in Arden, NC by a registered, approved (by the European Union and Canadian Government) notified body.

Sales, Marketing and Customers

The Company’s products are presently marketed and sold primarily to acute care facilities throughout the United States through a network of direct sales personnel. In addition, the Company has expanded its target markets to include physician, dental and veterinary offices, out-patient surgery centers and long-term care facilities.

The Company’s sales representatives typically attempt to establish and maintain direct contact with medical professionals that directly utilize the Company’s products. As medical product purchases are typically made on a centralized basis by hospital purchasing departments, and increasingly by healthcare networks, sales representatives must also maintain relationships with purchasing department personnel. The Company has forty-four (44) direct sales personnel throughout the United States engaged in the sales and marketing of the Company’s products.

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

Sales to Owens & Minor, Inc. and Cardinal Health Inc., diversified distribution companies (the “Distributors”) accounted for approximately 38% and 22%, respectively, for the fiscal year ended March 31, 2009, 37% and 21%, respectively, for the fiscal year ended March 31, 2008, and 37% and 22%, respectively, for the fiscal year ended March 31, 2007. Although the Distributors may be deemed in a technical sense to be major purchasers of the Company’s products, the Distributors typically serve as a distributor under a purchase order or supply agreement between the customer and the Company, and do not make significant purchases for their own account. The Company, therefore, does not believe it is appropriate to categorize the Distributors as actual customers. No other individual customer or affiliated group of customer accounts accounted for more than 5% of the Company’s net sales in any of the past three fiscal years.

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

Research and Development

The Company is continually conducting research and developing new products utilizing a team approach that involves its engineering, manufacturing and marketing resources. Although the Company has developed a number of its own products, most of its research and development efforts have historically been directed towards product improvement and enhancements of previously developed or acquired products. Product development expenses were approximately $960, $898, $788 for the fiscal years ended March 31, 2009, 2008, and 2007, respectively.

Employees

As of June 1, 2009, the Company had 854 full-time employees with 559 in manufacturing and distribution, 90 in marketing and sales, and 205 in general and manufacturing administration. Except for 272 employees in the Company’s Gallaway, Tennessee facility, which are represented by the Service Employees International Union (“SEIU”), none of the Company’s employees are represented by a labor union. The Company has entered into an agreement with the SEIU for the three (3) year period ending February 2010. The Company believes that its employee relations are good.

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

The Company presently purchases its principal cotton raw materials primarily from the People’s Republic of China and to a lesser extent, India and is currently sourcing instruments from Pakistan, a portion of its thermoform plastics from Taiwan, packaging material from the United Kingdom and needle counters from the People’s Republic of China. From time to time, the Company has purchased certain of its raw materials from a number of other countries including Mexico and the Dominican Republic. Some of the Company’s products are purchased as components or in final form, which are shipped to the Company’s manufacturing facility in Arden, North Carolina, where they are packaged. The Company’s sterilization pouches and minor procedure kits and trays are predominantly manufactured and/or assembled in the Company’s Arden, North Carolina manufacturing facility. The Company utilizes outside contract sterilization facilities for its products.

In the Company’s Clarksburg, West Virginia facility, where the Company manufactures its containment systems for medical waste, three (3) types of plastic resin are utilized in various production processes: (i) linear low density polyethylene, (ii) high density polyethylene and (iii) film extrusion polypropylene. In the manufacture of containment systems, resin is extruded through the die where it emerges in a gelatinous state. The extruder and die are positioned under a cooling tower where the emerging plastic is pressed closed and air is blown into it creating a cylindrical column. The column is then pulled up the tower and back down over conveying rollers, and is threaded through a printer, bag machine, triangle folder, separator and air folder into an individually folded bag.

The Company’s sharps containers, currently manufactured by a third-party, are also manufactured from either polypropylene or polyethylene resin and are produced either by extrusion blow-molding or by high pressure injection molding. In extrusion blow-molding, the resin is melted by friction and applied heat in a long tube with a precisely flighted revolving auger, delivering the molten plastic through an extruder die to form a hollow tube. As the tube exits the extruder, a two-part blow mold whose internal cavity is in the shape of the finished product, closes around the tube and high pressure is introduced to form the finished product. In injection molding, a similar barrel and screw auger system plasticizes the resin before injecting the molten plastic into two-part precision molds. These molds are closed under very high pressure, enabling the plastic to fill all of the voids in the mold and taking the shape of the finished part, then rapidly cooled with water running through the mold structure before being ejected for packaging.

Our Gallaway, Tennessee facility primarily manufactures and/or distributes disposable plastic patient utensils, as well as other collection, measuring and containment products. These products are manufactured with homopolymer and copolymer polypropylene, high density polyethylene and linear low density polyethylene, primarily utilizing either injection molded plastic process or extrusion blow molding. In addition, the Gallaway facility purchases contract manufactured or private labeled finished products for distribution to its customers. These products include stainless and reusable plastic containers and utensils manufactured domestically, as well as various measuring and collection products procured from the People’s Republic of China.

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

The integration of Medegen’s operations, including the consolidation of Medegen’s Colorado manufacturing facility into our Gallaway, Tennessee facility, has caused Medical Action to experience material negative consequences to its business, financial condition and results of operations. Medegen’s Colorado manufacturing facility was closed in June 2008. The integration and consolidation of Medegen will continue to be a costly and time-consuming process that will involve a number of risks, including, but not limited to:

•	continued manufacturing/equipment inefficiencies in the Tennessee manufacturing facility which may result in backorders, order fulfillment issues and even loss of business;

•	demands on management related to the significant increase in the size of the business for which they are responsible;

•	diversion of management’s attention from the management of daily operations to the integration of operations; and

•	costs and expenses associated with any undisclosed or potential liabilities.

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

Medegen is fully indemnified by the prior owner (“Indemnitor”) for all costs associated with the environmental remediation as well as any claims that may arise, including third party claims. As security for the indemnification obligations, Indemnitor is required, on a quarterly basis, to provide proof of cash balances, marketable securities or available, unused lines of credit equal to the expected cost of all future remediation activities plus $500. Now that full-scale remediation has begun, Indemnitor will be required to provide Letters of Credit (“LC”) to secure their future obligations beginning with a $3,000 LC in December 2009, dropping to $2,000 in December 2011 and reducing to $1,000 from December 2014 through December 2017. The LC amounts approximate the expected remaining remediation costs at each point in time. No assurance can be given that the Indemnitor will have the financial resources to complete the environmental remediation and/or defend any claims that may arise, that recommended cleanup levels will be achieved over the long term, or that further remedial activities will not be required.

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

To the extent that the Company grows through acquisition, it will face the additional challenges of integrating its current operations, culture, management information systems and other characteristics with that of the acquired entity. The Company may incur significant expenses in connection with negotiating and consummating one or more transactions, and it may assume certain liabilities in connection with the acquisition as a result of its failure to conduct adequate due diligence or otherwise. In addition, the Company may not realize competitive advantages, synergies or other intended benefits anticipated in connection with such acquisition. If the Company does not adequately identify targets for, or manage issues related to our future acquisitions, such acquisitions may have a negative adverse affect on the Company’s business and financial results.

In addition to the above risks, future acquisitions may result in the dilution of earnings and the amortization or write-off of goodwill and intangible assets, any of which could have a material adverse affect on our business, financial condition or results of operations.

The Company’s business is subject to the risks of international procurement.

A significant portion of the Company’s raw materials and finished goods are purchased from manufacturers in the People’s Republic of China. As a result, the Company’s international procurement operations are subject to the risks associated with such activities including, economic and labor conditions, international trade regulations (including tariffs and anti-dumping penalties), war, international terrorism, civil disobedience, natural disasters, political instability, governmental activities and deprivation of contract and property rights. In particular, since 1978, the Chinese government has been reforming its economic and political systems, and we expect such reforms to continue. Although we believe that these reforms have had a positive effect on the economic development of China and have improved our ability to successfully utilize facilities in China, we cannot be assured that these reforms will continue or that the Chinese government will not take actions that impair these operations in China. In addition, periods of international unrest may impede our ability to procure goods from other countries and could have a material adverse effect on our business and results of operations.

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

In addition, the U.S. Government in May 2005 exercised a quota on any textile products from China in Category 632 of the Harmonized Tariff Schedule, which included the Company’s patient slippers. Beginning on January 1, 2009, the quota on textile products from Chinese category 632 expired. While there is no assurance that such quotas will not be reinstated in the future, the Company has been able to procure a similar product with a different country of origin, although at higher costs than the Company was previously obtaining. An interruption in supply and higher costs, could have a negative adverse effect on the Company’s financial results.

International sales pose additional risks related to competition with larger international companies and established local companies, or possibly higher cost structure and higher credit risks.

For the year ended March 31, 2009, international sales accounted for approximately 3% of our total net sales. We export from the United States and China most of our products sold internationally. Our principal competitors in international markets are a number of much larger companies as well as smaller companies already established in the countries into which we sell or intend to sell our products. Our cost structure is often higher than that of our competitors because of the relatively high cost of transporting product to the local market as well as our competitors’ lower local labor costs in some markets. There is no certainty that we will be able to open local manufacturing facilities, procure products from other suppliers or operate our international sales activities productively.

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

Covenants in our credit facilities may restrict our financial and operating flexibility.

We currently have two credit facilities;

•	A five year $20,000 revolving credit facility expiring on December 31, 2011, of which we had $1,600 outstanding as of June 3, 2009; and

•	A $65,000 term loan payable in quarterly installments. As of June 3, 2009, $40,750 is outstanding on the term loan.

Our current credit facilities require, and any future credit facilities may also require, that we comply with specified financial covenants relating to interest coverage, debt coverage, minimum consolidated net worth, and earnings before interest, taxes, depreciation and amortization. Our ability to satisfy these financial covenants can be affected by events beyond our control, and we cannot give assurance that we will meet the requirements of these covenants. These restrictive covenants could affect our financial and operational flexibility, including the following:

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

The use of our products exposes us to an inherent risk of product liability. Patients, healthcare workers or healthcare providers who claim that our products have resulted in injury could initiate product liability litigation seeking large damage awards against us. Costs of the defense of such litigation, even if successful, could be substantial. We maintain insurance against product liability and defense costs in the amount of $16,000 per occurrence. There is no assurance that we will successfully defend claims, if any, arising with respect to products or that the insurance we carry will be sufficient. A successful claim against us in excess of insurance coverage could materially and adversely affect us. Furthermore, there is no assurance that product liability insurance will continue to be available to us on acceptable terms.

Termination or interruption of relationships with our suppliers, or failure of such suppliers to perform, could disrupt our business- volatility of resin cost.

Although most raw materials essential to the Company’s business are generally available from multiple sources, certain key components (including resin, which is the principal raw material used in the manufacture of collection systems for the containment of medical waste, patient bedside utensils and laboratory products) are currently obtained by the Company from limited sources. If a supplier of significant raw materials including component parts, finished goods or services were to terminate its relationship with the Company, or otherwise cease supplying raw materials, component parts, finished goods or services consistent with past practices, the Company’s ability to meet its obligations to its customers may be disrupted. A disruption with respect to numerous products, or with respect to a few significant products, could have a material adverse affect on the Company’s business and financial condition.

During the past few years, world events have caused the price of oil and natural gas prices to increase to historical new heights, causing the cost of resin to rise to unprecedented levels. The Company anticipates the volatility to continue in fiscal 2010. During the past two fiscal years, the Company has been able from time to time, to increase selling prices for certain of these products to recover a portion of the increased cost. However, selling price increases can take months to implement and there can be no assurance that the Company will be able to pass along future cost increases, if any, to its customers which could also have an adverse impact on the Company’s results of operations and financial condition.

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

Information technology system failures could disrupt the Company’s ability to function in the normal course of business by potentially causing delays or cancellation of customer orders, impeding the manufacture or shipment of products, hindering the planning and procurement of raw materials, or resulting in the unintentional disclosure of customer or Company information. Management has taken steps to address these concerns by its implementation of internal control measures and certain system redundancy or recovery plans. However, there can be no assurance that a system failure or data security breach will not have a material adverse affect on the Company’s results of operations.

During fiscal 2007, the Company implemented a new software system, mySAP software suite which, during the past fiscal year, was extended to a portion of Medegen’s operations. It is anticipated that the balance of Medegen will be utilizing the mySAP software suite in fiscal 2010. The Company has estimated the effective operational cost for the new software.

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

Sales to the Company’s two largest distributors accounted for more than 58% of total sales in each of the last three fiscal years. Although the distributors may be deemed in a technical sense to be major purchasers of the Company’s products, they serve, however, as a distributor under a purchase order or supply agreement between the customer and the Company, and do not purchase for their own accounts. The Company, therefore, does not believe it is appropriate to categorize its distributors as actual customers. However, in some cases, distributors compete with the Company on a private label basis, and if successful, sales of certain of the Company’s products could decline which may result in a material adverse affect on the Company’s business and financial condition.

Healthcare reform and the related pressure to contain costs has been the advent of buying groups in the United States. These group purchasing organizations enter into preferred supplier arrangements with one or more manufacturers of medical products in return for price discounts to members of the group purchasing organizations. If we are not able to obtain new preferred supplier commitments from major group purchasing organizations or retain those commitments that we currently have, which are generally terminable by either party for any reason upon the expiration of a defined notice period, our sales and profitability could be adversely affected. However, even if we are able to obtain and retain preferred supplier commitments from buying groups, they may not deliver high levels of compliance by their members, meaning that we may not be able to offset the negative impact of lower per-unit prices or lower margins with increases in unit sales or in market share.

The Company’s products may be subject to recall or product liability claims.

The Company’s products are used in connection with surgical procedures and in other medical contexts in which it is important that those products function with precision and accuracy. If the Company’s products do not function as designed, or are designed improperly, the Company may be forced by regulatory agencies to withdraw such products from the market. In addition, if medical personnel or their patients suffer injury as a result of any failure of the Company’s products to function as designed, or an inappropriate design, the Company may be subject to lawsuits seeking significant compensatory and punitive damages. Any product recall or lawsuit seeking significant monetary damages may have a material adverse affect on the Company’s business and financial condition.

If a natural or man-made disaster strikes our manufacturing facilities, we may be unable to manufacture our products for a substantial amount of time, which may adversely affect our expected results of operations.

We principally rely on our manufacturing facilities in Arden, North Carolina, Gallaway, Tennessee, and Clarksburg, West Virginia. These facilities may be affected by natural or man-made disasters. These facilities and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial time to repair or replace. In the event one of our facilities was affected by a disaster, we would be forced to rely on third-party manufacturers. However, third-party manufacturers may not be available or they may be unable to produce our products on the schedule or to the specifications that we require. We currently carry insurance in the aggregate amount of $20,000 to protect us against such disasters. However, such insurance may not be sufficient to cover all of our potential losses or may become unavailable on acceptable terms, if available at all.

A significant adverse change in, or failure to comply with, governing regulations could adversely affect the Company’s business.

Substantially all the Company’s products are “devices,” as defined in the FDC Act, and the manufacture, distribution, record keeping, labeling and advertisement of the Company’s products is subject to regulation by the FDA in the United States and its equivalent regulatory agencies in various foreign countries in which the Company’s products are manufactured, distributed, labeled, offered and sold. Further, the Company is subject to continual review and periodic inspections at its current facilities with respect to the FDA’s Current Good Manufacturing Practices.

As a result of an inspection by the FDA of our Arden, North Carolina facility, we received a Warning Letter in January 2008. Medical Action prepared a comprehensive response reiterating its commitment to complying with the Current Good Manufacturing Practice requirements. Changes were made to our quality systems and to the organizational structure of the Quality and Regulatory Department. The Arden facility was subsequently inspected by the FDA in April, 2009. The FDA recognized that the corrective actions put in place were successfully implemented. The Arden facility is now recognized by the FDA to be “in substantial compliance” with the FDA Quality System Regulations. The Warning Letter has been lifted.

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

The corporate governance programs at the Company anticipated much of what is included in the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). We had standards in place for dealing with issues of compliance training, board independence and made use of the lead director concept for committees of the Board of Directors, and an audit committee financial expert. However, as part of its continuing effort “to fill in the blanks” left by Congress, the SEC implemented rules under Section 404 of Sarbanes-Oxley requiring the Company to include in its annual report an internal control report which (i) confirms management’s obligation to establish and maintain adequate internal controls and procedures for financial reporting and (ii) assess, as of year end, the effectiveness of our internal controls over financial reporting. Due to its broad scope of purpose, the time and expense required to enable the Company to comply with Section 404 or other proposed corporate governance rules could be substantial and have an adverse effect on the Company’s future operating results.

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

Financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by various governing bodies, including the Financial Accounting Standards Board (“FASB”) and the SEC, who interpret and create appropriate accounting regulations. A change from current accounting regulations, or the interpretations thereof, can have a significant affect on the Company’s results of operations and could impact the manner in which the Company conducts business.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None

ITEM 2 – PROPERTIES

The Company owns manufacturing facilities in Gallaway, Tennessee, Arden, North Carolina and Clarksburg, West Virginia. The Company acquired in March 2007, a 28,200 square foot building in Brentwood, New York to serve as the Company’s new corporate headquarters, which has been completely renovated. The Company has a 12,000 square foot building located in Hauppauge, New York which was used as general offices and served as the Company’s former headquarters. Such building is currently held for sale and classified in Other Assets, net. In addition, the Company leases general office space in Shanghai, China. Management believes that the Company's facilities are adequate to meet its current needs and should continue to be adequate for the foreseeable future. Additional information about our facilities is set forth in the following table:

Location	Primary Use	Owned/ Leased	Lease Termination Date	Size in Square Feet
Arden, North Carolina	Manufacturing/Warehouse/Distribution	Owned	n/a	205,000	(a)
Brentwood, New York	Executive Offices	Owned	n/a	28,200	(b)
Clarksburg, West Virginia	Manufacturing/Warehouse/Distribution	Owned	n/a	43,000	(c)
Gallaway, Tennessee	Manufacturing/Warehouse/Distribution	Owned	n/a	265,000	(d)
Hauppauge, New York	Executive Offices (held for sale)	Owned	n/a	12,000	(e)
Shanghai, China	General Office	Leased	January 2010	3,745	(f)

(a)	The principal manufacturing, distribution and warehouse facility of the Company is 32 acres. An Industrial Revenue Bond in the amount of $1,720 was outstanding as of March 31, 2009, which was used to acquire and renovate the facility and acquire certain manufacturing equipment.
(b)	The Company relocated to the Brentwood, New York corporate headquarters from the Hauppauge, New York corporate office in March 2009. This facility was acquired in March 2007.
(c)	The Clarksburg, West Virginia facility located on 15 acres, was part of our acquisition of the BioSafety Division of Maxxim Medical, Inc. in October 2002.
(d)	The Gallaway, Tennessee facility located on 25 acres, was part of our acquisition of Medegen Medical Products, LLC in October 2006.
(e)	The Hauppauge, New York corporate offices were acquired by the Company in July 2000. The Company is currently negotiating the sale of this location (see note 3).
(f)	The Offices in Shanghai, China are leased at an annual rental of $105.

ITEM 3 – LEGAL PROCEEDINGS

The Company is involved in one (1) product liability case, which is covered by insurance. While the results of the lawsuit cannot be predicted with certainty, management does not expect that the ultimate liability, if any, will have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

PART II

ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price for the Common Stock

Our Common Stock trades on the NASDAQ Stock Market under the symbol “MDCI”. As of June 1, 2009 there were approximately 100 stockholders of record, which does not include approximately 4,000 beneficial owners of shares held in the names of brokers or other nominees. The following table sets forth, for the periods indicated, the high and low closing prices per share of Medical Action Common Stock as reported by the NASDAQ Global Select Stock Market SM.

Fiscal 2009
	High	Low
First Quarter	$17.48	$9.88
Second Quarter	14.15	9.33
Third Quarter	12.89	6.51
Fourth Quarter	10.46	5.45

Fiscal 2008
	High	Low
First Quarter	$24.36	$18.06
Second Quarter	24.36	17.57
Third Quarter	25.23	17.84
Fourth Quarter	21.03	16.43

Dividends

We have never paid cash dividends, are restricted by our credit facilities from paying dividends and do not anticipate paying dividends in the foreseeable future as the Board of Directors intends to retain future earnings for use in our business. Any future determination as to the payment of dividends will depend upon our financial condition, results of operations and such other factors as the Board of Directors deems relevant. In addition, our credit facilities contain covenants limiting the declaration and distribution of a cash dividend.

Performance Graph

The following graph shows the cumulative total return on our Common Stock against the cumulative total return of the Standard & Poor 500 Stock Index and the Standard & Poor Healthcare (Medical Products and Supplies) Industry for the period of five years commencing April 1, 2004 and ending March 31, 2009.

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows, as of March 31, 2009, information with respect to compensation plans under which shares of Common Stock are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options(1)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans(4)
Equity compensation plans approved by stockholders (2)	1,515,062	$12.85	1,670,813
Equity compensation plans not approved by stockholders (3)	—	—	—
Total	1,515,062	$12.85	1,670,813

(1)	All share amounts and exercise prices have been adjusted to reflect the Company’s three-for-two stock split distributed on February 9, 2007.
(2)	These equity compensation plans are the 1994 Stock Incentive Plan, 1989 Non-Qualified Stock Option Plan and 1996 Non-Employee Stock Option Plan, all of which have been approved by our stockholders.
(3)	The Company does not have any equity compensation plans that have not been approved by our stockholders.
(4)	Excludes securities to be issued upon exercise of outstanding options.

ITEM 6 – SELECTED FINANCIAL DATA

	Year Ended March 31,
	2009	2008	2007	2006	2005
Earnings Data
Net Sales	$296,070	$290,528	$217,328	$150,942	$141,423
Income before income taxes	8,096	21,452	21,128	18,515	16,908
Net income	4,955	13,225	12,969	11,461	10,682
Net income per common share:
Basic (1)	0.31	0.83	0.82	0.73	0.69
Diluted (1)	0.31	0.81	0.80	0.72	0.68

Balance Sheet Data
Total Assets	$215,166	$199,036	$192,670	$100,391	$85,880
Working Capital	48,811	25,138	17,719	37,430	22,686
Long-term debt including capital leases, (less current portion)	53,147	34,421	47,203	2,440	2,800
Shareholders’ equity	122,005	115,779	98,364	83,143	69,071

(1)	Earnings per share have been restated to reflect a three-for-two stock split in February 2007, for the fiscal years ended March 31, 2007 and prior.

ITEM 7 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

All dollar amounts presented in our Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands, expect share and per share data. The following table sets forth certain operational data (in dollars and as a percentage of net sales) for the fiscal years indicated:

	2009		2008		2007
Net Sales	$296,070	100.0%	$290,528	100.0%	$217,328	100.0%
Gross Profit	$50,935	17.2%	$64,452	22.2%	$53,372	24.6%
Selling, General and Administrative Expenses	$40,161	13.6%	$39,672	13.7%	$30,723	14.1%
Income Before Income Taxes	$8,096	2.7%	$21,452	7.4%	$21,128	9.7%
Net Income	$4,955	1.7%	$13,225	4.6%	$12,969	6.0%

The Company’s revenues increased by $5,542 or 1.9% to $296,070 for the fiscal year ended March 31, 2009 over the fiscal year March 31, 2008. The increase in revenue is comprised of price/sales mix increases of $12,736, which was partially offset by net unit volume decreases of $7,194.

Gross profit declines in both dollars and as a percentage of net sales were primarily a result of increased costs of products sourced from foreign suppliers, principally from China, inefficiencies incurred at our Tennessee manufacturing facility and higher resin costs. These costs more than offset the increases in gross profit associated with the increase in net sales.

The major causes of the manufacturing inefficiencies were equipment productivity issues in our Tennessee plant and other inefficiencies associated with the consolidation of the MMP manufacturing facilities. Throughout the past fiscal year, the inefficiencies have resulted in backorders and order fulfillment issues on certain products. Management anticipates reductions in these inefficiencies during the 2010 fiscal year. However, no assurance can be given that the backorders and order fulfillment issues will not result in the loss of business.

Selling, general and administrative expenses increased primarily due to increased compensation and related expenses incurred as a result of the Company’s current and anticipated future growth. Selling, general and administrative expenses as a percentage of sales decreased to 13.6% versus 13.7% for the years ended March 31, 2009 and March 31, 2008, respectively.

FISCAL 2009 COMPARED TO FISCAL 2008

The following table sets forth the major sales variance components for the year ended March 31, 2009 versus March 31, 2008:

2008 Net Sales	$290,528
Volume of Existing Products	(7,194)
Price/Sales Mix	12,736

2009 Net Sales	$296,070

Net sales for the fiscal year ended March 31, 2009 increased 1.9% to $296,070 from $290,528 for the fiscal year ended March 31, 2008. The following table sets forth the major components of the increase in net sales as well as percent increases or decreases in unit sales and average selling prices by significant product classes for the fiscal year ended March 31, 2009 compared to the fiscal year ended March 31, 2008:

	Net Sales $ increase (decrease)	Unit Sales % increase (decrease)	Average Selling Prices / Sales Mix % increase (decrease)
Minor Procedure Kits and Trays	$8,660	6.8%	5.7%
Containment Systems for Medical Waste	2,743	1.3%	4.1%
Protective Apparel	2,658	27.8%	6.0%
Patient Bedside Utensils	(409)	(6.6)%	6.4%
Other Dressings and Surgical Sponges	(432)	(14.0)%	1.3%
Laboratory Products	(669)	(7.4)%	4.5%
Laparotomy Sponges	(740)	(8.9)%	2.6%
Specimen Containers	(766)	(15.3)%	9.8%
Operating Room Towels	(1,919)	(11.1)%	3.7%
Other Operating Room Disposables and Sterilization Products	(4,022)	13.1%	(26.6)%
Other, net	438	not meaningful	not meaningful

	$5,542

The net unit volume decreases were primarily from losses in specimen containers, other dressings and surgical sponges, operating room towels, laparotomy sponges and patient bedside utensils. Management believes that the decline is attributable to competitive pressures, the effect of customers’ management of inventory balances in reaction to current economic conditions, back order positions and the termination of a supply contract. A significant component of the Company’s net unit volume decreases in other operating room disposables and sterilization products relates to patient aids and resulted from the Company’s inability to negotiate acceptable price increases on crutches to a major customer and the Company’s unwillingness to continue to provide these crutches at current pricing levels. This resulted in a decline of approximately $3,239 in net sales with only a negligible impact on profitability for the fiscal year ended March 31, 2009 compared to the fiscal year ended March 31, 2008. These net unit volume declines were partially offset by volume increases primarily from greater domestic penetration of our minor procedure kits and trays product line.

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

Containment systems for medical waste and the product lines added as a result of the acquisition of Medegen, represents approximately 50% of the Company’s revenue. The primary raw material utilized in the manufacture of this product line is plastic resin. In recent years, world events have caused the cost of plastic resin to increase and be extremely volatile. The Company anticipates that such volatility may continue in the future. In the past, the Company has been able, from time to time, to increase selling prices for certain of these products to recover a portion of the increased cost. However, the Company is unable to give any assurance that it will be able to pass along future cost increases to its customers, if necessary. It is anticipated that the Company will purchase in excess of 50,000,000 pounds of resin during fiscal 2010. Each $.01 fluctuation could impact cost of goods sold by $500 on an annualized basis.

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

During the quarter ended June 30, 2008, the Company elected to exercise the ninety (90) day advanced notice termination provisions within one of its GPO agreements, under which the Company supplies disposable operating room towels and laparotomy sponges. The termination of the agreement with the aforementioned GPO amounts to less than 2% of the Company’s net sales and had resulted from the Company’s inability to negotiate acceptable price increases with the GPO and the Company’s unwillingness to continue to provide products to the GPO members at current pricing levels. Although net sales have not been significantly impacted by this termination, the Company cannot predict the future effects on its financial results from such termination.

During fiscal 2009, the Company participated in several reverse auctions and bid processes in order to achieve renewal of certain major group purchasing agreements. This process has resulted in the renewal or extension of fourteen existing agreements. No new agreements were added and the only existing agreement lost is noted above. Several of the renewals were renewed at lower average selling prices and may also result in the attainment of additional business. The Company anticipates continued participation in reverse auctions or similar bid processes as deemed necessary during fiscal 2010.

The following table sets forth sales and cost of sales data for the periods indicated:

	2009	2008	2007
Net Sales	$296,070	$290,528	$217,328
Cost of Sales	245,135	226,076	163,956
Gross Profit	50,935	64,452	53,372
Gross Profit Percentage	17.2%	22.2%	24.6%

Selling, General and Administrative Expenses	$40,161	$39,672	$30,723
As a Percentage of Net Sales	13.6%	13.7%	14.1%

Gross profit declines in both dollars and as a percentage of net sales were a result of increased costs of products sourced from foreign suppliers, principally from China, of approximately $6,238, inefficiencies incurred at our Tennessee manufacturing facility of approximately $6,167, higher resin prices of approximately $3,789, increased operating expenses in our West Virginia and North Carolina manufacturing facilities and the transfer of certain administrative processes to manufacturing overhead of approximately $1,713 and increases in our provision for excess and obsolete inventory and other costs of sales of approximately $1,505. These decreases were partially offset by a net increase of approximately $5,542 resulting from higher average selling prices and changes in the mix of products sold and decreased outbound freight costs to customers of approximately $342.

Many of the Company’s products are produced from petroleum derived raw materials such as plastic resin. The Company also bears the cost of both inbound and outbound freight shipments of raw materials and finished products, which are significantly impacted by the cost of oil. The cost of crude oil has declined significantly from its peak levels reached during the month of July 2008. The cost of plastic resin has begun to decline and, to some extent, the Company has experienced the benefits from lower plastic resin costs during the three months ended March 31, 2009 as much of the resin that was used in production during the three months ended March 31, 2009 was purchased at a lower average cost than resin used during the first nine months of fiscal 2009.

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

Selling, general and administrative expenses for the fiscal year ended March 31, 2009 increased 1.2% to $40,161 or 13.6% of net sales from $39,672 or 13.7% of net sales for the fiscal year ended March 31, 2008. The increase in selling, general and administrative expenses was primarily due to severance and related expenses associated with the restructuring of certain sales related departments. The increase was partially offset by decreased salary and related expenses as a result of increased efficiencies due to the consolidation of certain administrative functions from the Tennessee facility into its Brentwood, New York corporate headquarters and transfer of certain administrative processes into cost of goods sold also as a result of the consolidation of the facilities and a decrease in bonuses as a result of the Company not meeting certain earnings targets.

Interest expense for the fiscal year ended March 31, 2009 decreased to $2,682 from $3,406 for the fiscal year ended March 31, 2008. The decrease in interest expense was primarily due to a decrease in interest rates during the fiscal year ended March 31, 2009 versus March 31, 2008 which was partially offset by a net increase in average principal loan balances outstanding during the fiscal year ended March 31, 2009 versus March 31, 2008. The increase in principal loan balances were primarily due to a decline in net cash provided by operating activities and an increase in investing activities, which were primarily comprised of equipment and renovations to our new corporate headquarters.

Income tax expense amounted to $3,141 and $8,227 for the fiscal years ended March 31, 2009 and 2008, respectively. Income tax expense as a percent of income before income taxes was 38.8% and 38.3% for the fiscal years ended March 31, 2009 and 2008, respectively. The increase in the tax rate was the result of a change in state apportionment factors which was partially offset by a decline in our federal statutory rate resulting from a decline in profitability.

Net income for the fiscal year ended March 31, 2009 decreased to $4,955 from $13,225 for the fiscal year ended March 31, 2008. The decrease in net income is attributable to the aforementioned decrease in gross profit and increase in selling, general and administrative expenses, which were partially offset by an increase in net sales and a decrease in interest expense.

FISCAL 2008 COMPARED TO FISCAL 2007

The following table sets forth the major sales variance components for the year ended March 31, 2008 versus March 31, 2007:

2007 Net Sales	$217,328
Acquisition	61,315
Volume of Existing Products	6,590
Price/Sales Mix	5,295

2008 Net Sales	$290,528

Net sales for the fiscal year ended March 31, 2008 increased 34% to $290,528 from $217,328 for the fiscal year ended March 31, 2007. The increase in net sales of $73,200 was primarily attributable to a full year of net sales of disposable patient utensils for the laboratory and medical markets and laboratory products resulting from the Medegen acquisition of approximately $61,315, a $11,584 or 22% increase in net sales of minor procedure kits and trays; a $1,029 or 32% increase in net sales of patient slippers, a $517 or 7% increase in protective apparel, and a $384 or 11% increase in net sales of patient aids. These increases were partially offset by a $449 or 8% decrease in net sales of sterilization products, a $1,069 or 9% decrease in net sales of laparotomy sponges and a $239 or 1% decrease in net sales of operating room towels. Net sales of minor procedure kits and trays, patient slippers, protective apparel and patient aids increased primarily due to greater domestic market penetration. Net sales of laporatomy sponges and operating room towels decreased due to a shift of sales channels for these products by their inclusion in custom procedural trays and increased competition in the domestic market. Sterilization products decreased due to increased competition in the domestic market.

Major Product Line Variances for the year ended March 31, 2008 compared to the year ended March 31, 2007	Unit Sales % Inc. (Dec.)	Average Selling Prices % Inc. (Dec.)
Containment systems for medical waste	(2)%	2%
Minor procedure kits and trays	11%	9%
Patient Slippers	30%	2%
Operating Room Towels	2%	(3)%
Laparotomy Sponges	(7)%	(1)%
Patient Aids	7%	4%
Protective Apparel	11%	(3)%
Sterilization Products	(11)%	(4)%

Management believes that the decrease in average selling prices of laparotomy sponges, operating room towels, patient slippers and protective apparel was primarily due to increased competition in the domestic market, which it believes will continue in fiscal 2009. The decrease in unit sales of laparotomy sponges, sterilization products and containment systems for medical waste was primarily due to increased competition in the domestic market, which it believes will continue in fiscal 2009. The increase in the average selling prices of certain containment systems products was due to price increases instituted in early fiscal 2008 to recover a portion of the increases in plastic resin. The Company’s international sales for the fiscal year ended March 31, 2008 were $8,888 or 3% of the cost of total net sales as compared to $6,587 or 3% of total net sales for the fiscal year ended March 31, 2007.

Containment systems for medical waste and the product lines added as a result of the acquisition of Medegen, represents approximately 54% of the Company’s revenue. The primary raw material utilized in the manufacture of this product line is plastic resin. In recent years, world events have caused the cost of plastic resin to increase and be extremely volatile. The Company anticipates that such volatility may continue in the future. In the past, the Company has been able, from time to time, to increase selling prices for certain of these products to recover a portion of the increased cost. However, the Company is unable to give any assurance that it will be able to pass along future cost increases to its customers, if necessary. It is anticipated that the Company will purchase in excess of 54,000,000 pounds of resin during fiscal 2009. Each $.01 fluctuation could impact cost of goods sold by $540 on an annualized basis.

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

The following table sets forth sales and cost of sales data for the periods indicated:

	2008	2007
	$290,528	$217,328
Cost of Sales	226,076	163,956
Gross Profit	64,452	53,372
Gross Profit Percentage	22.2%	24.6%

Selling, General and Administrative Expenses	$39,672	$30,723
As a Percentage of Net Sales	13.7%	14.1%

Gross profit for the twelve months ended March 31, 2008 increased 20% to $64,452 from $53,372 for the twelve months ended March 31, 2007. Gross profit as a percentage of net sales for the twelve months ended March 31, 2008 decreased to 22.2% from 24.6% for the twelve months ended March 31, 2007. Gross profit dollars increased primarily due to a full year of net sales of products as a result of the Medegen acquisition and increased sales volume from greater domestic market penetration primarily of its minor procedure kits and trays product line, protective apparel and patient slippers.

Gross profit as a percentage of sales decreased primarily due to manufacturing inefficiencies, increased resin costs, increased acquisition costs from foreign suppliers and a change in sales mix from the MMP acquisition, which accounted for approximately $19,951 of gross profit at 18.2%. The manufacturing inefficiencies, increased resin costs and increased acquisition costs from foreign suppliers amounted to approximately $10,400 for the year ended March 31, 2008. The major causes of the manufacturing inefficiencies were equipment productivity issues in our Tennessee plant and other inefficiencies associated with the consolidation of the MPP manufacturing facilities. The inefficiencies have resulted in backorders and other fulfillment issues on certain products. Additionally, freight expenses have increased due to the backorder and order fulfillment issues. Management anticipates substantial reductions in these inefficiencies effective the end of the second quarter of fiscal 2009. However, no assurance can be given that the backorders and order fulfillment issues will not result in the loss of business. The increase in resin costs and increased acquisition costs from foreign suppliers (predominately those based in China) also negatively impacted our gross margin percentage. The volatility associated with these costs may continue for the forseeable future. In the past, we have been able, from time to time, to increase selling prices for certain products subject to such cost volatility as a means to recover a portion of the increases. However, we are unable to give any assurance that we will be successful in passing along future cost increases to our customers, if deemed necessary. The future operating results of the Company are dependent on our ability to manage these factors.

Selling, general and administrative expenses for the twelve months ended March 31, 2008 increased 29% to $39,672 from $30,722 for the twelve months ended March 31, 2007. As a percentage of net sales, selling, general and administrative expenses decreased to 13.7% for the twelve months ended March 31, 2008 from 14.1% for the twelve months ended March 31, 2007. The increases consisted primarily of increased sales and marketing expenses of $3,772, increased general and administrative expenses of $2,091, increased distribution expenses of $2,337 and increased amortization of intangible expenses of $805. The increases in expenses were due primarily to a full year of expenses associated with the MMP

Interest expense for the twelve months ended March 31, 2008 increased to $3,406 from $1,961 for the twelve months ended March 31, 2007. Interest income for the twelve months ended March 31, 2008 decreased to $77 from $440 for the twelve months ended March 31, 2007. The increase in interest expense and decrease in interest income was attributable to a net increase in the average principal loan balances outstanding and a decrease in the average cash and cash equivalents balance during the twelve months ended March 31, 2008 as compared to the twelve months ended March 31, 2007. The increase in loan balances was primarily attributable to purchase price and related acquisition costs associated with the MMP acquisition.

Income tax expense increased to $8,227 or 38.3% of income before income taxes compared to $8,159 or 38.6% of income before income taxes. The primary reason for the decrease in the tax rate was due to a decrease in state income taxes as a result of a change in state apportionment factors and the Company qualifying for the Domestic Production Activities Deduction for a full year.

Net income for the twelve months ended March 31, 2008 increased to $13,225 from $12,969 for the twelve months ended March 31, 2007. The increase in net income is attributable to the aforementioned increase in net sales and gross profit, which were partially offset by an increase in selling, general and administrative expenses and interest expense and a decrease in interest income.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents increased (decreased) as follows for the years ended March 31,:

	2009	2008	2007
Cash provided by operating activities	$3,062	$19,213	$12,517
Cash used in investing activities	(13,934)	(6,271)	(85,610)
Cash provided by (used in) financing activities	12,227	(11,665)	57,852
Increase (decrease) in cash and cash equivalents	1,355	1,277	(15,241)

Historically, the Company’s primary sources of liquidity and capital resources have included cash provided by operations and the use of available borrowing facilities while the primary uses of liquidity and capital resources have included acquisitions, capital expenditures and payments on debt.

Cash provided by operating activities for the year ended March 31, 2009 was $3,062 compared to $19,213 for the prior year. The decrease is primarily attributable to lower income from operations of $8,270, a reduction in accounts payable of $5,922 and an increase in inventory of $9,728 which was partially offset by a decrease in accounts receivable of $2,508.

The Company experienced a sequential decline in income from operations in each of the first three quarters of the fiscal year ended March 31, 2009. This decline in income was precipitated by rising resin costs which the Company was unable to pass on to customers in its entirety, production inefficiencies at the Gallaway, Tennessee manufacturing facility and increases in the cost of products sourced from foreign vendors resulting from the declining value of the US dollar compared to the Chinese yuan and general inflationary trends experienced by vendors in China. As a result, income from operations for the three month periods ended June 30, September 30 and December 31, 2008 was $2,546, $480 and $157, respectively. In anticipation of a continued rise in the cost of oil and related resin costs the Company made significant purchases of plastic resin during the quarters ended June 30 and September 30, 2008. While the Company continued to purchase resin, the inventory positions taken as a hedge against an expected continued rise in resin costs reflected a use of operating cash during the quarters ended June 30 and September 30, 2008. Further to our resin purchases, the Company, from time to time, increases its inventory position in finished goods and raw materials sourced from China during the quarters ended September 30 and December 31, 2008 in anticipation of factory closings associated with the Chinese new year which occurs during the quarter ended March 31, 2009. The effect of lower operating profits and inventory positions taken during the quarters ended June 30, September 30 and December 31, 2008 resulted in cash (used in) provided by operations during these periods of ($1,846), $562 and $6,296, respectively.

During the quarter ended March 31, 2009, cash used in operations was ($1,951). The use of cash was attributable to a reduction in accounts payable and accrued expenses of $4,673, an increase in inventories and accounts receivable of $1,945 and $1,651, respectively. This was partially offset by net income during the period of $2,274 and depreciation and amortization of $1,742. The increase in inventory was comprised of an increase in raw materials, primarily resin of $9,478 offset by a reduction in finished goods and work in process of $7,533 primarily resulting from the use of products sourced from China during the quarter ended December 31, 2008. Management believes that the price of certain types of resin had reached price points which warranted effecting large scale purchases. With respect to one particular resin the Company purchased and paid for a sufficient quantity of resin to meet anticipated production requirements for the six months ended September 30, 2009. The Company took title to this resin and settled the purchase price under favorable terms prior to March 31, 2009. Subsequent to March 31, 2009 the Company entered into forward purchase commitments to secure a sufficient quantity of resin at current prices to meet anticipated production requirements for the six month period ended March 31, 2010. Such purchases amounted to $4,893.

Cash used in investing activities for the year ended March 31, 2009 was $13,934 compared to $6,271 in fiscal 2008. The Company’s purchases of property and equipment amounted to $12,971 and $5,097 during the fiscal years ended March 31, 2009 and 2008, respectively. Included in capital expenditures are $7,109 and $6,700 in costs relating to the renovation of a building in Brentwood, New York during the fiscal years ended March 31, 2009 and 2008, respectively. The Company expended approximately $5,339 and $2,931 in capital expenditures at its injection molding manufacturing facility located in Gallaway, Tennessee during the fiscal years ended March 31, 2009 and 2008, respectively, predominantly for the purchase of machinery and equipment. The Company’s credit facilities contain certain covenants and restrictions which include amounts which can be spent on capital expenditures. During the year ended March 31, 2010 the company is permitted under the terms of its credit agreements to spend up to $4,000 on capital expenditures. Management expects to spend substantially all monies permissible for capital expenditures on machinery and equipment to improve production efficiencies at the company’s Gallaway, Tennessee manufacturing facility.

Financing activities provided net cash of $12,227 during the year ended March 31, 2009 compared to $11,665 used for the year ended March 31, 2008. During the year ended March 31, 2008 the Company reduced its term loan by $13,000 and increased borrowing under its revolving credit facility by $720. During the year ended March 31, 2009 the Company reduced its term loan by $4,000 and increased borrowings under its revolving credit facility by $16,617. The cash provided from borrowings under the company’s revolving credit facility were used to fund working capital requirements and fund the cost of capital expenditures.

Financial Position

The Company is committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital and generating operating cash flows necessary to meet operating requirements. Total borrowings outstanding were $60,007 with a debt to equity ratio of .49:1 at March 31, 2009 as compared to $47,750 with a debt to equity ratio of .41:1 at March 31, 2008.

Cash and cash equivalents at March 31, 2009 were $3,459, and the Company had $2,463 available for borrowing under its revolving credit agreement.

Working capital at March 31, 2009 was $48,811 compared to $25,138 at March 31, 2008, and the current ratio at March 31, 2009 was 2.9:1 compared to 1.6:1 at March 31, 2008. The increase in working capital and current ratio is primarily due to the reclassification of the current portion of long term debt of $6,500 to long term debt as a result of amendments made to the Company’s credit facilities on September 30, 2008. Additionally, accounts payable declined $5,922 versus prior year which was predominantly due to the Company bringing past due accounts current and making payments, under conditions deemed favorable by management, on certain trade accounts payable, prior to March 31, 2009 which were not due until after March 31, 2009.

Management anticipates that during the year ended March 31, 2010 working capital and the current ratio will decline as accounts payable returns to traditional levels and the current portion of long term debt increases in accordance with the amendment made to the Company’s credit facilities on September 30, 2008.

Borrowing Arrangements

On October 17, 2006, the Company entered into a credit agreement with certain lenders ( the “Credit Agreement”). The Credit Agreement, as most recently amended April 7, 2009, provides for borrowings of $85,000 and is divided into two types of borrowing facilities, (i) a term loan with a principal amount of $65,000 and (ii) a revolving credit agreement, which amounts may be borrowed, repaid and reborrowed up to $20,000. As of March 31, 2009 $40,750 is outstanding on the term loan and $17,537 is outstanding on the revolving credit agreement.

The Company has used its cash and credit facilities during the year ended March 31, 2009 to fund; working capital requirements, the acquisition of capital equipment within its manufacturing facilities and the renovation of a building for use as its new corporate headquarters. During the year ended March 31, 2009 our operations, and in turn our working capital, have been impacted by the volatility in the cost of resin and products sourced from overseas suppliers as well as operating inefficiencies in our Gallaway, Tennessee manufacturing facility. During the quarter ended September 30, 2008, management determined that scheduled payments to amortize our term loan would likely be affected by borrowings under our revolving credit agreement. It is management’s intent to maintain as much borrowing capacity as practical under our revolving credit agreement to support future working capital requirements. Accordingly, management amended the terms of the Company’s credit agreements (as defined herein) on September 30, 2008. Prior to the amendment the current portion of long term debt as of March 31, 2008 and September 30, 2008 was $13,000 and the term loan’s quarterly installments were $3,250. The amended quarterly term loan installments are as follows: $250 for each installment date from September 30, 2008 through March 31, 2009, $1,625 for each installment date from June 30, 2009 through March 31, 2010, $3,250 for each installment date from June 30, 2010 through March 31, 2011, $5,325 for each installment date from June 30, 2011 through September 30, 2011 and the remaining principal amount outstanding is due on December 31, 2011.

The Company has several covenants under its Credit Agreement, as amended, which include a minimum net worth requirement, a minimum requirement on the ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to the current portion of total debt, a maximum capital expenditure allowance, minimum EBITDA requirements and a limitation on net losses. As of March 31, 2009 the Company was in breach of a certain financial ratio. A waiver regarding this ratio was received from the bank. As of March 31, 2009, the Company is in compliance with all other covenants and financial ratios.

CONTRACTUAL OBLIGATIONS

The following table represents the Company’s future material, long-term contractual obligations as of March 31, 2009:

Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Principal payments of long-term debt	$60,007	6,860	52,507	640	—
Purchase Obligations	4,893	4,893	—	—	—
Operating Leases	1,238	910	305	23	—
Defined Benefit Plan Payments	467	36	70	81	280
Capital Lease	39	39	—	—	—

Total Contractual Obligations	$66,644	$12,738	$52,882	$744	$280

None of the Company’s Executive Officers have employment or severance agreements. Mr. Meringolo terminated his Employment Agreement in April 2007 with the mutual consent of the Company. In February 1993, the Company entered into an Employment Agreement with Mr. Paul D. Meringolo which, as amended, covered the five years ending March 31, 2008 and provided for a salary at an annual rate of $250, together with cost of living increments, reimbursement of medical expenses not otherwise covered by the Company’s medical plans, up to maximum of $5 and the use of a Company automobile. Our Executive Officers serve at the will of the Board, which enables the Company to terminate their employment with discretion as to the terms of any severance arrangement. This is consistent with the Company’s performance-based employment and compensation philosophy.

In lieu of his Employment Agreement, Mr. Meringolo received in fiscal 2009, an annual salary of $500 in addition to the reimbursement of medical expenses not otherwise covered by the Company’s medical plans, up to a maximum of $5, and the use of a Company automobile, together with a bonus potential of 80% of base salary subject to the achievement of the Company’s performance targets and certain individual/team goals, which will be determined by the Compensation Committee.

The Company has entered into agreements with three of its executive officers and a vice president, which provide certain benefits in the event of a change in control of the Company. A “change in control” of the Company is defined as, in general, the acquisition by any person of beneficial ownership of 20% or more of the voting stock of the Company, certain business combinations involving the Company or a change in a majority of the incumbent members of the Board of Directors, except for changes in the majority of such members approved by such members. If, within two years after a change in control, the Company or, in certain circumstances, the executive, terminates his employment, the executive is entitled to a severance payment equal to three times (i) such executive’s highest annual salary within the five-year period preceding termination plus (ii) a bonus increment equal to the average of the two highest of the last five bonuses paid to such executive. In addition, the executive is entitled to the continuation of all employment benefits for a three-year period, the vesting of all stock options and certain other benefits, including payment of an amount sufficient to offset any “excess parachute payment” excise tax payable by the executive pursuant to the provisions of the Internal Revenue Code or any comparable provision of state law. As of March 31, 2009, the estimated potential aggregate compensation payable to these three executive officers and vice president under the Company’s compensation and benefit plans and arrangements in the event of termination of such executive’s employment following a change in control amounted to approximately $7,969.

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

The accounting policies identified as critical are as follows:

Revenue Recognition – Revenue from the sale of products is recognized when the Company meets all of the criteria specified in U.S. Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” These criteria include:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	The seller’s price to the buyer is fixed or determinable; and

•	Collection of the resulting receivable is reasonably assured.

Customer purchase orders and or sales agreements evidence the Company’s sales arrangements. These purchase orders and sales agreements specify both selling prices and quantities, which are the basis for recording sales revenue. Any deviation from this policy requires management review and approval. Trade terms are negotiated on a customer by customer basis and for the majority of the Company’s sales include that title and risk of loss pass from the Company to the customer when the Company ships products from its facilities, which is when revenue is recognized. In instances of shipments made on consignment, revenue is deferred until a customer indicates to the Company that it has used the Company’s products. The Company conducts ongoing credit evaluations of its customers and ships products only to customers that satisfy its credit evaluations. Products are shipped primarily to distributors at an agreed upon list price. Distributors then resell the products primarily to hospitals and depending on agreements between the Company, the distributors and the hospitals, the distributors may be entitled to a rebate. The Company deducts all rebates from sales and has a provision for allowances based on historical information for all rebates that have not yet been processed.

Income Taxes – In preparing the Company’s financial statements, income tax expense is calculated for each of the jurisdictions in which the Company has nexus. This process involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes which are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability, and where their recovery is not likely, a valuation allowance is established and a corresponding additional tax expense is recorded in the Company’s statement of operations. In the event that actual results differ from the Company’s estimates given changes in assumptions, the provision for income taxes could be materially impacted. As of March 31, 2009, no valuation allowance was necessary for the $2,448 of Deferred Tax Assets that existed on the Company’s books. The total net deferred tax liability as of March 31, 2009, was $11,834.

In accordance with the provisions of SFAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), we recognize in our financial statements only those tax positions that meet the more-likely-than-not-recognition threshold. We establish tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in our consolidated statements of operations. The provisions of FIN 48 did not have a material impact on the Company’s consolidated financial position.

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

Allowance for Doubtful Accounts – The Company performs ongoing credit evaluations on its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors collections and payments from customers and a provision for estimated credit losses is maintained based upon its historical experience and on specific customer collection issues that have been identified. While such credit losses have historically been within the Company’s expectations and the provisions established, the Company cannot guarantee that the same credit loss rates will be experienced in the future. Concentration risk exists relative to the Company’s accounts receivable, as 62% of the Company’s total accounts receivable balance as of March 31, 2009 is concentrated in two distributors. While the accounts receivable related to these distributors may be significant, the Company does not believe the credit loss risk to be significant given the consistent payment history of these distributors.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FAIR VALUE OPTIONS FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB SFAS No. 115” (“SFAS 159”).” SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value. The statement’s objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The new statement establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, and is effective for us as of April 1, 2008. The adoption of SFAS 159 did not have a material impact on the Company’s financial position or results of operations.

BUSINESS COMBINATIONS

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for the fiscal year beginning after December 15, 2008, which for us is the fiscal year beginning April 1, 2009. SFAS 141R will have an impact on the manner in which we account for future acquisitions beginning in fiscal 2010.

NON-CONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for us is the fiscal year beginning April 1, 2009. The adoption of SFAS 160 is not expected to have a material impact on our consolidated financial position, results of operations and cash flows.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for their effect on an entity’s financial position, financial performance, and cash flows. SFAS 161 will be effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, which for us is the fiscal year beginning April 1, 2009. The adoption of SFAS 161 will have an impact on the manner in which we would disclose any derivative or hedging activities, if present.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the alternate base rate of interest plus a spread of up to 1%, or at LIBOR rate plus a spread of up to 1 1/2%. The spread over the alternate base rate and LIBOR rates is determined based upon the Company’s performance with regard to agreed-upon financial ratios. The Company decides at its sole discretion as to whether borrowings will be at the alternate base rate or LIBOR. At March 31, 2009, $58,287 was outstanding under the credit facility. Changes in the alternate base rates or LIBOR rates during fiscal 2008 will have a positive or negative effect on the Company’s interest expense. Each 1% fluctuation in the interest rate will increase or decrease interest expense for the Company by approximately $58 on an annualized basis.

In addition, the Company is exposed to interest rate change market risk with respect to the proceeds received from the issuance and sale by the Buncombe County Industrial and Pollution Control Financing Authority Industrial Development Revenue Bonds. At March 31, 2009, $1,720 was outstanding for these Bonds. The Bonds bear interest at a variable rate determined weekly. During fiscal 2009, the average interest rate on the Bonds approximated 2.11%. Each 1% fluctuation in interest rates will increase or decrease the interest expense on the Bonds by approximately $17 on an annualized basis.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements and Schedule:

Consolidated Balance Sheets    Medical Action Industries Inc.

(In thousands, except share data)

	March 31,
	2009	2008
Current Assets
Cash and cash equivalents	3,459	2,104
Accounts receivable, less allowance for doubtful accounts of $663 at March 31, 2009 and $585 at March 31, 2008	21,459	24,039
Inventories, net	43,221	33,493
Prepaid expenses	906	952
Deferred income taxes	2,448	1,663
Prepaid income taxes	2,584	1,662
Other current assets	466	341

Total Current Assets	74,543	64,254

Property, plant and equipment, net	40,313	33,681
Goodwill	80,699	80,699
Other intangible assets, net	15,886	17,424
Other assets, net	3,725	2,978

Total Assets	$215,166	$199,036

Current Liabilities
Accounts payable	$8,190	$14,112
Accrued expenses	10,643	11,519
Current portion of capital lease obligations	39	125
Current portion of long-term debt	6,860	13,360

Total Current Liabilities	25,732	39,116

Deferred income taxes	14,282	9,720
Capital lease obligations, less current portion	—	31
Long-term debt, less current portion	53,147	34,390

Total Liabilities	93,161	83,257

Shareholders’ Equity
Common stock 40,000,000 shares authorized, $.001 par value; issued and outstanding 16,028,161 shares at March 31, 2009 and 16,020,661 shares at March 31, 2008	16	16
Additional paid-in capital, net	28,602	27,029
Accumulated other comprehensive (loss) income	(267)	35
Retained earnings	93,654	88,699

Total Shareholders’ Equity	122,005	115,779

Total Liabilities and Shareholders’ Equity	$215,166	$199,036

The accompanying notes are an integral part of these statements.

Consolidated Statements of Operations    Medical Action Industries Inc.

(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2009	2008	2007
Net sales	$296,070	$290,528	$217,328
Cost of sales	245,135	226,076	163,956

Gross profit	50,935	64,452	53,372
Selling, general and administrative expenses	40,161	39,672	30,723
Interest expense	2,682	3,406	1,961
Interest income	(4)	(78)	(440)

Income before income taxes	8,096	21,452	21,128
Income tax expense	3,141	8,227	8,159

Net income	$4,955	$13,225	$12,969

Net income per share basic	$0.31	$0.83	$0.82

Net income per share diluted	$0.31	$0.81	$0.80

The accompanying notes are an integral part of these statements.

Consolidated Statements of Shareholders’ Equity    Medical Action Industries Inc.

(In thousands, except share data)

	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
Balance at March 31, 2006	15,785,364	$11	$20,608	$—	$62,526	$83,145

Issuance of common stock:
Exercise of stock options, net	30,422	—	309	—	—	309
Repayment of officer loans which were used to purchase company stock		—	125	—	—	125
Adjust stock split par value		5	(5)	—	—	—
Amortization of deferred compensation		—	79	—	—	79
Tax benefit from vesting of stock under restricted management stock bonus plan and exercise of options		—	100	—	—	100
SFAS 123R expense		—	1,631	—	—	1,631
Pension liability adjustment		—	—	7	—	7
Net income		—	—	—	12,969	12,969

Balance at March 31, 2007	15,815,786	$16	$22,847	$7	$75,495	$98,365

Issuance of common stock:
Exercise of stock options, net	204,875	—	1,193	—	—	1,193
Amortization of deferred compensation		—	102	—	—	102
Tax benefit from vesting of stock under restricted management stock bonus plan and exercise of options		—	1,383	—	—	1,383
SFAS 123R expense		—	1,504	—	—	1,504
FIN 48 Reserve		—	—	—	(21)	(21)
Interest rate swap		—	—	(49)	—	(49)
Pension liability adjustment		—	—	77	—	77
Net income		—	—	—	13,225	13,225

Balance at March 31, 2008	16,020,661	$16	$27,029	$35	$88,699	$115,779

Issuance of common stock:
Exercise of stock options, net	7,500	—	87	—	—	87
Amortization of deferred compensation		—	173	—	—	173
Tax benefit from vesting of stock under restricted management stock bonus plan and exercise of options		—	52	—	—	52
SFAS 123R expense		—	1,261	—	—	1,261
Interest rate swap		—	—	49	—	49
Pension liability adjustment		—	—	(351)	—	(351)
Net income		—	—	—	4,955	4,955

Balance at March 31, 2009	16,028,161	$16	$28,602	($267)	$93,654	$122,005

All share and per share amounts reflect the 3-for-2 stock split distributed on February 9, 2007.

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows    Medical Action Industries Inc.

(In thousands)

	Fiscal Year Ended March 31,
	2009	2008	2007
Cash flows from operating activities:
Net Income	$4,955	$13,225	$12,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,188	3,906	2,723
Amortization	2,351	2,337	1,123
Provision for doubtful accounts	72	48	72
Deferred income taxes	4,258	3,752	865
Stock based compensation	1,448	1,606	1,710
Excess tax liability from stock-based compensation	(481)	(615)	(696)
Loss on sale of property and equipment	53	55	6
Tax benefit from exercise of warrants and options	52	1,383	100
Changes in operating assets and liabilities:
Accounts receivable	2,508	(3,433)	(3,932)
Inventories	(9,728)	857	(4,112)
Prepaid expenses and other current assets	(79)	57	44
Other assets	(103)	(1,086)	(1,094)
Accounts payable	(5,922)	(2,411)	1,053
Prepaid income taxes	(922)	(1,658)	2
Accrued expenses, payroll, payroll taxes and other	412	1,190	1,684

Net cash provided by operating activities	$3,062	$19,213	$12,517

Cash flows from investing activities:
Purchase price and related acquisition costs	(1,043)	(1,181)	(80,497)
Purchases of property, plant and equipment	(12,971)	(5,097)	(5,240)
Proceeds from sale of property and equipment	80	7	1
Repayment of loans to officers	—	—	126

Net cash used in investing activities	($13,934)	($6,271)	($85,610)

Cash flows from financing activities:
Proceeds from revolving line of credit and long-term borrowings	79,334	36,397	71,900
Principal payments on revolving line of credit and long-term borrowings	(67,077)	(49,146)	(14,357)
Principal payments on capital lease obligations	(118)	(109)	—
Proceeds from exercise of employee stock options	88	1,193	309

Net cash provided by (used in) financing activities	$12,227	($11,665)	$57,852

Net increase (decrease) in cash and cash equivalents	1,355	1,277	(15,241)
Cash and cash equivalents at beginning of period	2,104	827	16,068

Cash and cash equivalents at end of period	$3,459	$2,104	$827

Supplemental disclosures:
Interest paid	2,693	3,594	1,941
Income taxes paid	234	5,572	7,627

Notes to Consolidated Financial Statements

Medical Action Industries Inc. — March 31, 2009

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMPANY BACKGROUND AND DESCRIPTION OF BUSINESS

Medical Action Industries Inc. (“Medical Action” or the “Company”) was incorporated under the laws of the State of New York on April 1, 1977, and re-incorporated under the laws of the State of Delaware on November 5, 1987. Headquartered in Brentwood, New York, Medical Action develops, manufactures, markets and supplies a variety of disposable medical products. The Company’s products are marketed primarily to acute care facilities in domestic and certain international markets, and in recent years has expanded its end-user markets to include physician, dental and veterinary offices, out-patient surgery centers and long-term care facilities. Medical Action is a leading manufacturer and supplier of collection systems for the containment of medical waste, minor procedure kits and trays, disposable patient utensils, sterile operating room towels and sterile laparotomy sponges. The Company’s products are marketed by its direct sales personnel and an extensive network of distributors. Medical Action has entered into preferred vendor agreements with national distributors, as well as sole source and/or committed contracts with group purchasing alliances. The Company also manufactures its products under private label programs to other distributors and medical suppliers. Medical Action’s manufacturing, packaging and warehousing activities are conducted in its Arden, North Carolina; Clarksburg, West Virginia and Gallaway, Tennessee facilities. The Company’s procurement of certain products and raw materials from the People’s Republic of China is administered by its office in Shanghai, China.

On October 17, 2006, the Company acquired, through one of its subsidiaries, the membership interest of Medegen Medical Products, LLC and certain Colorado fixed assets used in connection with its business (collectively, “Medegen” or “MMP”). The Colorado fixed assets consist primarily of machinery, equipment and leasehold improvements. Subsequent to the acquisition, the Company relocated the acquired Colorado fixed assets to its’ Tennessee facility. MMP’s operating results were consolidated with those of Medical Action’s beginning on the date of acquisition. We have included supplemental pro forma information in Note 4 to give effect to the acquisition as though it had occurred at the beginning of each of the periods presented.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company performs ongoing credit evaluations on its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors collections and payments from customers and a provision for estimated credit losses is maintained based upon its historical experience and on specific customer collection issues that have been identified. While such credit losses have historically been within the Company’s expectations and the provisions established, the Company cannot guarantee that the same credit loss rates will be experienced in the future. Concentration risk exists relative to the Company’s accounts receivable, as Owens and Minor, Inc. and Cardinal Health Inc., (the “Distributors”) accounted for approximately 35% and 27%, respectively as of March 31, 2009 and 33% and 27%, respectively as of March 31, 2008. While the accounts receivable related to these Distributors may be significant, the Company does not believe the credit risk to be significant given their consistent payment history.

TRADE REBATES

We provide rebates to distributors that sell to end-user customers at prices determined under a contract between the Company and the end-user customer or distributor. The Company deducts all rebates from sales and has a provision for allowances based on historical information for all rebates that have not yet been processed. The provision for trade rebates was $14,110 and $13,896 at March 31, 2009 and 2008, respectively.

INVENTORIES

Inventories are stated at the lower of cost or market net of reserve for obsolete and slow moving inventory. Cost is determined by the first-in, first-out method.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Leases meeting the criteria for capitalization are recorded at the present value of future lease payments. Maintenance and repairs are charged to operations as incurred and expenditures for major improvements are capitalized. The carrying amount and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and any resulting gain or loss is reflected in operations in the year of disposal. Accelerated methods of depreciation are used for tax purposes. A summary of property, plant and equipment, net, are as follows:

	March 31,
	2009	2008
Land and buildings	$25,163	$15,745
Machinery and equipment	34,305	34,582
Furniture and fixtures	1,563	1,251

	61,031	51,578
Less accumulated depreciation and amortization	20,718	17,897

	$40,313	$33,681

Depreciation is calculated on the straight-line method over the estimated useful lives of the assets as follows:

Buildings	40 years
Machinery and equipment	5 – 20 years
Furniture and fixtures	3 – 10 years

Depreciation and amortization of property, plant and equipment amounted to $4,188, $3,906, and $2,723 for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

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

OTHER INTANGIBLE ASSETS

Other intangible assets, consisting of trademarks, customer relationships, GPO contracts, non-competition agreements, software, intellectual property and a supply agreement are amortized according to their useful lives. The book values, accumulated amortization and original useful life by asset class as of March 31, 2009 and 2008 are as follows:

	March 31, 2009
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Trademarks not subject to amortization	$1,266	$—	$1,266
Customer Relationships (20 years)	15,700	2,236	13,464
GPO Contracts (4 Years)	2,200	1,342	858
Non-Competition Agreements (5-7 Years)	1,043	1,043	—
Software (1-3 Years)	400	363	37
Intellectual Property (7 Years)	400	139	261
Supply Agreement	29	29	—

	$21,038	$5,152	$15,886

	March 31, 2008
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Trademarks not subject to amortization	$1,266	$—	$1,266
Customer Relationships (20 years)	15,700	1,451	14,249
GPO Contracts (4 Years)	2,200	792	1,408
Non-Competition Agreements (5-7 Years)	1,043	1,010	33
Software (1-3 Years)	400	250	150
Intellectual Property (7 Years)	400	82	318
Supply Agreement	29	29	—

	$21,038	$3,613	$17,424

Other intangible asset amortization expense amounted to $1,538, $1,668 and $937 for the years ended March 31, 2009, 2008 and 2007, respectively. Estimated amortization expense related to these intangibles for the five succeeding fiscal years is as follows:

Fiscal Year	Amount
2010	$1,430
2011	1,150
2012	842
2013	842
2014	817

$5,081

The Company evaluates trademarks with indefinite lives annually to determine whether events or circumstances continue to support the indefinite useful life. No trademarks were determined to have finite useful lives in any of the periods presented.

DEFERRED FINANCING COSTS

We have incurred costs in obtaining financing. These costs of approximately $363 as of March 31, 2009 were capitalized in other assets and are being amortized over the life of the related financing arrangements through 2013. Total accumulated amortization was approximately $209 and $151 at March 31, 2009 and 2008, respectively.

INCOME TAXES

The Company follows the asset and liability method of accounting for income taxes. This process involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes which are recorded as deferred tax assets and liabilities.

Deferred tax assets are periodically evaluated to determine their recoverability and where their recovery is not likely, a valuation allowance is established and a corresponding additional tax expense is recorded in the Company’s statement of operations. As of March 31, 2009, no valuation allowance was necessary for the $2,448 of Deferred Tax Assets that existed on the Company’s books.

In accordance with the provisions of SFAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), we recognize in our financial statements only those tax positions that meet the more-likely-than-not-recognition threshold. We establish tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in our consolidated statements of operations. Our accrual for interest and penalties was $21 upon adoption of FIN 48 and at March 31, 2009.

We are subject to taxation in the U.S. and various state and local jurisdictions. The IRS examination for the fiscal years ended March 31, 2005 and 2006 has been finalized with an immaterial assessment for each year. The New York State examination for the fiscal years ended March 31, 2005, 2006 and 2007 has been finalized with an immaterial assessment for each year. In addition, a State of Missouri examination for the fiscal years ended March 31, 2005 to 2008 has also concluded with an immaterial assessment. A state examination for North Carolina has commenced in the last quarter of FYE 2009, but no outcome can be projected at this time. The Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service and most state and local authorities for fiscal tax years ending prior to March 31, 2006. (Certain state authorities may subject the Company to examination up to the period ending March 31, 2005). The Company does, however, have a prior year net operating loss as a result of a previous acquisition which will remain open for examination.

CURRENCY

All of the Company’s sales and purchases were transacted in U.S. dollars.

STOCK-BASED COMPENSATION

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

Prior to the adoption of SFAS No. 123(R), we applied Accounting Principles Board Opinions (“APB”) No. 25 and related interpretations to account for our stock plans resulting in the intrinsic value to value the stock. Under APB 25, we were not required to recognize compensation expense for the cost of stock options. In accordance with the adoption of SFAS 123(R), we recorded stock-based compensation expense for the cost of non-qualified stock options granted under our stock plans. Stock-based compensation expense recognized under the provisions of SFAS 123(R) was $1,275 ($780 after tax) or $.05 per basic and diluted share for the year ended March 31, 2009, $1,504 ($935 after tax) or $.06 per basic and diluted share for the year ended March 31, 2008 and $1,523 ($935 after tax) or $.06 per basic and diluted share for the year ended March 31, 2007.

EARNINGS PER SHARE INFORMATION

Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share is based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on average prices during the year. Excluded from the calculation of earnings per share are options to purchase 1,039,875 shares in fiscal 2009, 248,700 shares in fiscal 2008 and 20,000 in fiscal 2007, respectively, as their inclusion would have been anti-dilutive. Note 10 displays a table showing the computation of basic and diluted earnings per share.

On February 9, 2007, the Company effected a three-for-two stock split to shareholders of record as of January 23, 2007. All share and per share information has been retroactively adjusted to reflect the stock split.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of two components: net income and other accumulated comprehensive income (loss). Accumulated other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s accumulated other comprehensive income (loss) is comprised of an accrued benefit liability relating to the Company’s defined benefit pension plan and the fair value of an interest rate swap agreement.

INTEREST RATE SWAP AGREEMENT

We do not enter into financial instruments for trading or speculative purposes. The principal financial instrument used for cash flow hedging purposes is an interest rate swap. The effective portion of changes in the fair value of the interest rate swap are recorded in “Accumulated Other Comprehensive Income (Loss)”.

In April 2007, we entered into an interest rate swap agreement to manage our exposure to interest rate changes. The swap effectively converts a portion of our variable rate debt under the credit agreement to a fixed rate, without exchanging the notional principal amounts. At March 31, 2009, we had an interest rate swap agreement (in a notional principal amount of $15,000), which is scheduled to mature in March 2010. Under this agreement, we receive a floating rate based on the LIBOR interest rate, and pay a fixed rate of 5.02% plus the applicable margin. During fiscal 2009, the interest rate swap was determined to be ineffective. As a result, the Company reclassified $503 to interest expense from Accumulated Other Comprehensive Income (Loss). Subsequent charges associated with this interest rate hedge will be recorded as interest expense in the period incurred for the remainder of the interest rate swap agreement.

REVENUE RECOGNITION

Revenue from the sale of products is recognized when the Company meets all of the criteria specified in U.S. Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” These criteria include:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	The seller’s price to the buyer is fixed or determinable; and

•	Collection of the resulting receivable is reasonably assured.

Customer purchase orders and or sales agreements evidence the Company’s sales arrangements. These purchase orders and sales agreements specify both selling prices and quantities, which are the basis for recording sales revenue. Any deviation from this policy requires management review and approval. Trade terms are negotiated on a customer by customer basis and for the majority of the Company’s sales include that title and risk of loss pass from the Company to the customer when the Company ships products from its facilities, which is when revenue is recognized. In instances of shipments made on consignment, revenue is deferred until a customer indicates to the Company that it has used the Company’s products. The Company conducts ongoing credit evaluations of its customers and ship products only to customers that satisfy its credit evaluations. Products are shipped primarily to distributors at an agreed upon list price. Distributors then resell the products primarily to hospitals and depending on agreements between the Company, the distributors and the hospitals, the distributors may be entitled to a rebate. The Company deducts all rebates from sales and has a provision for allowances based on historical information for all rebates that have not yet been processed.

BUSINESS CONCENTRATIONS AND MAJOR CUSTOMERS

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

Sales to Owens and Minor Inc. and Cardinal Health Inc. (the “Distributors”) accounted for approximately 38% and 22% of net sales, respectively, for the fiscal year ended March 31, 2009, 37% and 21% of net sales, respectively, for the fiscal year ended March 31, 2008, 37% and 22% of net sales, respectively, for the fiscal year ended March 31, 2007. Although the Distributors may be deemed in a technical sense to be major purchasers of the Company’s products, the Distributors typically serve as a distributor under a purchase order or supply agreement between the customer and the Company and do not purchase for their own accounts. The Company, therefore, does not believe it is appropriate to categorize the Distributors as actual customers.

A significant portion of the Company’s raw materials are purchased from China. All such purchases are transacted in U.S. dollars. The Company’s financial results, therefore, could be impacted by factors such as foreign currency exchange rates or weak economic conditions in foreign countries in the procurement of such raw materials.

FREIGHT AND DISTRIBUTION COSTS

Freight costs, which consist primarily of freight costs paid to third party carriers amounted to $17,613, $17,955 and $11,872 for the years ended March 31, 2009, 2008 and 2007, respectively and are included in Cost of sales. Distribution costs, which consist primarily of the salaries, warehousing and related expenses associated with the storing, picking and shipping costs of our products amounted to $7,938, $6,480 and $4,143 for the years ended March 31, 2009, 2008 and 2007 respectively, and are included in selling, general and administrative expenses.

PRODUCT DEVELOPMENT COSTS

Product development costs charged to expense were $960, $898, and $788 for the years ended March 31, 2009, 2008 and 2007, respectively.

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

The Company has estimated the fair value of financial instruments using available market information and other valuation methodologies in accordance with Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments.” Management of the Company believes that the fair value of financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, and debt, approximates carrying value due to the immediate or short-term maturity associated with its cash and cash equivalents, accounts receivable and accounts payable, and the interest rates associated with its debt.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FAIR VALUE OPTIONS FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB SFAS No. 115” (“SFAS 159”).” SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value. The statement’s objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The new statement establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, and is effective for us as of April 1, 2008. The adoption of SFAS 159 did not have a material impact on the Company’s financial position or results of operations.

BUSINESS COMBINATIONS

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquire. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for the fiscal year beginning after December 15, 2008, which for us is the fiscal year beginning April 1, 2009. SFAS 141R will have an impact on the manner in which we account for future acquisitions beginning in fiscal 2010.

NON-CONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for us is the fiscal year beginning April 1, 2009. The adoption of SFAS 160 is not expected to have a material impact on our consolidated financial position, results of operations and cash flows.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for their effect on an entity’s financial position, financial performance, and cash flows. SFAS 161 will be effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, which for us is the fiscal year beginning April 1, 2009. The adoption of SFAS 161 will have an impact on the manner in which we would disclose any derivative or hedging activities, if present.

2. INVENTORIES

Inventories, which are stated at the lower of cost (first-in, first-out) or market, consist of the following:

	March 31,
	2009	2008
Finished Goods, net	$17,605	$19,399
Work in Progress, net	1,004	942
Raw Materials	24,612	13,152

Total, net	$43,221	$33,493

On a continuing basis, inventory quantities on hand are reviewed and an analysis of the provision for excess and obsolete inventory is performed based primarily on the Company’s sales history and anticipated future demand. Such provision for excess and obsolete inventory approximated $1,502 and $891 at March 31, 2009 and 2008, respectively.

3. ASSETS HELD FOR SALE

During fiscal 2009, the Company has completed the renovation of its’ new corporate headquarters located in Brentwood, NY and has relocated all corporate functions to the new facility. As a result of this relocation, the Company has committed to a plan to sell its’ executive office building located in Hauppauge, NY. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has classified of all land, building, building improvements and any remaining furniture and fixtures associated with the executive office building located in Hauppauge, NY as “Assets held for sale” on its consolidated balance sheet as a component of “Other assets, net”. In accordance with SFAS No. 144, the net assets held for sale were recorded at their net carrying value.

At March 31, 2009, the major components of the assets held for sale were as follows:

March 31, 2009
Land	$263
Building	968
Building Improvements	198
Furniture and Fixtures	27

Total Assets Held for Sale	$1,456

4. ACQUISITIONS

On October 17, 2006, the Company acquired, through one of its subsidiaries, the membership interest of MMP. MMP is in the business of manufacturing and distributing disposable plastic products for the medical and laboratory markets. MMP markets its products primarily under the trade names Medegen and Vollrath. The primary reasons for the acquisition is to increase the Company’s market share and assist in gaining manufacturing efficiencies via the benefit of increased purchasing power and lower material costs. The purchase price for the assets acquired including related closing costs was approximately $80,497.

The following summarizes the final allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition

Assets acquired:
Accounts receivable, net	$5,748
Inventories, net	11,401
Prepaids and other current assets	438
Property, plant and equipment	17,741
Other assets	590
Customer relationships (20 years)	14,100
Group purchasing organization contracts (4 years)	2,200
Intellectual property (9 years)	400
Trademarks	600
Goodwill	43,613

Total assets acquired	$96,831

Liabilities assumed:
Accounts payable and accrued expenses	(16,021)
Capital lease obligations	(313)

Total liabilities assumed	$(16,334)

Total purchase price	$80,497

The results of operations of this acquisition have been included in these consolidated financial statements from the date of acquisition.

Subsequent to the acquisition, the company relocated the acquired Colorado facility to it’s Tennessee facility. As a result of this relocation, the company recorded $2,687 of restructuring costs as Goodwill. The company incurred $1,594, $913 and $152 of expenses during fiscal 2009, 2008 and 2007, respectively, related to the restructuring.

Summarized below are the unaudited pro forma results of operations of the Company as if MMP had been acquired at the beginning of the fiscal period presented:

Year Ended March 31, 2007
Net Sales	$275,357
Net Income	13,245
Net income per common share
Basic	$0.84
Diluted	$0.82

Reclassifications and adjustments were made to the pro forma results to properly reflect depreciation of property, plant and equipment, amortization of intangible assets, interest expense, financing fees and tax rates.

The pro forma financial information presented above for the year ended March 31, 2007 is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the period presented or of future operating results of the combined companies.

5. RELATED PARTY TRANSACTIONS

There were no loans to officers outstanding at March 31, 2009 and 2008, respectively. Interest income received from officer loans aggregated approximately $0, $0 and $1 in fiscal 2009, 2008 and 2007, respectively.

In October 1997, the Company entered into a Consulting Agreement with the Company’s former Chief Executive Officer and Chairman of the Board. The Consulting Agreement provided for an annual fee of $275, payable in equal monthly installments, for the ten (10) year period ending December 31, 2007. The consulting services provided to the Company included, but were not limited to the evaluation of the progress of the Company’s business development, analysis of the Company’s financial condition and proposed operations and the projected financial results thereof. In addition, the Consulting Agreement provided that the Company’s former Chief Executive Officer would not, either directly or indirectly, engage in any business competitive to that being carried on by the Company.

6. INCOME TAXES

Income tax expense consists of the following:

	Fiscal Year Ended March 31,
	2009	2008	2007
Current:
Federal	($507)	$4,662	$6,728
State	267	953	1,261
Deferred	3,381	2,612	170

	$3,141	$8,227	$8,159

The following table indicates the significant elements contributing to the difference between the statutory federal tax rate and the Company’s effective tax rate for 2009, 2008 and 2007:

	Fiscal Year Ended March 31,
	2009	2008	2007
Statutory rate	34.0%	35.0%	35.0%
State taxes	4.8	3.4	3.9
Net deductible expenses	—	(0.1)	(0.3)

Effective tax rate	38.8%	38.3%	38.6%

The components of deferred tax assets and deferred tax liabilities at March 31, 2009 and 2008 are as follows:

	March 31,
	2009	2008
Deferred tax assets:
Stock-based compensation	$1,641	$1,114
Inventory valuation allowance	534	327
Allowance for doubtful accounts	256	222
Accrued vacation	17	—

Total deferred tax assets	$2,448	$1,663

Deferred tax liabilities:
Depreciation and amortization	$14,282	$9,720

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” and Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).

Deferred tax assets are periodically evaluated to determine their recoverability and where their recovery is not likely, a valuation allowance is established and a corresponding additional tax expense is recorded in the Company’s statement of operations. In the event that actual results differ from the Company’s estimates given changes in assumptions, the provision for income taxes could be materially impacted. As of March 31, 2009, no valuation allowance was necessary for the $2,448 of Deferred Tax Assets that existed on the Company’s books. The total net deferred tax liability as of March 31, 2009, was $11,834.

In accordance with the provisions of FIN 48, we recognize in our financial statements only those tax positions that meet the more-likely-than-not-recognition threshold. We establish tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in our consolidated statements of operations. Our accrual for interest and penalties was $21 upon adoption of FIN 48 and at March 31, 2009.

We are subject to taxation in the U.S. and various state and local jurisdictions. The IRS examination for the fiscal years ended March 31, 2005 and 2006 has been finalized with an immaterial assessment for each year. The New York State examination for the fiscal years ended March 31, 2005, 2006 and 2007 has been finalized with an immaterial assessment for each year. In addition, a State of Missouri examination for the fiscal years ended March 31, 2005 to 2008 has also concluded with an immaterial assessment. A state examination for North Carolina has commenced in the last quarter of fiscal year ended March 31, 2009, but no outcome can be projected at this time. The Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service and most state and local authorities for fiscal tax years ending prior to March 31, 2006. (Certain state authorities may subject the Company to examination up to the period ending March 31, 2005). The Company does, however, have a prior year net operating loss as a result of a previous acquisition which will remain open for examination.

7. ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,
	2009	2008
Other accrued liabilities	$3,651	$2,603
Employee compensation and benefits	2,626	1,959
Accrued accounts payable	1,726	2,783
Commissions	1,464	1,384
Accrued distributor fees	1,148	1,159
Accrued restructuring	28	1,631

Total accrued expenses	$10,643	$11,519

8. LEASES

The Company leases certain equipment, vehicles and office facilities under non-cancelable operating leases expiring in various years though fiscal 2014.

At March 31, 2009, the Company was obligated under non-cancelable operating leases for equipment, vehicles and office facilities for minimum annual rental payments for the five succeeding fiscal years as follows:

Fiscal Year	Amount
2010	$910
2011	205
2012	100
2013	18
2014	5

Total minimum lease payments	$1,238

Rental expense under operating leases were $461, $676 and $706, for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

9. LONG TERM DEBT

Long term debt consists of the following:

	March 31,
	2009	2008
Revolving credit agreement (a)	$17,537	$920
Term Loan (a)	40,750	44,750
Industrial Revenue Bond (b)	1,720	2,080

	$60,007	$47,750
Less: current portion	6,860	13,360

Total long-term debt	$53,147	$34,390

(a)	On October 17, 2006, the Company entered into a credit agreement with certain lenders and a bank acting as administration agent for the lenders (the “Credit Agreement”). The Credit Agreement, as most recently amended on April 7, 2009, provides for borrowing of $85,000 and is divided into two types of borrowing facilities, (i) a term loan with a principal amount of $65,000, and (ii) revolving credit loans, which amounts may be borrowed, repaid and re-borrowed up to $20,000. The term loan is payable in quarterly installments as follows: $3,250 for each installment date from March 31, 2007 through June 30, 2008, $250 for each installment date from September 30, 2008 through March 31, 2009, $1,625 for each installment date from June 30, 2009 through March 31, 2010, $3,250 for each installment date from June 30, 2010 through March 31, 2011, $5,325 for each installment date from June 30, 2011 through September 30, 2011 and the remaining principal amount outstanding is due on December 31, 2011. As of March 31, 2009, $40,750 is outstanding on the term loan and $17,537 is outstanding on the revolving credit loans. The Company’s availability under the revolving credit loans amounts to $2,463 as of March 31, 2009.

Both the term loan and revolving credit loans bear interest at the “alternate base rate” plus the “applicable margin” or at the Company’s option the “LIBOR rate” plus the applicable margin. The alternate base rate shall mean a rate per annum equal to the greater of (a) the Prime rate or (b) the Base CD rate in effect on such day plus 1% and (c) the Federal Funds Effective Rate in effect on such day plus  1/2 of 1%. Applicable margin shall mean with respect to an adjusted LIBOR loan a range of 75 basis points to 150 basis points. With respect to an alternate base rate loan, the applicable margin shall range from 0 basis points to 50 basis points. Effective September 30, 2008, applicable margin shall mean with respect to an adjusted LIBOR loan a range of 200 basis points to 300 basis points. With respect to an alternate base rate loan, the applicable margin shall range from 25 basis points to 125 basis points. The rates for both LIBOR and alternate base rate loans are established quarterly based upon certain agreed upon financial ratios. During fiscal 2009, the average interest rates on the term and revolving credit loans approximated 3.96% and 4.22%, respectively. Borrowings under this agreement are collateralized by all the assets of the Company, and the agreement contains certain restrictive covenants, which, among other matters, impose limitations with respect to the incurrence of liens, guarantees, merger, acquisitions, capital expenditures, specified sales of assets and prohibits the payment of dividends. The Company is also required to maintain various financial ratios which will be measured quarterly. As of March 31, 2009, the Company was in breach of a certain financial ratio. A waiver regarding this ratio was received from the bank. As of March 31, 2009, the Company is in compliance with all other covenants and financial ratios.

(b)

On July 9, 1997 the Company acquired approximately 32 acres of land located in Arden, North Carolina and an existing 205,000 square foot building located thereon (the “Arden Facility”). The purchase price for the Arden Facility was $2,900, which was paid at closing. The acquisition of the Arden Facility was financed with the proceeds from the issuance and sale by The Buncombe County Industrial Facilities and Pollution Control Financing Authority of its $5,500 Industrial Development Revenue Bonds (Medical Action Industries Inc. Project), Series 1997 (the “Bonds”). Interest on the Bonds is payable on the first business day of each January, April, July and October commencing October, 1997 and ending July, 2013. Principal payments are due and payable in 60 consecutive quarterly installments of $90 commencing October 1, 1998 and ending July 1, 2013 with a final maturity payment of $190. The Bonds bear interest at a variable rate, determined weekly. The interest rate on the Bonds at March 31, 2009 was 2.11% per annum. In connection with the issuance of the Bonds, the Company entered into a Letter of Credit and Reimbursement Agreement dated as of July 1, 1997 with a bank for approximately $5,800 (the “Reimbursement Agreement”) to support principal and interest payments of the Bonds and requires payment of an annual fee of .85% of the remaining balance. The Company also entered into a Remarketing Agreement, pursuant to which the Remarketing Agent will use its best efforts to arrange for a sale in the secondary market of such Bonds. The Remarketing Agreement provides for the payment of an annual fee of .125% of the remaining balance. As of March 31, 1998, the Company had used all of the $5,500 proceeds from the Bonds for the purchase and rehabilitation of the Arden Facility and for the acquisition of machinery and equipment.

Maturities of long-term debt for the next five fiscal years and thereafter are as follows:

Maturities of long-term debt
2010	$6,860
2011	13,360
2012	39,147
2013	360
2014	280
Thereafter	—

Total	$60,007

The Company has unamortized deferred financing costs of $155 and $213 included in other assets, net at March 31, 2009 and 2008, respectively. These costs related to the Company’s term loan and revolving credit agreement. The costs are being amortized in the amount of approximately $59 per year for fiscal years 2010 and 2011 and $37 for fiscal year 2012.

In April 2007, we entered into an interest rate swap agreement to manage our exposure to interest rate changes. The swap efficiently converts a portion of our variable rate debt under the credit agreement to a fixed rate, without exchanging the notional principal amounts. At March 31, 2009, we had an interest swap rate agreement (in a notional principal amount of $15,000), which is scheduled to mature in March 2010. Under this agreement, we receive a floating rate based on the LIBOR interest rate, and pay a fixed rate of 5.02% plus the applicable margin. As a result, the Company reclassified $503 to interest expense from Accumulated Other Comprehensive Income (Loss). Subsequent charges associated with this interest rate hedge will be recorded as interest expense in the period incurred for the remainder of the interest rate swap agreement.

10. EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted net earnings per share computations for the years ended March 31, 2009, 2008 and 2007, respectively.

	March 31,
	2009	2008	2007
NUMERATOR:
Net income for basic and dilutive earnings per share	$4,955	$13,225	$12,969

DENOMINATOR:
Denominator for basic earnings per share – weighted average shares	16,025,369	15,951,924	15,796,123
Effect of dilutive securities:
Employee and director stock options	133,331	380,462	348,267

Denominator for diluted earnings per share – adjusted weighted average shares	16,158,700	16,332,386	16,144,390

Net income per share basic	$0.31	$0.83	$0.82

Net income per share diluted	$0.31	$0.81	$0.80

11. SHAREHOLDERS’ EQUITY AND STOCK PLANS

Effective April 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment,” which prescribes the accounting for equity instruments exchanged for employee and director services. Under SFAS No. 123R, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the grant, and is recognized as an expense over the service period applicable to the grantee. The service period is the period of time that the grantee must provide services to the Company before the stock-based compensation is fully vested. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” relating to SFAS No. 123R. We have followed the SEC’s guidance in SAB No. 107 in our adoption of SFAS No. 123R. Stock-based compensation expense for the non-vested portion of awards granted prior to the effective date is being recognized over the remaining service period using the fair-value based compensation cost estimated for SFAS No. 123 pro forma disclosures.

STOCK OPTIONS

The Company currently grants stock options under the 1990 Non-Qualified Stock Option Plan (the “Non-Qualified Option Plan”) , the 1994 Stock Incentive Plan (the “Incentive Plan”), and the 1996 Non-Employee Director Stock Option Plan (the “Director Plan”). The 1990 plan was approved by the Company’s Board of Directors and stockholders and provides for the grant of stock options with an exercise price equal to the fair market price or at a value that is not less than 85% of the fair market value on the date of grant and are exercisable in two installments on the second and third anniversary of the date of grant. The Incentive Plan was adopted by the Company’s Board of Directors and stockholders and provides for the granting of incentive stock options, shares of restricted stock and non-qualified stock options to all officers and key employees of the Company and its affiliates at an exercise price that may not be less than the fair market value of a share of common stock at the time of grant. The Director Plan was approved by the stockholders in August 1996 and grants each non-employee director of the Company an option to purchase 2,500 shares of the Company’s common stock after each year of service. All options granted under the above plans expire from five to ten years from the date of grant unless the employment is terminated, in which event, subject to certain exceptions, the options terminate two months subsequent to date of termination.

RESTRICTED STOCK AWARDS

Grants of restricted stock are common stock awards granted to recipients with specified vesting provisions. The restricted stock issued vests based upon the recipients continued service over time (five-year vesting period). The Company estimates the fair value of restricted stock based on the Company’s closing stock price on the date of grant.

The following is a summary of the changes in restricted stock granted under the 1994 Stock Incentive Plan for the fiscal years presented:

	Fiscal Year Ended March 31,
	2009		2008		2007
	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Beginning Balance	39,374	$14.42	48,750	$14.86	37,500	$14.87
Granted	—	—	—	—	11,250	$14.85
Vested	(12,188)	$14.87	(9,376)	$16.72	—	—
Cancelled	—	—	—	—	—	—

Ending Balance	27,186	$14.87	39,374	$14.42	48,750	$14.86

VALUATION ASSUMPTIONS

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options pricing model. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the life of the grant. The expected volatility is based on the historical volatility of the Company’s stock. The following table summarizes the assumptions used to determine the fair value of options granted during the following periods:

	March 31,
	2009	2008	2007
Expected dividend yield	0%	0%	0%
Expected volatility	35.65%	34.60%	34.70%
Risk-free interest rate	3.91%	4.70%	4.70%
Expected life (years)	5.33	5.33	5.33

STOCK-BASED COMPENSATION EXPENSE

The Company recognized stock-based compensation expense (before deferred income tax benefits) for awards granted under the Company’s stock option plans in the following line items in the consolidated statement of operations for the years ended March 31, 2009, 2008 and 2007:

	2009	2008	2007
Cost of sales	$271	$284	$378
Selling, general and administrative expenses	1,177	1,322	1,333

Stock-based compensation expense before income tax benefits	$1,448	$1,606	$1,710

Net income from operations and net income was impacted by $886 (after tax), $991 (after tax) and $1,055 (after tax) in stock based compensation expense or $.05, $.06 and $.07 per diluted share for the years ended March 31, 2009, 2008 and 2007.

Information regarding the Company’s stock options activity for the fiscal years ended is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding at April 1, 2006	1,284,234	$9.10
Granted	254,000	15.98
Exercised	(30,422)	10.19
Forfeited	(55,500)	12.90
Expired	(33,750)	6.53

Options outstanding at March 31, 2007	1,418,562	$23.05
Granted	282,200	$21.41
Exercised	(204,875)	5.88
Forfeited	(105,825)	17.95

Options outstanding at March 31, 2008	1,390,062	$12.52
Granted	264,000	$15.99
Exercised	(7,500)	11.67
Forfeited	(131,500)	15.88

Options outstanding at March 31, 2009	1,515,062	$12.85	6.1	$665

Exercisable at March 31, 2009	1,061,262	$10.69	5.0	$665

The total fair value of shares vested during the year ended March 31, 2009 was $1,507. As of March 31, 2009, there was $2,834 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s plans and is expected to be recognized over a weighted average period of 1.25 years.

Summarized information about stock options outstanding as of March 31, 2009 and 2008 is as follows:

	2009
	Outstanding			Exercisable
Range of Exercise Prices per Common Share	Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price per Common Share	Options	Weighted Average Exercise Price per Common Share
$ 1.39 – $10.39	442,187	3.3	$7.27	439,187	$7.25
$10.40 – $19.39	862,175	7.0	13.55	561,900	12.19
$19.40 – $23.27	210,700	8.1	21.69	60,175	21.74

$ 1.39 – $23.27	1,515,062	6.1	$12.85	1,061,262	$10.69

	2008
	Outstanding			Exercisable
Range of Exercise Prices per Common Share	Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price per Common Share	Options	Weighted Average Exercise Price per Common Share
$ 1.39 – $10.60	468,062	4.4	$7.46	468,063	$7.46
$10.61 – $15.31	646,800	7.0	12.47	558,167	11.88
$15.32 – $23.27	275,200	9.1	21.31	12,500	22.10

$ 1.39 – $23.27	1,390,062	6.5	$12.52	1,038,730	$9.74

The aggregate pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of fiscal 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2009 was $665. This amount changes based on the fair market value of the company’s stock. The total intrinsic value of options exercised for the years ended March 31, 2009, 2008 and 2007 were $13, $3,482 and $321, respectively.

The following is a summary of changes in non-vested stock options for the year ended March 31, 2009:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at April 1, 2008	492,175	$6.70
Granted	264,000	6.26
Forfeited	(131,500)	7.07
Vested	(170,875)	6.10

Non-vested shares at March 31, 2009	453,800	$7.05

The options and bonus shares available for future issuance as of March 31, 2009 are shown below:

	Non-Qualified Option Plan	1994 Stock Incentive Plan	1996 Directors Stock Option	Total
Authorized by Directors and Stockholders	3,975,000	3,525,000	750,000	8,250,000
Options previously exercised	(3,099,812)	(1,784,312)	(86,250)	(4,970,374)
Bonus shares previously granted	—	(93,750)	—	(93,750)
Options outstanding	(489,500)	(969,313)	(56,250)	(1,515,063)

Remaining for future issuance	385,688	677,625	607,500	1,670,813

12. RETIREMENT PLANS

401(k) PLAN

Effective April 1, 1988, the Company adopted a retirement plan for all of its employees pursuant to section 401(k) of the Internal Revenue Code. Subject to the terms and conditions of the plan, each eligible employee may contribute up to 15% of his or her compensation as defined therein. In addition, the Plan provides for a discretionary matching company contribution of 50% of the employee’s contribution up to a maximum of 6% of their compensation. The Company’s contribution, which vests over a period of four years amounted to $533 in 2009, $582 in 2008, and $400 in 2007.

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

The following table sets forth the Plan’s funded status and amount recognized in the Company’s financial statements as of and for the year ended March 31:

	2009	2008
Actuarial present value of benefit obligations:
Vested benefit obligation	$(1,014)	$(1,014)

Accumulated benefit obligation	(1,031)	(1,055)

Projected benefit obligation	$(1,031)	$(1,055)
Plan assets at fair value as of measurement date	642	973

Projected benefit obligation in excess of plan assets	$(122)	$(166)
Unrecognized actuarial (loss) gain	(267)	84

Accrued pension costs	$(389)	$(82)

Amount recognized in consolidated balance sheet:
Accrued pension costs	$(389)	$(82)
Accrued benefit liability	(267)	84

Minimum pension liability adjustment included in accumulated other comprehensive income:
Net amount recognized	(267)	84

	$(389)	$(82)

Weighted-average actuarial assumptions used to calculate net periodic pension cost, fiscal year-end liabilities and funding status as of March 31, 2008 (measurement date) were as follows:

	2009	2008
Rate of future benefit increases	none assumed	none assumed
Discount rate	7.48%	5.90%
Expected rate of return on plan assets	6.00%	8.00%

The net periodic pension cost was as follows:

	2009	2008
Service cost – benefits earned during the period	$—	$—
Interest cost on projected benefit obligation	61	69
(Loss) gain on assets	(78)	62
Net amortization and deferral	—	(145)

Net periodic pension cost	$(17)	$(14)

Weighted-average asset allocation by asset category as of March 31, 2009 and 2008 were as follows:

	Target Range	2009	2008
Equity securities	30%-90%	81%	79%
Debt securities	10%-70%	17%	17%
Cash	0%-20%	2%	4%

Total		100%	100%

Benefits paid were approximately $34 and $33 for the years ended March 31, 2009 and 2008, respectively. The Company estimates the following future benefit payments under the plan for the years ending March 31:

2010	$36
2011	36
2012	35
2013	38
2014	43
Years 2015-2019	280

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

13. OTHER MATTERS

The Company is a party to lawsuits arising out of the conduct of its ordinary course of business. While the results of such lawsuits cannot be predicted with certainty, management does not expect that the ultimate liabilities, if any, will have a material adverse effect on the financial position or results of operations of the Company.

The Company operates in one industry, disposable medical products.

The Company’s international sales were $9,096, $8,888 and $6,587 for the years ended March 31, 2009, 2008 and 2007, respectively. The majority of these sales were to customers based in North America.

The Company has entered into agreements with three of its executive officers and a vice president, which provide certain benefits in the event of a change in control of the Company. A “change in control” of the Company is defined as, in general, the acquisition by any person of beneficial ownership of 20% or more of the voting stock of the Company, certain business combinations involving the Company or a change in a majority of the incumbent members of the Board of Directors, except for changes in the majority of such members approved by such members. If, within two years after a change in control, the Company or, in certain circumstances, the executive, terminates his employment, the executive is entitled to a severance payment equal to three times (i) such executive’s highest annual salary within the five-year period preceding termination plus (ii) a bonus increment equal to the average of the two highest of the last five bonuses paid to such executive. In addition, the executive is entitled to the continuation of all employment benefits for a three-year period, the vesting of all stock options and certain other benefits, including payment of an amount sufficient to offset any “excess parachute payment” excise tax payable by the executive pursuant to the provisions of the Internal Revenue Code of any comparable provision of state law. As of March 31, 2009, the estimated potential aggregate compensation payable to these three executive officers and vice president under the Company’s compensation and benefit plans and arrangements in the event of termination of such executive’s employment following a change in control amounted to approximately $7,969.

The Medegen Tennessee facility is comprised of approximately 25 acres in a light industrial park, located in Gallaway, TN and was acquired by Medegen in 1998. As part of its due diligence activities prior to the acquisition of the facility by Medegen, consultants found chlorinated solvents in the groundwater adjacent to the manufacturing plant, which is in the process of being remediated.

Medegen is fully indemnified by the prior owner (“Indemnitor”) for all costs associated with the environmental remediation as well as any claims that may arise, including third party claims. As security for the indemnification obligations, Indemnitor is required, on a quarterly basis, to provide proof of cash balances, marketable securities or available, unused lines of credit equal to the expected cost of all future remediation activities plus $500. Now that full-scale remediation has begun, Indemnitor will be required to provide Letters of Credit (“LC”) to secure their future obligations beginning with a $3,000 LC in December 2009, dropping to $2,000 in December 2011 and reducing to $1,000 from December 2014 through December 2017. The LC amounts approximate the expected remaining remediation costs at each point in time. No assurance can be given that the Indemnitor will have the financial resources to complete the environmental remediation and/or defend any claims that may arise, that recommended cleanup levels will be achieved over the long term, or that further remedial activities will not be required.

14. SUMMARY OF QUARTERLY FINANCIAL DATA

Selected unaudited, quarterly financial data of the Company for the years ended March 31, 2009 and 2008 appear below.

	Quarter Ended
2009	June 30	September 30	December 31	March 31
Net Sales	$77,395	$73,824	$71,995	$72,856
Gross Profit	15,050	11,272	10,083	14,530
Net income	2,546	480	157	1,772
Net income per common share
Basic	$0.16	$0.03	$0.01	$0.11

Diluted	$0.16	$0.03	$0.01	$0.11

	Quarter Ended
2008	June 30	September 30	December 31	March 31
Net Sales	$70,246	$72,285	$75,898	$72,099
Gross Profit	17,109	16,442	16,736	14,165
Net income	3,512	3,268	3,648	2,797
Net income per common share
Basic	$0.22	$0.21	$0.23	$0.18

Diluted	$0.22	$0.20	$0.22	$0.17

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act) as of March 31, 2009. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures were (i) designed to ensure that material information relating to the Company, is made known to the Company’s Chief Executive Officer and Chief Financial Officer, particularly during the period in which this report was being prepared and (ii) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. See Management’s Annual Report on Internal Control Over Financial Reporting on page 67.

The Company’s independent public accountants have also issued an audit report on the Company’s internal control over financial reporting. This report appears on page 68.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Medical Action Industries Inc.

We have audited the accompanying consolidated balance sheets of Medical Action Industries Inc. and Subsidiaries (a Delaware corporation) as of March 31, 2009 and 2008, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Action Industries Inc. and Subsidiaries as of March 31, 2009 and 2008, and the results of its operations and their cash flows for each of the three years in the period ended March 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation effective April 1, 2006, in connection with the adoption of Financial Statement Standard No. 123 (revised 2004) “Share-Based Payment.”

As discussed in Note 12 to the consolidated financial statements, the Company changed its method of accounting for defined benefit pension plan and other postretirement plans, effective as of March 31, 2007, in connection with the adoption of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans.”

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” effective April 1, 2007.

We also have audited, in accordance with the standards of the Public Company Oversight Board (United States), Medical Action Industries Inc. and Subsidiaries’ internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated June 8, 2009 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

New York, New York

June 8, 2009

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s board of directors, management and other personnel, to provided reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009. In making this assessment, the Company’s management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our internal control over financial reporting as prescribed above for the periods covered by this report. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting is effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Medical Action Industries Inc.

We have audited Medical Action Industries Inc. and Subsidiaries’ (a Delaware Corporation) internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Medical Action Industries Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Medical Action Industries Inc. and Subsidiaries’ internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, Medical Action Industries Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Medical Action Industries Inc. and Subsidiaries as of March 31, 2009 and 2008 and the related statements of operations, shareholders’ equity and cash flows, for each of the three years in the period ended March 31, 2009, and our report dated June 8, 2009 expressed an unqualified opinion on those consolidated financial statements and includes explanatory paragraphs relating to the application of FASB Interpretation No. 48 effective April 1, 2007, and the application of Statement of Financial Accounting Standards No. 123(R) as of April 1, 2006 and No. 158 as of March 31, 2007.

/s/ GRANT THORNTON LLP

New York, New York

June 8, 2009

ITEM 9B – OTHER INFORMATION

None

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of the names and ages of all of our directors and executive officers, including all positions and offices they hold with the Company as of June 1, 2009. The Company’s Certificate of Incorporation provides that the board of directors shall consist from between three and eleven members, as determined from time to time by the board, divided into three classes as nearly equal in number as possible. Our executive officers hold office at the pleasure of the board of directors.

Name	Age	Position
Paul D. Meringolo	51	Chairman of the Board (Chief Executive Officer and President)

Richard G. Satin	53	Vice President – General Counsel and Corporate Secretary

Eric Liu	50	Vice President of Operations

Charles L. Kelly, Jr.	49	Chief Financial Officer

Henry A. Berling	66	Director

William W. Burke	50	Director

Kenneth W. Davidson	62	Director

Kenneth R. Newsome	49	Director

Bernard Wengrover	84	Director

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

Mr. Richard G. Satin, previously a director of the Company from October 1987 to February 1992, was reappointed to the Board of Directors in February 1993. Mr. Satin has been employed by the Company as Vice President and General Counsel since January 1993 and has been Corporate Secretary of the Company since October 1991. From February 1994 until April 2008, Mr. Satin was Vice President of Operations. Mr. Satin, a practicing attorney in the State of New York for more than the past twenty years, was associated with the law firm of Blau, Kramer, Wactlar, Lieberman & Satin, P.C. from May 1983 to January 1993.

Mr. Eric Liu, has been employed by the Company for more than the past ten years in various positions relating to the international procurement of raw materials and the manufacture of certain of the Company’s products. Mr. Liu was appointed Vice President of Operations in April 2008 and from May 2005 until April 2008 he served as Vice President of International Operations and Global Development. For more than the five years prior thereto Mr. Liu was Vice President of International Operations. Mr. Liu received a Bachelor of Science degree from The National Taiwan Marine University and a Master of Science degree in Transportation Management from the State University of New York.

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

Mr. William W. Burke, a director since 2004 and served as chairman of the audit committee since 2005. He currently serves as President of Emergent Technologies, Inc., a life sciences and medical technology investment and management company. From August 2004 to November 2007, he served as Executive Vice President & Chief Financial Officer of ReAble Therapeutics, Inc., a diversified orthopedic device company. ReAble was sold to Blackstone Capital Partners in a going private transaction in 2006 and merged with DJO Incorporated in late 2007. Subsequent to the completion of the merger with DJO, Mr. Burke served as a consultant to Blackstone/DJO. From March 2001 to August 2004, he served as Chief Financial Officer of Cholestech Corporation, a publicly traded medical diagnostic products company. For more than fifteen years prior thereto, Mr. Burke was a senior investment banker with firms such as Bear, Stearns & Co., Everen Securities, Inc., and Principal Financial Securities, Inc., where he provided financing and advisory services to companies in healthcare and other industry sectors. He also serves as a member of the board and chairman of the audit committee of IDev Technologies, Inc., a developer of next generation medical device products for endovascular interventional use. He holds a Bachelors of Business Administration degree in Finance from the University of Texas at Austin and a Masters of Business Administration degree from the University of Pennsylvania's Wharton Graduate Business School.

Mr. Kenneth W. Davidson, a director of the company since August 2008 retired on December 31, 2008 as Chairman of the Board of Directors of DJO LLP. DJO is a global provider of high-quality, orthopedic devices, with a broad range of products used for rehabilitation, pain management and physical therapy with approximately $1 billion in revenues. Prior to DJO, Mr. Davidson served as a Chief Executive Officer, President of ReAble Therapeutics, Inc., a Blackstone portfolio company, and as Chairman, President and CEO of Encore Medical (ReAble’s predecessor), a publicly held orthopedic company since October 2000. Mr. Davidson served as Chairman, President and CEO of Maxxim Medical, Inc., a publicly-held medical supply company, from 1986 to July 2000. Previously, Mr. Davidson held various positions with Intermedics, Inc. a pacemaker equipment manufacturer, Baxter Laboratories, a publicly-held healthcare product and service company, and Merck & Co., a human and animal health care product company. He also serves as a member of the Board of Directors of Clearant, Inc., a biotechnology company that has developed a process that reduces bacteria and viruses in biological products, while maintaining the functionality of the underlying tissue implant or protein.

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

Mr. Bernard Wengrover, a director of the Company since October 1990, has been a certified public accountant in the State of New York for more than the past forty years. Mr. Wengrover was the Company's independent auditor from 1977 until March 31, 1989.

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

Compensation Committee

The Compensation Committee assists the Board in discharging its responsibilities with regard to executive compensation and oversight of the general compensation philosophy of the Company and prepares a report on executive compensation to the Company’s stockholders. It is responsible for reviewing and approving the objectives, evaluating the performance, and reviewing and recommending the compensation of the Chief Executive Officer to the Board. The Compensation Committee also administers the Company’s stock option plans. Mr. Berling is Chair of the Compensation Committee.

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

Those items which are incorporated by reference to the Company’s definitive Proxy Statement relating to the Annual Meeting of Stockholders is scheduled to be held on August 13, 2009. The definitive Proxy Statement will be filed with the Commission not later than 120 days after March 31, 2009, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) The following financial statements are included in Item 8 of this report:

(a) (2) The following Supplemental Schedule is included in this report:

Schedule II – Valuation and Qualifying Accounts	S-1

All other schedules are omitted because they are not required, not applicable or the information is included in the financial statements or notes thereto.

(a) (3) Exhibits:

Exhibit No.
2.1	Agreement and Plan of Reorganization dated as of August 12, 1994 among Registrant, QuanTech Acquisition Corp. and QuanTech, Inc. (Exhibit 2.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 1995).

2.2	Purchase Agreement dated as of January 30, 1996 among Registrant, SBW Acquisition Corp., Lawson Mardon Medical Products, Inc. and Lawson Mardon Medical Products, a trading division of Lawson Mardon Packaging UK Ltd. (Exhibit 2 to the Company’s Current Report on Form 8-K dated February 6, 1996).

2.3	Asset Purchase Agreement dated as of March 9, 1999 between Acme United Corporation and Registrant (Exhibit 2 to the Company’s Current Report on Form 8-K dated April 1, 1999).

2.4	Asset Purchase Agreement dated as of October 3, 2001 between Medi-Flex Hospital Products, Inc. and Registrant (Exhibit 2 to the Company’s Current Report on Form 8-K dated November 30, 2001).

2.5	Asset Purchase Agreement dated as of May 9, 2002 between MD Industries Acquisition LLC and Registrant (Exhibit 2 to the Company’s current report on Form 8-K dated June 21, 2002).

2.6	Asset Purchased Agreement dated as of August 30, 2002, between Maxxim Medical, Inc. and Registrant (Exhibit 2 to the Company’s current report on Form 8-K dated October 25, 2002.

2.7	Membership Interest Purchase Agreement dated as of October 17, 2006 among Registrant, Medegen Holdings, LLC; Medegen Medical Products, LLC; Medegen Newco, LLC; and MAI Acquisition Corp. (Exhibit 2 to the Company’s Current Report on Form 8-K dated October 18, 2006).

3.1	Certificate of Incorporation, as amended. (Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002)

3.2	By-Laws, as amended (Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1988).

10.1	1996 Non-Employee Director Stock Option Plan, as amended (Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2007)

Exhibit No.
10.2	1989 Non-Qualified Stock Option Plan, as amended (Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2007)

10.3	1994 Stock Incentive Plan, as amended (Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2007)

10.4	Employment Agreement dated as of February 1, 1993 between the Registrant and Paul D. Meringolo (Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1993).

10.5	Modification Agreement dated as of June 3, 2003 between the Registrant and Paul D. Meringolo (Exhibit 10 to the Company’s current report on Form 8-K dated June 3, 2003).

10.6	Letter Agreement dated as of April 13, 2007 between Registrant and Paul D. Meringolo (Exhibit 10 to the Company’s current report on Form 8-K dated April 13, 2007).

10.7	Change in Control Agreement dated as of June 1, 1995 between the Registrant and certain executive officers (Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1995).

13.1	Annual Report to Stockholders for the year ended March 31, 2009*

23.1*	Consent of Registered Independent Public Accounting Firm

99.1*	Additional Exhibit – Undertakings

(b)	Exhibits

The response to this portion of Item 16 is submitted as a separate section of this report.

(c)	Financial Statement Schedules

The response to this portion of Item 16 is submitted as a separate section of this report.

With the exception of the aforementioned information incorporated by reference in this Annual Report on Form 10-K, the Company’s Annual Report to Stockholders for the year ended March 31, 2009 is not to be deemed ‘filed” as part of this report.

*	Filed herewith

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of June, 2009.

MEDICAL ACTION INDUSTRIES INC.

By:	/s/ Paul D. Meringolo
Paul D. Meringolo
Chairman of the Board
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on June 11th, 2009 by the following persons in the capacities indicated:

/s/ Paul D. Meringolo Paul D. Meringolo	Chairman of the Board Chief Executive Officer, President

/s/ Charles L. Kelly Jr. Charles L. Kelly, Jr.	Chief Financial Officer

/s/ Richard G. Satin Richard G. Satin	Vice President – General Counsel, Corporate Secretary and Director

/s/ Henry A. Berling Henry A. Berling	Director

/s/ William W. Burke William W. Burke	Director

/s/ Kenneth W. Davidson Kenneth W. Davidson	Director

/s/ Kenneth R. Newsome Kenneth R. Newsome	Director

/s/ Bernard Wengrover Bernard Wengrover	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM ON SCHEDULE

Stockholders and Board of Directors

Medical Action Industries Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Medical Action Industries Inc. and Subsidiaries referred to in our report dated June 8, 2009, which is included in the annual report to security holders and incorporated by reference in Part II of this form. Our report on the consolidated financial statements includes explanatory paragraphs relating to the application of FASB Interpretation No. 48 as of April 1, 2007, and the application of Financial Accounting Standards No. 123(R) as of April 1, 2006 and No. 158 as of March 31, 2007. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2), which is the responsibility of the company’s management. In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

New York, New York

June 8, 2009

SCHEDULE II

MEDICAL ACTION INDUSTRIES, INC

VALUATION AND QUALIFYING ACCOUNTS

Years Ended March 31, 2009, 2008 and 2007

Column A	Column B	Column C			Column D		Column E
Description	Balance at Beginning of Year	Gross Amount Charged to Costs and Expenses	Charged to Other Accounts		Other Charges / (Deductions)		Balance at End of Year
Year Ended March 31, 2009
Allowance for doubtful accounts	$585	$72	$—		$6		$663
Reserve for slow moving and obsolete inventory	891	1,069	—		(458	)(b)	1,502

	$1,476	$1,141	$—		$(452)		$2,165

Year Ended March 31, 2008
Allowance for doubtful accounts	$537	$86	$—		$(38	)(a)	$585
Reserve for slow moving and obsolete inventory	664	402	—		(175	)(b)	891

	$1,201	$488	$—		$(213)		$1,476

Year Ended March 31, 2007
Allowance for doubtful accounts	$369	$44	$180	(c)	$(56	)(a)	$537
Reserve for slow moving and obsolete inventory	174	378	316	(c)	(204	)(b)	664

	$543	$422	$496		$(260)		$1,201

(a)	Write off of uncollected accounts
(b)	Disposal of slow moving and obsolete inventory
(c)	Opening balance for MMP at October 17, 2006

S-1

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED March 31, 2009

MEDICAL ACTION INDUSTRIES INC.

(Exact name of registrant as specified in its charter)

EXHIBIT INDEX

Exhibit No.
23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Additional Exhibit – Undertakings

Medical Action Industries Inc.

Right. From the Beginning.

2009 Annual Report and Form 10-K

A time for re-evaluation.

A time for critical decisions.

Getting Back to Basics.

Fiscal 2009 was an extremely challenging year for us. It has, however, renewed our commitment to a business model that means paying close attention to the needs of our customers, healthcare partners and suppliers, providing superior customer service, and fine-tuning our operations so that we deliver our products at peak efficiency. We will invest in making our business better, with our efforts focused on training and development, succession planning and a development of our bench strength.

Company Profile

Medical Action is a diversified manufacturer and distributor of disposable medical devices and is a leader in many of the markets in which it competes. Our products are marketed primarily to acute care facilities in domestic and certain international markets. The Company has expanded its target market to include physician, dental and veterinary offices, out-patient surgery centers, long-term care facilities and laboratories. Medical Action’s products are marketed nationally by its direct sales personnel and extensive network of healthcare distributors. The Company has preferred vendor agreements with national and regional distributors, as well as sole and multi-source agreements with group purchasing organizations. Medical Action’s common stock trades on the NASDAQ Global Select Market under the symbol MDCI and is included in the Russell 2000 Index.

A time for cautious optimism.

Selected Financial Data

Year ended March 31,	2009	2008	2007	2006	2005	2004	2003
Earnings Data
Net Sales	$296,070,000	$290,528,000	$217,328,000	$150,942,000	$141,423,000	$127,601,000	104,822,000
Income before income taxes	8,096,000	21,452,000	21,128,000	18,515,000	16,908,000	15,024,000	13,164,000
Net income	4,955,000	13,225,000	12,969,000	11,461,000	10,682,000	9,434,000	8,201,000
Net income per common share:
Basic (1)	0.31	0.83	0.82	0.73	0.69	0.63	0.57
Diluted (1)	0.31	0.81	0.80	0.72	0.68	0.61	0.54

Balance Sheet Data
Total Assets	$215,166,000	$199,036,000	$192,670,000	$100,391,000	$85,880,000	$85,297,000	$84,744,000
Working Capital	48,811,000	25,138,000	17,719,000	37,430,000	22,686,000	17,433,000	16,409,000
Long-term debt including capital leases (less current portion)	53,147,000	34,421,000	47,203,000	2,440,000	2,800,000	11,720,000	27,355,000
Shareholders’ equity	122,005,000	115,779,000	98,364,000	83,143,000	69,071,000	56,807,000	43,034,000

(1)	Earnings per share have been restated to reflect a three-for-two stock split in February 2007

A time for visionary thinking.

A time for flawless execution.

TO OUR STOCKHOLDERS, CUSTOMERS, HEALTHCARE PARTNERS AND TEAMMATES

Fiscal 2009 was an extremely challenging year for Medical Action. However, as our teammates have demonstrated for more than 30 years, we have an incredible resolve to overcome adversity. By the end of the year, we renewed our commitment to “getting back to basics,” re-evaluated a majority of our management and operating processes and initiated significant changes to our senior leadership team.

During the past fiscal year, the global economy and our entire industry operated under a set of business conditions not seen since the Great Depression. Oil prices hit a record $147.50 a barrel during the summer of 2008, creating extreme volatility in our raw material prices. Inflation and economic uncertainty in China raised the cost of our medical products and raw materials manufactured there. While we continued to improve efficiencies in our Tennessee plant and prepared that facility for additional capacity and innovation, efficiency related costs during fiscal 2009 amounted to approximately $6,167,000.

One of our most important initiatives involved restructuring our sales force as part of our “back to basics” approach in order to generate revenue growth among existing customers. We realigned territories and reorganized sales teams in an effort to increase productivity and create greater accountability. We started a robust training initiative which enhanced the knowledge and skills of our sales professionals, focusing them on differentiating themselves as consultative sellers with clinical and business expertise, and building value by presenting our comprehensive product portfolio.

We augmented the strength of our sales and marketing efforts by appointing the following industry veterans during the past fiscal year:

•	Perry Borch, Vice President – Sales, who has played a critical role in reshaping of our sales organization.

•	Mary Pat Elwood, Vice President – Sales Operations, who is focusing on all our processes that touch the customer.

•	Susan DiNapoli, Director of Training & Development, who is concentrating on the top-to-bottom sales team re-training and the development of our human capital.

Thanks to the new sales structure and our dedicated team of sales and marketing professionals, we will be able to better serve our customers by understanding their needs and reacting to changes in the marketplace more quickly and efficiently. In addition, we intend to provide our customers with single points of sales contact to encourage even greater loyalty.

While we confronted our challenges directly and achieved a number of financial records, Medical Action’s profitability was impacted by the challenges we described above. Net sales increased $5,542,000 or 1.9% to a record $296,070,000, compared with $290,528,000 in fiscal 2008. Net income for the year was $4,955,000 or $.31 per basic and diluted share compared to $13,225,000 or $.83 per basic share ($.81 per diluted share). While these results in no way met our expectations, they were, however, negatively impacted by resin prices, China labor costs and Tennessee plan efficiency issues.

During fiscal 2009, we also strengthened our balance sheet as stockholder’s equity increased to a record $122,005,000 or $7.61 per outstanding share, and our total assets exceeded $200,000,000 for the first time in our Company’s history.

How did we react to a year that, financially, was below our expectations? With Medical Action’s characteristic resilience and strong work ethic. We viewed fiscal 2009 not so much as a time of adversity, but as a period of opportunity. We saw it as our chance to re-assess our strategic priorities, make critical management and operating decisions, maintain cautious optimism, and engage in visionary thinking and strategic planning.

We believe fiscal 2010 will be a positive year in terms of sales growth and profitability and represent a new beginning for our Company, as we focus on creating an organization that can achieve sales of $500 million or more in the coming years. There are a number of reasons for our positive outlook.

With our raw material requirements, including plastic resin purchases, amounting to about 55 million pounds annually, we are doing everything possible to make those transactions wisely and efficiently. After paying record prices during the first half of fiscal 2009, we secured more favorable resin prices at the end of the fiscal year that should be more closely aligned with current selling prices in the marketplace, thereby reducing a portion of our negative variances as we move into fiscal 2010.

In China, we are closely monitoring economic conditions, including exchange rates and commodity prices, which can have an effect on the cost of our manufactured products and raw materials. We are pleased to report that conditions stabilized in the latter half of fiscal 2009. This trend should also contribute favorably to our 2010 financial results.

At our Gallaway, Tennessee plant, we are beginning to see incremental benefits from our diligent work to increase plant efficiency. We have made the following improvements since the end of fiscal 2008:

•	Appointed Ralph Pena as the plant’s new General Manager in April 2009.

•	Installed five new injection molding machines and five pieces of robotic equipment.

•	Replaced the chiller and machine cooling distribution system.

•	Installed a new air compression system.

•	Replaced numerous molds, tools and conveyors.

•	Significantly upgraded the facility, including a new roof, technology modifications and enhanced electrical service.

These plant investments are designed to increase our capacity to manufacture a broader array of products, cut our reliance on outsourced manufacturing which will lower our overall manufacturing costs, and reduce scrap to help alleviate some pressure on our profit margins. While we still have a long way to go, we are pleased with our progress and remain committed to significantly improving the operating inefficiencies at our Tennessee facility.

Finally, we could not discuss Medical Action’s future success without mentioning our stakeholders – our employees, board of directors, customers, stockholders and healthcare partners. All have given us tremendous support and encouragement during fiscal 2009 because they understand and value our special combination of products, passion, skills, technology and customer service. They deserve our sincere thanks.

Medical Action promotes a culture of strength, character, persistence and mutual respect among its employees. The business landscape may have changed in recent years, but our core values remain the same. Our people have responded incredibly well to adversity and the need to meet the challenges we faced in fiscal 2009. They readily embrace our desire to grow even larger and be even more successful. They bring out the best in each other and continue to do the right thing for our other stakeholders. That’s why we are so proud of our motto, “Right. From the Beginning.”

To augment our strong workforce, we continued to add experienced personnel necessary to take us to the next level of growth. In addition to our extensive sales and marketing appointments, we continue to benefit from our highly experienced Chief Financial Officer, Charles L. Kelly, who joined Medical Action in April 2008.

I am extremely pleased that we have assembled one of the strongest and most active Board of Directors of any company our size. Since fiscal 2005, we’ve elected four new and highly experienced independent directors, the most recent being Kenneth W. Davidson, who has significant medical device industry experience.

Our strategy for sustaining long-term profitable growth and creating stockholder value remains steadfast: first, generate organic revenue growth from internal product development and efficiencies; second, expand our global sales network and product offerings by acquisition, when they fit appropriately with our strategy and culture; and third, to be the low cost producer in all product segments in which we compete. Our organic growth will continue to be driven by developing new products, establishing long-term relationships throughout the health care supply chain, and managing our business more efficiently through cost reduction initiatives.

As we move forward with the support of our stakeholders, our enviable position in a growth industry and our sound strategies, your management team remains highly confident in the Company’s future growth prospects. We believe that, for Medical Action, the best is yet to come.

Sincerely,

Paul D. Meringolo

Chairman of the Board,

Chief Executive Officer and President

Net Sales ($ Millions)
03	04	05	06	07	08	09
104.8	127.6	141.4	150.9	217.3	290.5	296.1

Net Income ($ Millions)
03	04	05	06	07	08	09
8.2	9.4	10.7	11.5	13.0	13.2	5.0

Shareholder’s Equity ($ Millions)
03	04	05	06	07	08	09
43.0	56.8	69.1	83.1	98.4	115.8	122.0

Diluted Income Per Share ($)
03	04	05	06	07	08	09
.54	.61	.68	.72	.80	.81	.31

CORPORATE INFORMATION AND DIRECTORY.

BOARD OF DIRECTORS

Paul D. Meringolo

Chairman of the Board,

Chief Executive Officer and President

Richard G. Satin

Vice President – General Counsel

and Corporate Secretary

Henry A. Berling

Retired Executive Vice President of

Owens & Minor, Inc.

William W. Burke

President of Emerigent Technologies, Inc.

Kenneth W. Davidson

Retired Chairman of the

Board of Directors of DJO LLP

Kenneth R. Newsome

President of AMF Automation

Technologies, Inc.

Bernard Wengrover

Certified Public Accountant

EXECUTIVE OFFICERS

Paul D. Meringolo*

Chairman of the Board,

Chief Executive Officer and President

Charles L. Kelly CPA*

Chief Financial Officer

Eric Liu*

Vice President – Operations

Richard G. Satin*

Vice President – General Counsel

and Corporate Secretary

*	member of Executive Committee

SENIOR LEADERSHIP TEAM

Victor Bacchioni

Corporate Controller

Brian Baker

Director of Financial Reporting

Cindy Bell

Interim Director of Quality Assurance

and Regulatory Affairs

Perry Borch*

Vice President – Sales

Vincent Colletti

Director of Internal Audit

David Dahle

Senior Director of Health Systems

and Corporate Accounts

Laurie Darnaby*

Director of Corporate Human Resources

Susan DiNapoli

Director of Training and Development

Mary Pat Elwood

Vice President – Sales Operations

Anthony Gadzinski

Senior Director of OEM and Private Label Sales

Roger Gardner

National Director – Distributor Relations

Stephen George

Director of Marketing, O.R. Products & Sterilization

Peter Meringolo

Director of International Marketing

Carmine Morello

Vice President – Information Technology

Joe Oberle

Director of Group Marketing

Ralph Pena

Director of Operations – Gallaway Facility

COMPANY FACILITIES

EXECUTIVE OFFICES

500 Expressway Drive South

Brentwood, New York 11717

MANUFACTURING/DISTRIBUTION

FACILITIES

25 Heywood Road

Arden, North Carolina 28704

10 Columbia Blvd.

Clarksburg, West Virginia 26301

209 Medegen Drive

Gallaway, Tennessee 38036

INTERNATIONAL OFFICE

Shanghai Representative Office:

Maxdo Center

No. 8, Xing Yi Road

Hong Qiao Development Zone

Shanghai, 200336, China

ANNUAL STOCKHOLDERS’ MEETING

The Annual Stockholders’ Meeting of

Medical Action will be held on August 13, 2009

at the Hyatt Regency Wind Watch, 1717

Motor Parkway, Hauppauge, New York 11788.

A Form of Proxy and Proxy Statement, if

requested, will be mailed to stockholders of record

with this report.

INDEPENDENT AUDITORS

Grant Thornton LLP

The Chrysler Center

666 Third Avenue

New York, New York 10017

REGISTRAR & TRANSFER AGENT

American Stock Transfer & Trust Company

59 Maiden Lane, Plaza Level

New York, New York 10038

SEC FORM 10-K

If you would like a copy of our Annual Report

on SEC Form 10-K for the fiscal year ended

March 31, 2009, you may obtain it without charge.

Direct your request to

Medical Action Industries Inc., Corporate Secretary,

500 Expressway Drive South, Brentwood, NY 11717

DUPLICATE MAILINGS

When a stockholder owns shares in more than one

account or when several stockholders live at the

same address, they may receive multiple copies of

the Annual Report or other mailings. For future

information on how to eliminate multiple mailings,

contact American Stock Transfer and Trust Company

at (718) 921-8293.

Medical Action Industries Inc.

Right. From the Beginning.

Executive Offices

500 Expressway Drive South, Brentwood, New York 11717

Telephone: (631) 231-4600  —  Fax: (631) 404-3899

E-mail: mdci@medical-action.com

Web site: Medical-Action.com