Form 10-Q
period 2009-06-30
MEDICAL ACTION INDUSTRIES INC
filed 2009-08-07
CIK 748270

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

COMMISSION FILE NUMBER 0-13251

MEDICAL ACTION INDUSTRIES INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	11-2421849
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Expressway Drive South, Brentwood, NY 11717

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code:

(631) 231-4600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by mark whether the registrant is a shell company (as described in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 16,039,911 shares of common stock as of August 6, 2009.

FORM 10-Q

Item 1.

MEDICAL ACTION INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30, 2009	March 31, 2009
	(Unaudited)
Current Assets
Cash and cash equivalents	$2,592	$3,459
Accounts receivable, less allowance for doubtful accounts of $691 at June 30, 2009 and $663 at March 31, 2009	19,004	21,459
Inventories, net	37,932	43,221
Prepaid expenses	1,625	906
Deferred income taxes	2,234	2,448
Prepaid income taxes	466	2,584
Other current assets	304	466

Total Current Assets	64,157	74,543

Property, plant and equipment, net	40,744	40,313
Goodwill	80,699	80,699
Other intangible assets, net	15,523	15,886
Other assets, net	3,677	3,725

Total Assets	$204,800	$215,166

Current Liabilities
Accounts payable	$10,258	$8,190
Accrued expenses	11,371	10,643
Current portion of capital lease obligations	15	39
Current portion of long-term debt	8,485	6,860

Total Current Liabilities	30,129	25,732

Deferred income taxes	14,282	14,282
Long-term debt, less current portion	34,342	53,147

Total Liabilities	78,753	93,161

Shareholders’ Equity

Common stock 40,000,000 shares authorized, $.001 par value; issued and outstanding 16,039,161 shares at June 30, 2009 and 16,028,161 shares at March 31, 2009	16	16
Additional paid-in capital, net	28,994	28,602
Accumulated other comprehensive loss	(267)	(267)
Retained earnings	97,304	93,654

Total Shareholders’ Equity	126,047	122,005

Total Liabilities and Shareholders’ Equity	$204,800	$215,166

Item 1.

MEDICAL ACTION INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands except per share data)

(Unaudited)

	Three Months Ended June 30,
	2009	2008
Net sales	$70,687	$77,395

Cost of sales	53,765	62,345

Gross profit	16,922	15,050

Selling, general and administrative expenses	10,389	10,461
Interest expense	470	485
Interest income	—	(1)

Income before income taxes	6,063	4,105
Income tax expense	2,413	1,559

Net income	$3,650	$2,546

Net income per share basic	$0.23	$0.16

Net income per share diluted	$0.23	$0.16

Item 1.

MEDICAL ACTION INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Three Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$3,650	$2,546
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,147	985
Amortization	559	586
Provision for doubtful accounts	18	25
Stock based compensation	281	366
Excess tax liability from stock-based compensation	214	—
Loss on sale of property and equipment	4	—
Tax benefit from exercise of options	18	2
Changes in operating assets and liabilities:
Accounts receivable	2,437	(3,756)
Inventories	5,289	(5,268)
Prepaid expenses and other current assets	(557)	(1,663)
Other assets	(148)	(31)
Accounts payable	2,068	4,093
Prepaid income taxes	2,118	1,373
Accrued expenses, payroll, payroll taxes and other	742	(1,104)

Net cash provided by (used in) operating activities	17,840	(1,846)

Cash flows from investing activities:
Purchase price and related acquisition costs	—	(448)
Purchases of property, plant and equipment	(1,582)	(2,925)

Net cash used in investing activities	(1,582)	(3,373)

Cash flows from financing activities:
Proceeds from revolving line of credit and long-term borrowings	8,478	21,862
Principal payments on revolving line of credit and long-term borrowings	(25,658)	(17,586)
Principal payments on capital lease obligations	(24)	(29)
Proceeds from exercise of employee stock options	79	—

Net cash (used in) provided by financing activities	(17,125)	4,247

Net decrease in cash and cash equivalents	(867)	(972)
Cash and cash equivalents at beginning of period	3,459	2,104

Cash and cash equivalents at end of period	$2,592	$1,132

Supplemental disclosures:
Interest paid	$473	$545
Income taxes paid	$63	$190

Item 1.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of Medical Action Industries Inc. (“Medical Action” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended March 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Company’s 2009 Annual Report on Form 10-K.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements as well as the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimated. Significant estimates made by the Company include the allowance for doubtful accounts, inventory valuation, fair value of stock-based compensation, income taxes, valuation of long-lived assets, accrued sales incentives and rebate reserves. A summary of the Company’s significant accounting policies is identified in Note 1 “Organization and Summary of Significant Accounting Policies” of the Company’s 2009 Annual Report on Form 10-K. Users of financial information produced for interim periods are encouraged to refer to the notes contained in the 2009 Annual Report on Form 10-K when reviewing interim financial results. Since March 31, 2009 there have been no changes to the Company’s significant accounting policies or to the assumptions and estimates involved in applying these policies. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. All dollar amounts presented in our Notes to Condensed Consolidated Financial Statements are presented in thousands, except per share data.

Note 2. IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Business Combinations

The Company adopted SFAS 141(R), Business Combinations, and FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP”), on April 1, 2009. SFAS 141(R) expands the definition of a business combination and requires acquisitions to be accounted for at fair value, including the value of contingent consideration, in-process research and development, and acquisition contingencies. FSP FAS 141(R)-1 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires

Item 1.

Note 2. (continued)

that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. Additionally, it does not permit capitalization of transaction costs associated with acquisitions. The adoption of SFAS 141(R) and FSP FAS 141(R)-1 had no impact on the Company’s financial position or results of operations, as the Company did not complete any business combinations during the three months ended June 30, 2009. The adoption of these standards will have an impact on the Company’s accounting and disclosure practices for any future business combinations.

The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria, in SFAS 141(R). Additionally, the FSP requires an acquirer to develop a systematic and rational basis for subsequently measuring and accounting for acquired contingencies depending on their nature. The FSP is effective for contingent assets and liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for the Company is an acquisition occurring after April 1, 2009.

Non-Controlling Interests in Consolidated Financial Statements

The Company adopted SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”), on April 1, 2009. SFAS 160 improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement is effective for fiscal years beginning after December 15, 2008 and does not have any impact on the Company’s financial statements, unless it deconsolidates a subsidiary.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and requires enhanced disclosures with respect to derivative and hedging activities. The Company will comply with the disclosure requirements of this Statement if it utilizes derivative instruments or engages in hedging activities upon its effectiveness.

Fair Value Measurements

In December 2007, the FASB issued FSP FAS 157-b to defer SFAS 157’s effective date for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008.

Item 1.

Note 2. (continued)

Derivatives measured at fair value under FAS 133 were not deferred under FSP FAS 157-b. As of April 1, 2009, the Company adopted SFAS 157 for non-financial assets and liabilities. The adoption of SFAS 157 as it related to certain non-financial assets and liabilities did not impact our consolidated financial statements in any material respect.

In April 2009, the FASB issued FSP FAS 157-4 that affirmed the exit price objective of fair value measurements even if there has been a significant decrease in the volume and level of activity reporting entity shall consider the reasonableness of a range of fair value estimates. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, which for us is June 30, 2009. The adoption of FSP FAS 157-4 as it relates to inactive markets did not impact our consolidated financial statements in any material respect.

Subsequent Events

On May 28, 2009, the FASB announced the issuance of SFAS 165, “Subsequent Events” (“SFAS 165”). SFAS 165 should not result in significant changes in the subsequent events that an entity reports. Rather, SFAS 165 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with US GAAP and all approvals necessary for issuance have been obtained.

Hierarchy of Generally Accepted Accounting Principles

The FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”), on June 29, 2009 and, in doing so, authorized the Codification as the sole source for authoritative US GAAP. SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. Once it’s effective, it will supersede all accounting standards in US GAAP, aside from those issued by the SEC. SFAS No. 168 replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification.

Item 1.

Note 3. INVENTORIES

Inventories, which are stated at the lower of cost (first-in, first-out) or market, consist of the following:

	June 30, 2009	March 31, 2009
Finished Goods, net	$17,475	$17,605
Work in Progress, net	1,125	1,004
Raw Materials	19,332	24,612

Total, net	$37,932	$43,221

On a continuing basis, inventory quantities on hand are reviewed and an analysis of the provision for excess and obsolete inventory is performed based primarily on the Company’s sales history and anticipated future demand. Such provision for excess and obsolete inventory amounted to approximately $1,664 and $1,502 at June 30, 2009 and March 31, 2009, respectively.

Note 4. ASSETS HELD FOR SALE

During the fourth quarter of fiscal 2009, the Company completed renovations of its’ new corporate headquarters located in Brentwood, NY and relocated all corporate functions to the new facility. As a result of this relocation, the Company has committed to a plan to sell its’ executive office building located in Hauppauge, NY. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company has classified all land, building, building improvements and any remaining furniture and fixtures associated with the executive office building located in Hauppauge, NY as “Assets held for sale” on its consolidated balance sheet as a component of “Other assets, net”. In accordance with SFAS No. 144, the net assets held for sale were recorded at their net carrying value.

The major components of the assets held for sale as of June 30, 2009 and March 31, 2009 are as follows:

Land	$263
Building	972
Building Improvements	198
Furniture and Fixtures	27

Total Assets Held for Sale	$1,460

Item 1.

Note 5. GOODWILL AND INTANGIBLE ASSETS

There was no change in the goodwill balance during the three months ended June 30, 2009. The goodwill balance at June 30, 2009 and March 31, 2009 was $80,699.

At June 30, 2009, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Trademarks/Tradenames not subject to amortization	$1,266	$—	$1,266
Customer Relationships (20 years)	15,700	2,431	13,269
GPO Contracts (4 Years)	2,200	1,480	720
Non-Competition Agreements (5-7 Years)	1,043	1,043	—
Software (1-3 Years)	400	378	22
Intellectual Property (7 Years)	400	154	246
Supply Agreement	29	29	—

	$21,038	$5,515	$15,523

At March 31, 2009, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Trademarks/Tradenames not subject to amortization	$1,266	$—	$1,266
Customer Relationships (20 years)	15,700	2,236	13,464
GPO Contracts (4 Years)	2,200	1,342	858
Non-Competition Agreements (5-7 Years)	1,043	1,043	—
Software (1-3 Years)	400	363	37
Intellectual Property (7 Years)	400	139	261
Supply Agreement	29	29	—

	$21,038	$5,152	$15,886

The Company recorded amortization expense related to the above amortizable intangible assets of $363 and $395 for the three months ended June 30, 2009 and 2008, respectively. The estimated aggregate amortization expense for the cumulative five years ending June 30, 2014 amounts to $4,913.

Item 1.

Note 6. LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2009	March 31, 2009
Revolving Credit Agreement (a)	$2,072	$17,537
Term Loan (a)	39,125	40,750
Industrial Revenue Bond (b)	1,630	1,720

	42,827	60,007

Less: current portion	8,485	6,860

Total long-term debt	$34,342	$53,147

(a)	On October 17, 2006, the Company entered into a credit agreement with certain lenders and a bank acting as administration agent for the lenders (the “Credit Agreement”) and is described in more detail in Note 9 “Long-Term Debt” of the Company’s “Notes to Consolidated Financial Statements” in the Company’s 2009 Form 10-K. The Credit Agreement, as amended April 7, 2009, provides for total borrowings of up to $85,000, consisting of i) a term loan with a principal amount of $65,000, and (ii) a revolving credit loan, which amounts may be borrowed, repaid and re-borrowed up to $20,000. The term loan has remaining quarterly payments of: $1,625 for each installment date from June 30, 2009 through March 31, 2010, $3,250 for each installment date from June 30, 2010 through March 31, 2011, $5,325 for each installment date from June 30, 2011 through September 30, 2011 and the remaining principal amount outstanding is due on December 31, 2011. Both the term loan and revolving credit loan bear interest as established by the Credit Agreement. The average interest rate on the term loan approximated 2.96% and 3.73%, during the three months ended June 30, 2009 and 2008, respectively, and the average interest rate on the revolving credit loan approximated 3.05% and 5.08%, during the three months ended June 30, 2009 and 2008, respectively. The Company’s availability under the revolving credit loan amounts to $17,928 as of June 30, 2009.

Borrowings under this agreement are collateralized by substantially all the assets of the Company, and the agreement contains certain restrictive covenants, which, among other matters, impose limitations with respect to the incurrence of liens, guarantees, mergers, acquisitions, capital expenditures, specified sales of assets and prohibits the payment of dividends. The Company is also required to maintain various financial ratios which are measured quarterly. As of June 30, 2009, the Company is in compliance with all such covenants and financial ratios.

(b)

Amounts payable represent principal payments due in connection with the issuance and sale by The Buncombe County Industrial Facilities and Pollution Control Financing Authority of its $5,500 Industrial Development Revenue Bonds (Medical Action Industries Inc. Project), Series 1997 (the “Bonds”). Principal payments are due and payable in 60 consecutive quarterly

Item 1.

Note 6. (continued)

installments of $90 commencing October 1, 1998 and ending July 1, 2013 with a final maturity payment of $190. The Bonds bear interest at a variable rate, determined weekly. The interest rate on the Bonds at June 30, 2009 was .70% per annum.

Note 7. STOCK-BASED COMPENSATION PLANS

The Company has various stock-based compensation plans, which are more fully described in Note 11 “Shareholders’ Equity and Stock Plans” of “Notes to Consolidated Financial Statements” in the Company’s 2009 Form 10-K.

The Company recognized stock-based compensation (exclusive of deferred tax benefits) for awards granted under the Company’s Stock Option Plans in the following line items in the Consolidated Statements of Operations:

	Three Months Ended June 30,
	2009	2008
Cost of sales	$54	$51
Selling, general and administrative expenses	227	315

Stock-based compensation expense before income tax benefits	$281	$366

Net income from operations and net income was impacted by $169 (after tax) and $224 (after tax), or $.01 and $.01 per diluted share, in stock-based compensation expense for the three months ended June 30, 2009 and 2008, respectively.

The Company granted 313,000 stock options during the three months ended June 30, 2009, which vest 25% during the three months ended June 2011, 25% during the three months ended June 2012 and 50% during the three months ended June 2013, expire 10 years from date of issuance (during the three months ended June 2019), have a weighted average exercise price equal to $10.62, have a weighted average remaining contractual term of 9.9 years and weighted average grant date fair value of $5.66 per share determined based upon a Black-Scholes valuation model (refer to the table below for assumptions used to determine fair value).

The Company granted 245,500 stock options during the three months ended June 30, 2008, which vest 25% during the three months ended June 2009, 25% during the three months ended June 2010 and 50% during the three months ended June 2011, expire 10 years from date of issuance (during the three months ended June 2018), have a weighted average exercise price equal to $16.27, have a weighted average remaining contractual term of 8.9 years and weighted average grant date fair value of $6.35 per share determined based upon a Black-Scholes valuation model (refer to the table below for assumptions used to determine fair value).

Item 1.

Note 7. (continued)

The fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model granted during the respective periods were as follows:

	Three Months Ended June 30,
	2009	2008
Dividend yield	0%	0%
Weighted-average expected volatility	56.4%	35.5%
Risk-free interest rate	3.6%	3.9%
Expected life of options (in years)	5.33	5.33
Fair value of options granted	$5.66	$6.35

The following is a summary of restricted stock activity in our 1994 Stock Incentive Plan for the three months ended June 30, 2009:

	Shares	Weighted Average Grant Price
Non-Vested at April 1, 2009	27,186	$14.87
Vested	(469)	15.31
Cancelled	(10,781)	14.80

Non-Vested at June 30, 2009	15,936	$14.90

Grants of restricted stock are common stock awards granted to recipients with specified vesting provisions. The restricted stock issued vests based upon the recipients continued service over time (five-year vesting period). The Company estimates the fair value of restricted stock based on the Company’s closing stock price on the date of grant.

Item 1.

Note 7. (continued)

The following is a summary of the changes in outstanding options for all of the Company’s plans during the three months ended June 30, 2009:

	Shares	Weighted Average Exercise Price	Remaining Weighted Average Contract Life (Years)	Aggregate Intrinsic Value
Outstanding at April 1, 2009	1,515,062	$12.85	6.1	$665,450
Granted	313,000	10.62
Exercised	(11,000)	7.17
Forfeited	(167,500)	14.24

Outstanding at June 30, 2009	1,649,562	$12.32	6.6	$2,043,395

Options exercisable at June 30, 2009	1,035,312	$11.32	5.0	$1,776,535

The total intrinsic value of options exercised during the three months ended June 30, 2009 and 2008 was $43 and $0, respectively. As of June 30, 2009, there was approximately $3,688 of total SFAS No. 123R unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Company’s plans and that cost is expected to be recognized over a period of 2.09 years.

The following is a summary of the changes in non-vested stock options for the three months ended June 30, 2009:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at April 1, 2009	453,800	$7.12
Granted	313,000	5.66
Forfeited	(46,250)	7.29
Vested	(106,300)	7.40

Non-vested shares at June 30, 2009	614,250	$6.30

Item 1.

Note 8. INCOME TAXES

The Company’s provision for income taxes as a percentage of pretax earnings from continuing operations (“effective tax rate”) was 39.8% for the three months ended June 30, 2009, as compared to 38.0% for the three months ended June 30, 2008. Generally, fluctuations in the effective tax rate are primarily due to changes within state effective tax rates resulting from the Company’s business mix and changes in the tax impact of special items and other discrete items, which may have unique tax implications depending on the nature of the item.

In accordance with the provisions of FIN 48, we recognize in our financial statements only those tax positions that meet the more-likely-than-not-recognition threshold. We establish tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in our consolidated statements of operations. Our accrual for interest and penalties was $21 upon adoption of FIN 48 and at June 30, 2009.

We are subject to taxation in the U.S. and various state and local jurisdictions. A state examination for North Carolina which had commenced in the last quarter of the fiscal year ended March 31, 2009, is still ongoing and no outcome can be projected at this time. The Company also has a prior year net operating loss as a result of a previous acquisition which will remain open for examination. The Company does not expect any significant adverse outcome resulting from these matters that would have a material adverse effect on the financial position or results of operations of the Company.

Note 9. NET INCOME PER SHARE

Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common shares. Diluted earnings per share are based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average prices during the periods. Excluded from the calculation of earnings per share are options to purchase 1,273,375 and 617,000 shares for the three months ended June 30, 2009 and 2008, respectively, as their inclusion would not have been dilutive.

The following is a reconciliation of the numerator and denominator of the basic and diluted net earnings per share computations for the three months ended June 30, 2009 and 2008, respectively.

Item 1.

Note 9. (continued)

	Three Months Ended June 30,
	2009	2008
Numerator:
Net income for basic and dilutive earnings per share	$3,650	$2,546

Denominator:
Denominator for basic earnings per share—weighted average shares	16,031,217	16,020,661

Effect of dilutive securities:
Employee and director stock options	78,548	243,625

Denominator for diluted earnings per share—adjusted weighted average shares	16,109,765	16,264,286

Net income per share, basic	$0.23	$0.16

Net income per share, diluted	$0.23	$0.16

Note 10. SHAREHOLDERS’ EQUITY

Additional paid-in capital, net amounted to $28,994 and $28,602 at June 30, 2009 and March 31, 2009, respectively. The increase of $392 is comprised primarily of stock-based compensation of $281, proceeds from the exercise of stock options of $79 and tax benefit from the exercise of stock options of $18.

For the three months ended June 30, 2009, 11,000 stock options were exercised by employees of the Company at an exercise price of $7.17 per share. For the three months ended June 30, 2008, no stock options were exercised by employees, directors or board members of the Company.

Note 11. OTHER MATTERS

The Company is involved in one product liability case, which is covered by insurance. While the results of the lawsuit cannot be predicted with certainty, management does not expect that the ultimate liability, if any, will have a material adverse effect on the financial position or results of operations of the Company.

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

Important factors and risks that could cause actual results to differ materially from those referred to in the forward-looking statements include, but are not limited to, the effect of economic and market conditions, the impact of the consolidation throughout the healthcare supply chain, volatility of raw material costs, volatility in oil prices, foreign currency exchange rates, the impact of healthcare reform, opportunities for acquisitions and the Company’s ability to effectively integrate acquired companies, the ability of the Company to maintain its gross profit margins, the ability to obtain additional financing to expand the Company’s business, the failure of the Company to successfully compete with the Company’s competitors that have greater financial resources, the loss of key management personnel or the inability of the Company to attract and retain qualified personnel, the impact of current or pending legislation and regulation, as well as the risks described from time to time in the Company’s filings with the Securities and Exchange Commission, which include this report on Form 10-Q and the Company’s 2009 Annual Report on Form 10-K.

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

Item 2.

Three Months ended June 30, 2009 compared to Three Months ended June 30, 2008

Overview

All dollar amounts presented in our Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands, except per share data. The following table sets forth certain operational data and operational data as a percentage of net sales for the periods indicated:

	Three months ended June 30,
	2009		2008
Net sales	$70,687	100.0%	$77,395	100.0%
Gross profit	$16,922	23.9%	$15,050	19.4%
Selling, general and administrative expenses	$10,389	14.7%	$10,461	13.5%
Income before income taxes	$6,063	8.6%	$4,105	5.3%
Net income	$3,650	5.2%	$2,546	3.3%

The Company’s revenues decreased by $6,708 or 8.7% to $70,687 for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. The decrease in revenue is comprised of net unit volume decreases and price/sales mix decreases.

The net unit volume decreases were primarily from losses in the operating room disposables and sterilization products, patient bedside utensils and laboratory product categories. These categories accounted for $3,182, $2,443 and $1,504, respectively of the total net unit volume decrease.

Gross profit increases in both dollars and as a percentage of net sales were primarily the result of a decline in resin prices, decreased outbound freight costs, and decreased costs of products sourced from foreign suppliers. These improvements more than offset the declines in gross profit dollars associated with the decrease in net sales.

Selling, general and administrative expenses were consistent with the prior year period in terms of dollars but increased as a percentage of net sales due to the decline in net sales.

Item 2.

Results of Operations

The following table sets forth the major sales variance components for the three months ended June 30, 2009 versus June 30, 2008:

Three months ended June 30, 2008 net sales	$77,395
Volume of existing products, net	(6,652)
Price/sales mix, net	(56)

Three months ended June 30, 2009 net sales	$70,687

Net sales for the three months ended June 30, 2009 decreased $6,708 or 8.7% to $70,687 from $77,395 for the three months ended June 30, 2008. The following table sets forth the components of the decrease in net sales as well as percent increases or decreases in unit sales and average selling prices by significant product classes for the three months ended June 30, 2009 compared to the three months ended June 30, 2008:

	Net Sales $ increase (decrease)	Unit Sales % increase (decrease)	Average Selling Price % increase (decrease)
Containment Systems for Medical Waste	$683	6.8%	(1.5)%
Minor Procedure Kits and Trays	355	(3.6)%	5.7%
Dressings and Surgical Sponges	(639)	(13.4)%	(2.1)%
Laboratory Products	(1,670)	(20.8)%	2.4%
Patient Bedside Utensils	(2,361)	(14.9)%	3.1%
Operating Room Disposables and Sterilization Products	(3,400)	(15.9)%	(5.9)%
Other, net	324	not meaningful	not meaningful

	$(6,708)

The net unit volume decreases were primarily from losses in the operating room disposables and sterilization products (predominantly disposable operating room towels, crutches and protective apparel), patient bedside utensils (predominantly urinals, emesis basins and pitchers and carafes) and laboratory products (predominantly petri dishes and commode specimen collectors) product categories.

Management believes that the declines are attributable to a fluctuation in customer ordering patterns particularly impacting our operating room disposables and sterilization products and dressings and surgical sponges product categories, an increase in competitive pressures, a decline in hospital admission rates and elective surgeries, back order positions on certain products and the termination of certain supply contracts. The termination of supply contracts negatively impacted the sales of crutches in the amount of $678, urinals of $515, disposable operating room towels of $332, and

Item 2.

disposable laparotomy sponges of $89 for the three months ended June 30, 2009 versus the three months ended June 30, 2008. These net unit volume declines were partially offset by volume increases primarily from our minor procedure kits and trays and containment systems for medical waste product categories which resulted from greater domestic market penetration.

The price/sales mix decreases were primarily from a change in the sales mix of our minor procedure kits and trays product category partially offset by an increase in the average selling prices of containment systems for medical waste product category. The increase in average selling prices of certain containment systems for medical waste products was due primarily to price increases implemented to recover a portion of the increases in plastic resin (the primary raw material utilized in the manufacture of these products).

The containment systems for medical waste, patient bedside utensils and laboratory product categories represent approximately 50% of the Company’s revenue. The primary raw material utilized in the manufacture of these categories is plastic resin. In recent years, world events have caused the cost of plastic resin to increase and be extremely volatile. While the cost of plastic resin has declined from its peak levels reached during the month of July 2008, the volatility associated with resin costs and product acquisition costs from foreign suppliers may continue for the foreseeable future. In the past, the Company has been able, from time to time, to increase selling prices for certain of the products within these categories to recover a portion of the increased cost. However, the Company is unable to give any assurance that it will be able to pass along future cost increases to its customers, if necessary. It is anticipated that the Company will purchase in excess of 50,000,000 pounds of resin during fiscal 2010. Each $.01 fluctuation could impact cost of goods sold by $500 on an annualized basis.

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

Historically, the Company has participated in several reverse auctions and bid processes in order to achieve renewal of certain major group purchasing agreements. During the three months ended June 30, 2009, the Company extended certain major group purchasing agreements. No new agreements were added. The Company anticipates participating in reverse auctions or similar bid processes as deemed necessary during the remainder of fiscal 2010.

Item 2.

The following table sets forth sales, cost of sales and selling, general and administrative expense data for the periods indicated:

	Three months ended June 30,
	2009	2008
Net sales	$70,687	$77,395
Cost of sales	$53,765	$62,345
Gross profit	$16,922	$15,050
Gross profit percentage	23.9%	19.4%
Selling, general and administrative expenses	$10,389	$10,461
As a percentage of net sales	14.7%	13.5%

Gross profit for the three months ended June 30, 2009 increased $1,872 or 12.4% to $16,922 from $15,050 for the three months ended June 30, 2008. Gross profit as a percentage of net sales for the three months ended June 30, 2009 increased to 23.9% from 19.4% for the three months ended June 30, 2008. Gross profit increased as a result of decreased resin costs of $3,375, decreased outbound freight costs of $1,244 and decreased costs of products sourced from foreign suppliers, principally from China, of $158. These increases were partially offset by a decrease of approximately $2,559 resulting from a decline in unit volume and average selling prices as well as a change in the mix of products sold, an increase of $334 in inventory obsolescence and net increases in inefficiencies in our manufacturing facilities of $12.

Many of the Company’s products are produced from petroleum derived raw materials such as plastic resin. The Company also bears the cost of both inbound and outbound freight shipments of raw materials and finished products, which are significantly impacted by the cost of oil. The cost of crude oil has declined significantly from its peak levels reached during the month of July 2008. Consequently, the Company has experienced the benefits from lower plastic resin costs during the three months ended June 30, 2009 as much of the resin that was used in production during this period was purchased at a lower average cost than resin used during the three months ended June 30, 2008.

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

Selling, general and administrative expenses for the three months ended June 30, 2009 decreased to $10,389 from $10,461 for the three months ended June 30, 2008. As a percentage of net sales, selling, general and administrative expenses increased to 14.7% for the three months ended June 30, 2009 from 13.5% for the three months ended June 30, 2008 as a result of the decline in net sales.

Item 2.

Distribution expenses (which are included in selling, general and administrative expenses) decreased $187 to $1,831 for the three months ended June 30, 2009 as compared to $2,018 for the three months ended June 30, 2008. The decrease in distribution expenses was primarily due to decreased labor costs, primarily temporary labor and overtime expenses, as a result of the overall decline in net sales.

Interest expense for the three months ended June 30, 2009 decreased to $470 from $485 for the three months ended June 30, 2008. The decrease in interest expense was attributable to a net decrease in the average principal loan balances outstanding and a decrease in interest rates during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

Income tax expense amounted to $2,413 and $1,559 for the three months ended June 30, 2009 and 2008, respectively. Income tax expense as a percent of income before income taxes was 39.8% and 38.0% for the three months ended June 30, 2009 and 2008, respectively. The increase in the tax rate was the result of a change in state apportionment factors and an increase in our federal statutory rate resulting from the increase in profitability.

Net income for the three months ended June 30, 2009 increased to $3,650 from $2,546 for the three months ended June 30, 2008. The increase in net income is attributable to the aforementioned increase in gross profit, which was partially offset by an increase in income tax expense.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents decreased as follows for the three months ended June 30:

	2009	2008
Cash provided by (used in) operating activities	$17,840	$(1,846)
Cash used in investing activities	(1,582)	(3,373)
Cash (used in) provided by financing activities	(17,125)	4,247
Decrease in cash and cash equivalents	(867)	(972)

Historically, the Company’s primary sources of liquidity and capital resources have included cash provided by operations and the use of available borrowing facilities while the primary uses of liquidity and capital resources have included acquisitions, capital expenditures and payments on debt.

Cash provided by operating activities during the three months ended June 30, 2009 is primarily comprised of income from operations of $3,650, a decline in (i) inventories of $5,289, (ii) accounts receivable of $2,437 and (iii) prepaid income taxes of $2,118 and an increase in accounts payable of $2,068. The cash provided by operating activities was used to fund the payment of debt as well as working capital requirements and the cost of capital expenditures.

Item 2.

Cash used in investing activities during the three months ended June 30, 2009 consisted solely of purchases of property, plant and equipment. The majority of these capital expenditures related to machinery and equipment for our injection molding facility located in Gallaway, Tennessee. The Company’s credit facilities contain certain covenants and restrictions, which include limitations on capital expenditures. During the year ended March 31, 2010, the Company is permitted under the terms of its credit agreements, to spend up to $4,000 on capital expenditures. Management expects to spend substantially all monies permissible for capital expenditures on machinery and equipment to improve production efficiencies at the Company’s manufacturing facilities.

Cash used in financing activities during the three months ended June 30, 2009 consisted primarily of payments on the Company’s credit facilities. During the three months ended June 30, 2009, the Company reduced its term loan by $1,625 and its revolving credit loan by $15,465.

Financial Position

The following table sets forth certain liquidity and capital resources data for the periods indicated:

	June 30, 2009	March 31, 2009
	(Unaudited)
Cash and Cash Equivalents	$2,592	$3,459
Accounts Receivable, net	$19,004	$21,459
Days Sales Outstanding	29.8	27.7
Inventories, net	$37,932	$43,221
Inventory Turnover	5.6	6.7
Current Assets	$64,157	$74,543
Working Capital	$34,028	$48,811
Current Ratio	2.1	2.9
Total Borrowings	$42,827	$60,007
Shareholder’s Equity	$126,047	$122,005
Debt to Equity Ratio	0.34	0.49

The Company is committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital and generating cash flows necessary to meet operating requirements. Total borrowings outstanding were $42,827 with a debt to equity ratio of .34:1 at June 30, 2009 as compared to $60,007 with a debt to equity ratio of .49:1 at March 31, 2009.

Cash and cash equivalents at June 30, 2009 were $2,592 and the Company had $17,928 available for borrowing under its revolving credit loan.

Item 2.

Working capital at June 30, 2009 was $34,028 compared to $48,811 at March 31, 2009, and the current ratio at June 30, 2009 was 2.1:1 compared to 2.9:1 at March 31, 2009. The decrease in working capital is primarily due to the declines in inventories, accounts receivable and prepaid income taxes as well as increases in accounts payable and the current portion of long-term debt.

The decline in inventories is due to the use of resin purchased in large quantities prior to March 31, 2009 at favorable terms. The increase in accounts payable is due to the normalization of payments due to vendors when compared with March 31, 2009, when payments were made, under conditions deemed favorable by management, on certain trade accounts payable, prior to March 31, 2009 which were not due until after March 31, 2009. The increase in the current portion of long-term debt is the result of amendments made to the Company’s credit facilities on September 30, 2008.

Borrowing Arrangements

On October 17, 2006, the Company entered into a credit agreement with certain lenders and a bank acting as administration agent for the lenders (the “Credit Agreement”) and is described in more detail in Note 9 “Long-Term Debt” of the Company’s “Notes to Consolidated Financial Statements” in the Company’s 2009 Annual Report on Form 10-K. The Credit Agreement, as amended April 7, 2009, provides for total borrowings of up to $85,000, consisting of i) a term loan with a principal amount of $65,000, and (ii) a revolving credit loan, which amounts may be borrowed, repaid and re-borrowed up to $20,000.

Borrowings under this agreement are collateralized by substantially all the assets of the Company, and the agreement contains certain restrictive covenants, which, among other matters, impose limitations with respect to the incurrence of liens, guarantees, mergers, acquisitions, capital expenditures, specified sales of assets and prohibits the payment of dividends. The Company is also required to maintain various financial ratios which are measured quarterly. As of June 30, 2009, the Company is in compliance with all such covenants and financial ratios.

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity. At June 30, 2009, such obligations and commitments are as follows:

	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Principal payments of long-term debt	$42,827	$8,485	$33,792	$550	$—
Purchase Obligations	4,893	4,893	—	—	—
Operating Leases	1,029	734	258	37	—
Defined Benefit Plan Payments	458	36	71	86	266
Capital Lease	15	15	—	—	—

Total Contractual Obligations	$49,222	$14,163	$34,121	$673	$266

The Company believes that the anticipated future cash flow from operations, coupled with its cash on hand and available funds under its revolving credit loan will be sufficient to meet working capital requirements. Although we have borrowing capacity on our revolving credit loan, cash on

Item 2.

hand and anticipate future cash flows from operations, we may be limited in our ability to allocate funds for purposes such as potential acquisitions, capital expenditures, marketing, development and other general corporate purposes. In addition, we may be limited in our flexibility in planning for, or responding to, changing conditions in our business and our industry, making us more vulnerable to general economic downturns and adverse developments in our business.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the alternate base rate of interest plus a spread of up to 1%, or at LIBOR rate plus a spread of up to 1 1/2%. The spread over the alternate base rate and LIBOR rates is determined based upon the Company’s performance with regard to agreed-upon financial ratios. The Company decides at its sole discretion as to whether borrowings will be at the alternate base rate or LIBOR. At June 30, 2009, $49,322 was outstanding under the credit facility. Changes in the alternate base rates or LIBOR rates during fiscal 2010 will have a positive or negative effect on the Company’s interest expense. Each 1% fluctuation in the interest rate will increase or decrease interest expense for the Company by approximately $493 on an annualized basis.

In addition, the Company is exposed to interest rate change market risk with respect to the proceeds received from the issuance and sale by the Buncombe County Industrial and Pollution Control Financing Authority Industrial Development Revenue Bonds (the “Bonds”). At June 30, 2009, $1,630 was outstanding for these Bonds. The Bonds bear interest at a variable rate determined weekly. During the three months ended June 30, 2009, the average interest rate on the Bonds approximated .70%. Each 1% fluctuation in interest rates will increase or decrease the interest expense on the Bonds by approximately $16 on an annualized basis.

A significant portion of the Company’s raw materials are purchased from China. All such purchases are transacted in U.S. dollars. The Company’s financial results, therefore, could be impacted by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign countries in the procurement of such raw materials. To date, sales of the Company’s products outside the United States have not been significant.

Item 4.

Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As indicated in the certifications in Exhibit 32.1 and 32.2 of this report, our Chief Executive Officer and our Chief Financial Officer, with the assistance of other members of our management, have evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15 (e) and 15d-15(e)). Based upon the evaluation of our disclosure controls and procedures required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in this quarterly report is made known to them by others on a timely basis.

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

Change to Internal Control over Financial Reporting

We are involved in ongoing evaluations of internal controls. In anticipation of the filing of this Form 10-Q, our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, reviewed our internal controls and have determined, based on such review, that there have been no changes in internal controls over financial reporting during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

MEDICAL ACTION INDUSTRIES INC.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings against the Company or in which any of its property is subject.

Item 1A.	Risk Factors

Additional Risk Factors

There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2009.

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

Current Report on Form 8-K dated February 4, 2009, covering Item 7.01 – Results of Operations and Financial Condition and Item 9.01 – Financial Statements and Exhibits

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 6, 2009	By:	/s/ Charles L. Kelly, Jr.
Charles L. Kelly, Jr.
Chief Financial Officer