Form 10-Q
period 2009-09-30
MEDICAL ACTION INDUSTRIES INC
filed 2009-11-06
CIK 748270

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as described in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 16,123,786 shares of common stock as of November 5, 2009.

FORM 10-Q

Item 1.

MEDICAL ACTION INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2009	March 31, 2009
	(Unaudited)
Current Assets
Cash and cash equivalents	$5,794	$3,459
Accounts receivable, less allowance for doubtful accounts of $699 at September 30, 2009 and $663 at March 31, 2009	20,727	21,459
Inventories, net	35,301	43,221
Prepaid expenses	1,803	906
Deferred income taxes	2,297	2,448
Prepaid income taxes	1,227	2,584
Other current assets	281	466

Total Current Assets	67,430	74,543

Property, plant and equipment, net	40,776	40,313
Goodwill	80,699	80,699
Other intangible assets, net	15,159	15,886
Other assets, net	3,577	3,725

Total Assets	$207,641	$215,166

Current Liabilities
Accounts payable	$11,287	$8,190
Accrued expenses	11,785	10,643
Current portion of capital lease obligations	4	39
Current portion of long-term debt	10,110	6,860

Total Current Liabilities	33,186	25,732
Deferred income taxes	14,282	14,282
Long-term debt, less current portion	28,930	53,147

Total Liabilities	76,398	93,161

Shareholders’ Equity
Common stock 40,000,000 shares authorized, $.001 par value; issued and outstanding 16,093,786 shares at September 30, 2009 and 16,028,161 shares at March 31, 2009	16	16
Additional paid-in capital, net	30,203	28,602
Accumulated other comprehensive loss	(267)	(267)
Retained earnings	101,291	93,654

Total Shareholders’ Equity	131,243	122,005

Total Liabilities and Shareholders’ Equity	$207,641	$215,166

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands except per share data)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Net sales	$75,060	$73,824	$145,747	$151,219

Cost of sales	57,831	62,552	111,596	124,897

Gross profit	17,229	11,272	34,151	26,322

Selling, general and administrative expenses	10,243	9,923	20,632	20,384
Interest expense	364	631	834	1,116
Interest income	(1)	(2)	(1)	(3)

Income before income taxes	6,623	720	12,686	4,825
Income tax expense	2,636	240	5,049	1,799

Net income	$3,987	$480	$7,637	$3,026

Net income per share basic	$0.25	$0.03	$0.48	$0.19

Net income per share diluted	$0.25	$0.03	$0.48	$0.19

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Six Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net Income	$7,637	$3,026
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,311	1,943
Amortization	1,110	1,173
Provision for doubtful accounts	36	43
Stock-based compensation	856	788
Excess tax liability from stock-based compensation	151	(270)
Loss on sale of property and equipment	4	—
Tax benefit from exercise of options	60	20
Changes in operating assets and liabilities:
Accounts receivable	696	2,359
Inventories	7,920	(9,843)
Prepaid expenses and other current assets	(712)	(1,147)
Other assets	(235)	(35)
Accounts payable	3,097	(1,512)
Prepaid income taxes	1,357	1,624
Accrued expenses, payroll, payroll taxes and other	1,156	547

Net cash provided by (used in) operating activities	25,444	(1,284)

Cash flows from investing activities:
Purchase price and related acquisition costs	—	(856)
Purchases of property, plant and equipment	(2,778)	(6,972)

Net cash used in investing activities	(2,778)	(7,828)

Cash flows from financing activities:
Proceeds from revolving line of credit and long-term borrowings	12,850	43,959
Principal payments on revolving line of credit and long-term borrowings	(33,817)	(34,868)
Principal payments on capital lease obligations	(35)	—
Proceeds from exercise of employee stock options	671	88

Net cash (used in) provided by financing activities	(20,331)	9,179

Net increase in cash and cash equivalents	2,335	67
Cash and cash equivalents at beginning of period	3,459	2,104

Cash and cash equivalents at end of period	$5,794	$2,171

Supplemental disclosures:
Interest paid	$831	$1,170
Income taxes paid	$3,481	$425

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of Medical Action Industries Inc. (“Medical Action” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Company’s 2009 Annual Report on Form 10-K.

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

Note 2. IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and non-authoritative accounting literature. Effective July 2009, the FASB Accounting Standards

Item 1.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. (continued)

Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. Non-authoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. This statement applies beginning in the third quarter of 2009. All accounting references have been updated, and therefore SFAS references have been replaced with ASC references.

Business Combinations

Effective April 1, 2009, the Company adopted a new accounting standard included in ASC 805, Business Combinations (formerly SFAS No. 141(R), Business Combinations). The new standard applies to all transactions or other events in which an entity obtains control of one or more businesses. Additionally, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement date for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination. The Company’s adoption of the new accounting standard did not have a material effect on the Company’s consolidated financial statements or results of operations, as the Company did not complete any business combinations during the six months ended September 30, 2009. The adoption of this standard will have an impact on the Company’s accounting and disclosure practices for any future business combinations.

Non-Controlling Interests in Consolidated Financial Statements

Effective April 1, 2009, the Company adopted a new accounting standard included in ASC 810, Consolidations (formerly SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements). The new accounting standard establishes accounting and reporting standards for the non-controlling interest (or minority interests) in a subsidiary and for the deconsolidation of a subsidiary by requiring all non-controlling interests in subsidiaries be reported in the same way, as equity in the consolidated financial statements. As such, this guidance has eliminated the diversity in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. The Company’s adoption of this new accounting standard did not have a material effect on the Company’s consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities

Effective April 1, 2009, the Company adopted a new accounting standard included in ASC 815, Derivatives and Hedging (“ASC 815”) (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133). The new accounting standard requires enhanced disclosures about an entity’s derivative and hedging activities and is

Item 1.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. (continued)

effective for fiscal years and interim periods beginning after November 15, 2008. Since the new accounting standard only required additional disclosure, the adoption did not impact the Company’s consolidated financial statements.

Fair Value Measurements

Effective April 1, 2009, the Company adopted a new accounting standard included in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) (formerly FASB FSP No 157-2, Effective Date of FASB Statement No. 157), which delayed the effective date for disclosing all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). This standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance for determining when a transaction is not orderly and for estimating fair value when there has been a significant decrease in the volume and level of activity for an asset or liability. The new guidance, which is now part of ASC 820 (formerly FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly), requires disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period, to measure fair value in interim and annual periods. In addition, the presentation of the fair value hierarchy is required to be presented by major security type as described in ASC 320, Investments — Debt and Equity Securities. The provisions of the new standard were effective for interim periods ending after June 15, 2009, which for us was June 30, 2009. The adoption of the new standard as it relates to inactive markets did not have a material effect on the Company’s consolidated financial statements.

Subsequent Events

In May 2009, the FASB issued new guidance for subsequent events. The new guidance, which is part of ASC 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events) is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The new guidance is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements. The Company evaluated subsequent events through November 5, 2009.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3. INVENTORIES

Inventories, which are stated at the lower of cost (first-in, first-out) or market, consist of the following:

	September 30, 2009	March 31, 2009
Finished Goods, net	$18,071	$17,605
Work in Progress, net	2,661	1,004
Raw Materials	14,569	24,612

Total, net	$35,301	$43,221

On a continuing basis, inventory quantities on hand are reviewed and an analysis of the provision for excess and obsolete inventory is performed based primarily on the Company’s sales history and anticipated future demand. Such provision for excess and obsolete inventory amounted to approximately $1,753 and $1,502 at September 30, 2009 and March 31, 2009, respectively.

Note 4. ASSETS HELD FOR SALE

During the fourth quarter of fiscal 2009, the Company completed renovations of its’ new corporate headquarters located in Brentwood, NY and relocated all corporate functions to the new facility. As a result of this relocation, the Company has committed to a plan to sell its’ executive office building located in Hauppauge, NY. In accordance with ASC 360, Property, Plant and Equipment (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), the Company has classified all land, building, building improvements and any remaining furniture and fixtures associated with the executive office building located in Hauppauge, NY as “Assets held for sale” on its consolidated balance sheet as a component of “Other assets, net”. In accordance with subsection Accounting While Held for Sale, ASC 360-10-35-43, the net assets held for sale were recorded at their net carrying value.

The major components of the assets held for sale consist of the following :

	September 30, 2009	March 31, 2009
Land	$263	$263
Building	968	968
Building Improvements	220	198
Furniture and Fixtures	27	27

Total Assets Held for Sale	$1,478	$1,456

Item 1.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 5. GOODWILL AND INTANGIBLE ASSETS

There was no change in the goodwill balance during the six months ended September 30, 2009. The goodwill balance at September 30, 2009 and March 31, 2009 was $80,699.

At September 30, 2009, intangible assets consisted of the following:

	Gross Carying Value	Accumulated Amortization	Total Net Book Value
Trademarks/Tradenames not subject to amortization	$1,266	$—	$1,266
Customer Relationships (20 years)	15,700	2,628	13,072
GPO Contracts (4 years)	2,200	1,617	583
Non-Competition Agreements (5-7 years)	1,043	1,043	—
Software (1-3 years)	400	394	6
Intellectual Property (7 years)	400	168	232
Supply Agreement	29	29	—

	$21,038	$5,879	$15,159

At March 31, 2009, intangible assets consisted of the following:

	Gross Carying Value	Accumulated Amortization	Total Net Book Value
Trademarks/Tradenames not subject to amortization	$1,266	$—	$1,266
Customer Relationships (20 years)	15,700	2,236	13,464
GPO Contracts (4 years)	2,200	1,342	858
Non-Competition Agreements (5-7 years)	1,043	1,043	—
Software (1-3 years)	400	363	37
Intellectual Property (7 years)	400	139	261
Supply Agreement	29	29	—

	$21,038	$5,152	$15,886

The Company recorded amortization expense related to the above amortizable intangible assets of $727 and $790 for the six months ended September 30, 2009 and 2008, respectively. The estimated aggregate amortization expense for the cumulative five years ending September 30, 2014 amounts to $4,746.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 6. LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2009	March 31, 2009
Revolving Credit Agreement (a)	$—	$17,537
Term Loan (a)	37,500	40,750
Industrial Revenue Bond (b)	1,540	1,720

	39,040	60,007

Less: current portion	10,110	6,860

Total long-term debt	$28,930	$53,147

(a) On October 17, 2006, the Company entered into a credit agreement with certain lenders and a bank acting as administration agent for the lenders (the “Credit Agreement”) and is described in more detail in Note 9 “Long-Term Debt” of “Notes to Consolidated Financial Statements” in the Company’s 2009 Annual Report on Form 10-K. The Credit Agreement, as amended April 7, 2009, provides for total borrowings of up to $85,000, consisting of i) a term loan with a principal amount of $65,000, and (ii) a revolving credit loan, which amounts may be borrowed, repaid and re-borrowed up to $20,000. The term loan has remaining quarterly payments of: $1,625 for each installment date from September 30, 2009 through March 31, 2010, $3,250 for each installment date from June 30, 2010 through March 31, 2011, $5,325 for each installment date from June 30, 2011 through September 30, 2011 and the remaining principal amount outstanding is due on December 31, 2011. Both the term loan and revolving credit loan bear interest as established by the Credit Agreement. The average interest rate on the term loan approximated 2.9% and 3.7%, during the six months ended September 30, 2009 and 2008, respectively, and the average interest rate on the revolving credit loan approximated 2.2% and 5.0%, during the six months ended September 30, 2009 and 2008, respectively. The Company’s availability under the revolving credit loan amounts to $20,000 as of September 30, 2009.

Borrowings under this agreement are collateralized by substantially all of the assets of the Company, and the agreement contains certain restrictive covenants, which, among other matters, impose limitations with respect to the incurrence of liens, guarantees, mergers, acquisitions, capital expenditures, specified sales of assets and prohibits the payment of dividends. The Company is also required to maintain various financial ratios which are measured quarterly. As of September 30, 2009, the Company is in compliance with all such covenants and financial ratios.

(b) Amounts payable represent principal payments due in connection with the issuance and sale by The Buncombe County Industrial Facilities and Pollution Control Financing Authority of its $5,500 Industrial Development Revenue Bonds (Medical Action Industries Inc. Project), Series 1997 (the “Bonds”). Principal payments are due and payable in 60 consecutive quarterly

Item 1.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 6. (continued)

installments of $90 commencing October 1, 1998 and ending July 1, 2013 with a final maturity payment of $190. The Bonds bear interest at a variable rate, determined weekly. The average interest rate on the Bonds approximated 0.7% and 2.3%, during the six months ended September 30, 2009 and 2008, respectively.

Note 7. STOCK-BASED COMPENSATION PLANS

The Company has various stock-based compensation plans, which are more fully described in Note 11 “Shareholders’ Equity and Stock Plans” of “Notes to Consolidated Financial Statements” in the Company’s 2009 Annual Report on Form 10-K.

The Company recognized stock-based compensation (exclusive of deferred tax benefits) for awards granted under the Company’s Stock Option Plans in the following line items in the Consolidated Statements of Operations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Cost of sales	$49	$72	$103	$124
Selling, general and administrative expenses	526	350	753	664

Stock-based compensation expense before income tax benefits	$575	$422	$856	$788

Net income was impacted by $346 (after tax) and $515 (after tax), or $.02 and $.03 per diluted share, in stock-based compensation expense for the three and six months ended September 30, 2009, respectively, and $258 (after tax) and $482 (after tax), or $.02 and $.03 per diluted share, in stock-based compensation expense for the three and six months ended September 30, 2008, respectively.

The Company granted 313,000 stock options to employees during the six months ended September 30, 2009, which, vest 25% during the six months ended September 2011, 25% during the six months ended September 2012 and 50% during the six months ended September 2013, expire 10 years from date of issuance (during the six months ended September 2019), have a weighted average exercise price equal to $10.62, have a weighted average remaining contractual term of 9.6 years and have a weighted average grant date fair value of $5.66 per share determined based upon a Black-Scholes valuation model (refer to the table below for assumptions used to determine fair value). In addition to the above employee stock option grants, the Company granted 30,000 stock options to members of the Company’s board of directors during the six months ended September 30, 2009, which, became fully vested upon issuance, have a weighted average exercise price equal to $12.59, have a weighted average remaining contractual term of 9.9 years and weighted average grant date fair value of $6.58 per share determined based upon a Black-Scholes valuation model (refer to the table below for assumptions used to determine fair value).

Item 1.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 7. (continued)

The Company granted 248,500 stock options to employees during the six months ended September 30, 2008, which, vest 25% during the six months ended September 2009, 25% during the six months ended September 2010 and 50% during the six months ended September 2011, expire 10 years from date of issuance (during the six months ended September 2018), have a weighted average exercise price equal to $15.88, have a weighted average remaining contractual term of 8.6 years and have a weighted average grant date fair value of $5.70 per share determined based upon a Black-Scholes valuation model (refer to the table below for assumptions used to determine fair value). In addition to the above employee option grants, the Company granted 12,500 stock options to members of the Company’s board of directors during the six months ended September 30, 2008, which, became fully vested upon issuance, have a weighted average exercise price equal to $13.25, have a weighted average remaining contractual term of 8.9 years and weighted average grant date fair value of $5.46 per share determined based upon a Black-Scholes valuation model (refer to the table below for assumptions used to determine fair value).

The fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model granted during the respective periods were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Dividend yield	0%	0%	0%	0%
Weighted-average expected volatility	57.1%	38.3%	56.4%	35.7%
Risk-free interest rate	3.5%	3.9%	3.5%	3.9%
Expected life of options (in years)	5.0	5.3	5.3	5.3
Fair value of options granted	$6.58	$5.21	$5.74	$6.28

The following is a summary of restricted stock activity in our 1994 Stock Incentive Plan for the six months ended September 30, 2009:

	Shares	Weighted Average Grant Price
Non-Vested at April 1, 2009	27,186	$14.87
Vested	(469)	15.31
Cancelled	(12,656)	14.81

Non-Vested at September 30, 2009	14,061	$14.90

Grants of restricted stock are common stock awards granted to recipients with specified vesting provisions. The restricted stock issued vests based upon the recipients continued service over time (five-year vesting period). The Company estimates the fair value of restricted stock based on the Company’s closing stock price on the date of grant.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 7. (continued)

The following is a summary of the changes in outstanding options for all of the Company’s plans during the six months ended September 30, 2009:

	Shares	Weighted Average Exercise Price	Remaining Weighted Average Contract Life (Years)	Aggregate Intrinsic Value
Outstanding at April 1, 2009	1,515,062	$12.85	6.1	$665
Granted	343,000	10.80
Exercised	(65,625)	10.22
Forfeited	(188,063)	14.72

Outstanding at September 30, 2009	1,604,374	$12.30	6.4	$2,534

Options exercisable at September 30, 2009	1,049,800	$11.48	5.0	$2,076

The total intrinsic value of options exercised during the six months ended September 30, 2009 and 2008 was $153 and $44, respectively. As of September 30, 2009, there was approximately $3,485 of total ASC 718 Compensation—Stock Compensation (formerly SFAS No. 123R) unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Company’s plans and that cost is expected to be recognized over a period of 2.0 years.

The following is a summary of the changes in non-vested stock options for the six months ended September 30, 2009:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at April 1, 2009	453,800	$7.05
Granted	343,000	5.74
Forfeited	(61,125)	6.58
Vested	(181,100)	6.92

Non-vested shares at September 30, 2009	554,575	$6.28

Item 1.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 8. INCOME TAXES

The Company’s provision for income taxes as a percentage of pretax earnings from continuing operations (“effective tax rate”) was 39.8% for the six months ended September 30, 2009, as compared to 37.3% for the six months ended September 30, 2008. Generally, fluctuations in the effective tax rate are primarily due to changes within state effective tax rates resulting from the Company’s business mix and changes in the tax impact of special items and other discrete items, which may have unique tax implications depending on the nature of the item.

In accordance with the provisions of ASC 740 Income Taxes (formerly FIN 48), we recognize in our financial statements only those tax positions that meet the more-likely-than-not-recognition threshold. We establish tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in our consolidated statements of operations. Our accrual for interest and penalties was $21 upon adoption of ASC 740 and at September 30, 2009.

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

Note 9. NET INCOME PER SHARE

Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common shares. Diluted earnings per share are based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average prices during the periods. Excluded from the calculation of earnings per share are options to purchase 564,500 and 880,500 shares for the three and six months ended September 30, 2009, respectively and 694,500 and 646,500 shares for the three and six months ended September 30, 2008, respectively, as their inclusion would not have been dilutive.

The following is a reconciliation of the numerator and denominator of the basic and diluted net earnings per share computations for the six months ended September 30, 2009 and 2008, respectively.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 9. (continued)

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008

Numerator :
Net income for basic and dilutive earnings per share	$3,987	$480	$7,637	$3,026

Denominator :
Denominator for basic earnings per share - weighted average shares	16,050,080	16,024,494	16,040,648	16,022,578

Effect of dilutive securities:
Employee and director stock options	150,646	175,585	114,597	209,605

Denominator for diluted earnings per share - adjusted weighted average shares	16,200,726	16,200,079	16,155,245	16,232,183

Net income per share, basic	$0.25	$0.03	$0.48	$0.19

Net income per share, diluted	$0.25	$0.03	$0.48	$0.19

Note 10. SHAREHOLDERS’ EQUITY

Additional paid-in capital, net amounted to $30,203 and $28,602 at September 30, 2009 and March 31, 2009, respectively. The increase of $1,601 is comprised primarily of stock-based compensation of $856, proceeds from the exercise of stock options of $671 and tax benefit from the exercise of stock options of $60.

For the three and six months ended September 30, 2009, 54,625 and 65,625 stock options were exercised by employees of the Company in accordance with the Company’s various plans. The exercise price of the options exercised ranged from $ 2.67 per share to $12.25 per share for the three and six months ended September 30, 2009. The net cash proceeds from these exercises amounted to $592 and $671 for the three and six months ended September 30, 2009, respectively.

For the three and six months ended September 30, 2008, 7,500 stock options were exercised by a board member of the Company in accordance with the Company’s 1996 Non-Employee Director Stock Option Plan. The exercise price of the options exercised ranged from $10.89 per share to $12.54 per share for the three and six months ended September 30, 2008. The net cash proceeds from these exercises amounted to $88 for the three and six months ended September 30, 2008.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 11. OTHER MATTERS

The Company is involved in one product liability case, which is covered by insurance. While the result of the lawsuit cannot be predicted with certainty, management does not expect that the ultimate liability, if any, will have a material adverse effect on the financial position or results of operations of the Company.

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

Item 2.

Three Months ended September 30, 2009 compared to Three Months ended September 30, 2008

Overview

All dollar amounts presented in our Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands, except per share data. The following table sets forth certain operational data and operational data as a percentage of net sales for the periods indicated:

	Three Months ended September 30,
	2009		2008
Net sales	$75,060	100.0%	$73,824	100.0%
Gross profit	$17,229	23.0%	$11,272	15.3%
Selling, general and administrative expenses	$10,243	13.6%	$9,923	13.4%
Income before income taxes	$6,623	8.8%	$720	1.0%
Net income	$3,987	5.3%	$480	0.7%

The Company’s revenues increased by $1,236 or 1.7% to $75,060 for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. The increase in revenue is comprised of price/sales mix increases of $1,032 and net unit volume increases of $204.

The price/sales mix increases were primarily from gains in the minor procedure kits and trays, patient bedside utensils and dressings and surgical sponges product categories.

Gross profit increases in both dollars and as a percentage of net sales were primarily the result of a decline in resin prices, the increase in net sales, decreased outbound freight costs and decreased costs of products sourced from foreign suppliers. These improvements more than offset the net increase in inefficiencies in our manufacturing facilities.

Selling, general and administrative expenses were consistent with the prior year period in terms of dollars but increased as a percentage of net sales.

Item 2.

Results of Operations

The following table sets forth the major sales variance components for the quarter ended September 30, 2009 versus September 30, 2008:

Three months ended September 30, 2008 net sales	$73,824
Volume of existing products, net	204
Price/sales mix, net	1,032

Three months ended September 30, 2009 net sales	$75,060

Net sales for the three months ended September 30, 2009 increased $1,236 or 1.7% to $75,060 from $73,824 for the three months ended September 30, 2008. The following table sets forth the components of the increase in net sales as well as percent increases or decreases in unit sales and average selling prices by significant product classes for the three months ended September 30, 2009 compared to the three months ended September 30, 2008:

	Net Sales $ increase (decrease)	Unit Sales % increase (decrease)	Average Selling Price % increase (decrease)
Patient Bedside Utensils	$1,567	2.3%	6.5%
Containment Systems for Medical Waste	321	3.5%	(0.9)%
Minor Procedure Kits and Trays	43	(7.2)%	8.0%
Laboratory Products	(66)	0.9%	(1.7)%
Dressings and Surgical Sponges	(468)	(16.7)%	4.8%
Operating Room Disposables and Sterilization Products	(578)	(1.6)%	(2.6)%
Other, net	417	not meaningful	not meaningful

	$1,236

The net unit volume increases of patient bedside utensils and containment systems for medical waste product categories were partially offset by losses in the operating room disposables and sterilization products (predominantly disposable operating room towels and slippers) and dressings and surgical sponges (predominantly disposable laparatomy sponges) product categories.

Management believes that the declines are attributable to an increase in competitive pressures, a decline in hospital admission rates and elective surgeries and the termination of certain supply contracts. These net unit volume declines were more than offset by volume increases primarily from our patient bedside utensils and containment systems for medical waste product categories which resulted from greater domestic market penetration and the fulfillment of backorder positions on certain products.

Item 2.

The price/sales mix increases were primarily from an increase in the average selling prices of our minor procedure kits and trays product category, patient bedside utensils product category, our disposable operating room towels products within the operating room disposables and sterilization products product category and our disposable laparotomy sponges products within our dressings and surgical sponges product category. The increase in average selling prices of certain patient bedside utensils products was due primarily to price increases implemented to recover a portion of the increases in plastic resin and certain sourced products (the primary raw material utilized in the manufacture of these products). The increase in the average selling prices of certain disposable operating room towels and disposable laparotomy sponges products was due primarily to the termination of certain sales agreements that, in management’s assessment, were at unacceptable pricing levels. The termination of these agreements resulted in a decline of $1,261 in net sales with only a negligible impact on profitability for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

The containment systems for medical waste, patient bedside utensils and laboratory product categories represent approximately 50% of the Company’s revenue. The primary raw material utilized in the manufacture of these categories is plastic resin. In recent years, world events have caused the cost of plastic resin to increase and be extremely volatile. While the cost of plastic resin has declined from its peak levels reached during the month of July 2008, the volatility associated with resin costs and product acquisition costs from foreign suppliers may continue for the foreseeable future. In the past, the Company has been able, from time to time, to increase selling prices for certain of the products within these categories to recover a portion of the increased cost. However, the Company is unable to give any assurance that it will be able to pass along future cost increases to its customers, if necessary. It is anticipated that the Company will purchase approximately 50,000,000 pounds of resin during fiscal 2010. Each $.01 fluctuation could impact cost of goods sold by $500 on an annualized basis.

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

Historically, the Company has participated in several reverse auctions and bid processes in order to achieve renewal of certain major group purchasing agreements. During the three months ended September 30, 2009, the Company extended certain major group purchasing agreements. No significant new agreements were added. The Company anticipates participating in reverse auctions or similar bid processes as deemed necessary during the remainder of fiscal 2010.

Item 2.

The following table sets forth sales, cost of sales and selling, general and administrative expense data for the periods indicated:

	Three Months ended September 30,
	2009	2008
Net sales	$75,060	$73,824
Cost of sales	$57,831	$62,552
Gross profit	$17,229	$11,272
Gross profit percentage	23.0%	15.3%
Selling, general and administrative expenses	$10,243	$9,923
As percentage of net sales	13.6%	13.4%

Gross profit for the three months ended September 30, 2009 increased $5,957 or 52.8% to $17,229 from $11,272 for the three months ended September 30, 2008. Gross profit as a percentage of net sales for the three months ended September 30, 2009 increased to 23.0% from 15.3% for the three months ended September 30, 2008. Gross profit increased as a result of decreased resin costs of $2,869, increased net sales of $1,929, decreased outbound freight costs of $1,236 and decreased costs of products sourced from foreign suppliers, principally from China, of $1,008. These increases were partially offset by net increases in inefficiencies in our manufacturing facilities of $1,128.

Many of the Company’s products are produced from petroleum derived raw materials such as plastic resin. The Company also bears the cost of both inbound and outbound freight shipments of raw materials and finished products, which are significantly impacted by the cost of oil. The cost of crude oil has declined significantly from its peak levels reached during the month of September 2008. Consequently, the Company has experienced the benefits from lower plastic resin costs during the three months ended September 30, 2009 as much of the resin that was used in production during this period was purchased at a lower average cost than resin used during the three months ended September 30, 2008.

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

Selling, general and administrative expenses for the three months ended September 30, 2009 increased to $10,243 from $9,923 for the three months ended September 30, 2008. As a percentage of net sales, selling, general and administrative expenses increased to 13.6% for the three months ended September 30, 2009 from 13.4% for the three months ended September 30, 2008 as a result of increases in sales commissions and stock-based compensation which were partially offset by declines in salaries and insurance costs.

Item 2.

Distribution expenses (which are included in selling, general and administrative expenses) decreased $109 to $1,910 for the three months ended September 30, 2009 as compared to $2,019 for the three months ended September 30, 2008. The decrease in distribution expenses was primarily due to decreased labor costs, primarily temporary labor and overtime expenses, as a result of increased labor efficiencies.

Interest expense for the three months ended September 30, 2009 decreased to $364 from $631 for the three months ended September 30, 2008. The decrease in interest expense was attributable to a net decrease in the average principal loan balances outstanding and a decrease in interest rates during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.

Income tax expense amounted to $2,636 and $240 for the three months ended September 30, 2009 and 2008, respectively. Income tax expense as a percent of income before income taxes was 39.8% and 33.3% for the three months ended September 30, 2009 and 2008, respectively. The increase in the tax rate was the result of a change in state apportionment factors and an increase in our federal statutory rate resulting from the increase in profitability.

Net income for the three months ended September 30, 2009 increased to $3,987 from $480 for the three months ended September 30, 2008. The increase in net income is attributable to the aforementioned increase in gross profit, which was partially offset by an increase in income tax expense and selling, general and administrative expenses.

Six Months ended September 30, 2009 compared to Six Months ended September 30, 2008

Overview

All dollar amounts presented in our Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands, except per share data. The following table sets forth certain operational data and operational data as a percentage of net sales for the periods indicated:

	Six Months ended September 30,
	2009		2008
Net sales	$145,747	100.0%	$151,219	100.0%
Gross profit	$34,151	23.4%	$26,322	17.4%
Selling, general and administrative expenses	$20,632	14.2%	$20,384	13.5%
Income before income taxes	$12,686	8.7%	$4,825	3.2%

The Company’s revenues decreased by $5,472 or 3.8% to $145,747 for the six months ended September 30, 2009 as compared to the six months ended September 30, 2008. The decrease in revenue is comprised of net unit volume decreases of $5,480 partially offset by price/sales mix increases of $8.

Item 2.

The net unit volume decreases were primarily from losses in the operating room disposables and sterilization products, laboratory products, dressings and surgical sponges and patient bedside utensils product categories.

Gross profit increases in both dollars and as a percentage of net sales were primarily the result of a decline in resin prices, decreased outbound freight costs, and decreased costs of products sourced from foreign suppliers. These improvements more than offset the declines in gross profit dollars associated with the decrease in net sales.

Selling, general and administrative expenses were consistent with the prior year period in terms of dollars but increased as a percentage of net sales principally due to the decline in net sales.

Results of Operations

The following table sets forth the major sales variance components for the six months ended September 30, 2009 versus September 30, 2008:

Six months ended September 30, 2008 net sales	$151,219
Volume of existing products, net	(5,480)
Price/sales mix, net	8

Six months ended September 30, 2009 net sales	$145,747

Net sales for the six months ended September 30, 2009 decreased $5,472 or 3.6% to $145,747 from $151,219 for the six months ended September 30, 2008. The following table sets forth the components of the decrease in net sales as well as percent increases or decreases in unit sales and average selling prices by significant product classes for the six months ended September 30, 2009 compared to the six months ended September 30, 2008:

	Net Sales $ increase (decrease)	Unit Sales % increase (decrease)	Average Selling Price % increase (decrease)
Containment Systems for Medical Waste	$1,019	5.2%	(1.2)%
Minor Procedure Kits and Trays	307	(6.1)%	7.4%
Patient Bedside Utensils	(708)	(6.5)%	4.9%
Dressings and Surgical Sponges	(1,107)	(15.0)%	1.2%
Laboratory Products	(1,736)	(10.4)%	0.5%
Operating Room Disposables and Sterilization Products	(4,001)	(9.3)%	(4.3)%
Other, net	754	not meaningful	not meaningful

	$(5,472)

Item 2.

The net unit volume decrease resulted primarily from losses in the operating room disposables and sterilization products (predominantly disposable operating room towels and crutches), laboratory products (predominantly petri dishes), dressings and surgical sponges (predominantly disposable laparatomy sponges) and patient beside utensils (predominantly urinals) product categories.

Management believes that the declines are attributable to a fluctuation in customer ordering patterns particularly impacting our operating room disposables and sterilization products and dressings and surgical sponges product categories, an increase in competitive pressures, a decline in hospital admission rates and elective surgeries, back order positions on certain products and the termination of certain sales agreements. The termination of these agreements negatively impacted the sales of disposable operating room towels and disposable laparatomy sponges in the amount of $2,411, urinals in the amount of $1,042, and crutches in the amount of $700 for the six months ended September 30, 2009 versus the six months ended September 30, 2008. These net unit volume declines were partially offset by volume increases primarily from our minor procedure kits and trays and containment systems for medical waste product categories which resulted from greater domestic market penetration.

The price/sales mix increases were primarily from a change in the sales mix of our minor procedure kits and trays product category.

The containment systems for medical waste, patient bedside utensils and laboratory product categories represent approximately 50% of the Company’s revenue. The primary raw material utilized in the manufacture of these categories is plastic resin. In recent years, world events have caused the cost of plastic resin to increase and be extremely volatile. While the cost of plastic resin has declined from its peak levels reached during the month of September 2008, the volatility associated with resin costs and product acquisition costs from foreign suppliers may continue for the foreseeable future. In the past, the Company has been able, from time to time, to increase selling prices for certain of the products within these categories to recover a portion of the increased cost. However, the Company is unable to give any assurance that it will be able to pass along future cost increases to its customers, if necessary. It is anticipated that the Company will purchase approximately 50,000,000 pounds of resin during fiscal 2010. Each $.01 fluctuation could impact cost of goods sold by $500 on an annualized basis.

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

Historically, the Company has participated in several reverse auctions and bid processes in order to achieve renewal of certain major group purchasing agreements. During the six months ended September 30, 2009, the Company extended certain major group purchasing agreements. No significant new agreements were added. The Company anticipates participating in reverse auctions or similar bid processes as deemed necessary during the remainder of fiscal 2010.

Item 2.

The following table sets forth sales, cost of sales and selling, general and administrative expense data for the periods indicated:

	Six Months ended September 30,
	2009	2008
Net sales	$145,747	$151,219
Cost of sales	$111,596	$124,897
Gross profit	$34,151	$26,322
Gross profit percentage	23.4%	17.4%
Selling, general and administrative expenses	$20,632	$20,384
As percentage of net sales	14.2%	13.5%

Gross profit for the six months ended September 30, 2009 increased $7,829 or 29.7% to $34,151 from $26,322 for the six months ended September 30, 2008. Gross profit as a percentage of net sales for the six months ended September 30, 2009 increased to 23.4% from 17.4% for the six months ended September 30, 2008. Gross profit increased as a result of decreased resin costs of $6,244, decreased outbound freight costs of $2,480 and decreased costs of products sourced from foreign suppliers, principally from China, of $1,166. These increases were partially offset by net increases in inefficiencies in our manufacturing facilities of $1,140, a decrease of approximately $630 resulting from a decline in unit volume and average selling prices as well as a change in the mix of products sold and an increase of $291 in inventory obsolescence.

Many of the Company’s products are produced from petroleum derived raw materials such as plastic resin. The Company also bears the cost of both inbound and outbound freight shipments of raw materials and finished products, which are significantly impacted by the cost of oil. The cost of crude oil has declined significantly from its peak levels reached during the month of September 2008. Consequently, the Company has experienced the benefits from lower plastic resin costs during the six months ended September 30, 2009 as much of the resin that was used in production during this period was purchased at a lower average cost than resin used during the six months ended September 30, 2008.

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

Selling, general and administrative expenses for the six months ended September 30, 2009 increased to $20,632 from $20,384 for the six months ended September 30, 2008. As a percentage of net sales, selling, general and administrative expenses increased to 14.2% for the six months ended September 30, 2009 from 13.5% for the six months ended September 30, 2008 as a result of increases in salaries, sales commissions and depreciation which was partially offset by declines in recruiting and insurance costs.

Distribution expenses (which are included in selling, general and administrative expenses) decreased $296 to $3,741 for the six months ended September 30, 2009 as compared to $4,037 for

Item 2.

the six months ended September 30, 2008. The decrease in distribution expenses was primarily due to decreased labor costs, primarily temporary labor and overtime expenses, as a result of the increased labor efficiencies.

Interest expense for the six months ended September 30, 2009 decreased to $834 from $1,116 for the six months ended September 30, 2008. The decrease in interest expense was attributable to a net decrease in the average principal loan balances outstanding and a decrease in interest rates during the six months ended September 30, 2009 as compared to the six months ended September 30, 2008.

Income tax expense amounted to $5,049 and $1,799 for the six months ended September 30, 2009 and 2008, respectively. Income tax expense as a percent of income before income taxes was 39.8% and 37.3% for the six months ended September 30, 2009 and 2008, respectively. The increase in the tax rate was the result of a change in state apportionment factors and an increase in our federal statutory rate resulting from the increase in profitability.

Net income for the six months ended September 30, 2009 increased to $7,637 from $3,026 for the six months ended September 30, 2008. The increase in net income is attributable to the aforementioned increase in gross profit, which was partially offset by an increase in income tax expense and selling, general and administrative expenses.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents increased as follows for the six months ended September 30:

	2009	2008
Cash provided by (used in) operating activities	$25,444	$(1,284)
Cash used in investing activities	(2,778)	(7,828)
Cash (used in) provided by financing activities	(20,331)	9,179
Increase in cash and cash equivalents	2,335	67

Historically, the Company’s primary sources of liquidity and capital resources have included cash provided by operations and the use of available borrowing facilities while the primary uses of liquidity and capital resources have included acquisitions, capital expenditures and payments on debt.

Cash provided by operating activities during the six months ended September 30, 2009 is primarily comprised of income from operations of $7,637, depreciation and amortization of $3,421, declines in (i) inventories of $7,920, (ii) prepaid income taxes of $1,357 and (iii) accrued expenses of $1,156 and an increase in accounts payable of $3,097. The cash provided by operating activities was used to fund the payment of debt as well as working capital requirements and the cost of capital expenditures.

Item 2.

Cash used in investing activities during the six months ended September 30, 2009 consisted solely of purchases of property, plant and equipment. The majority of these capital expenditures related to machinery and equipment for our injection molding facility located in Gallaway, Tennessee. The Company’s credit facilities contain certain covenants and restrictions, which include limitations on capital expenditures. During the year ended March 31, 2010, the Company is permitted under the terms of its credit agreements, to spend up to $4,000 on capital expenditures. Management expects to spend substantially all monies permissible for capital expenditures on machinery and equipment to improve production efficiencies at the Company’s manufacturing facilities.

Cash used in financing activities during the six months ended September 30, 2009 consisted primarily of payments on the Company’s credit facilities. During the six months ended September 30, 2009, the Company reduced its term loan by $3,250 and its revolving credit loan by $17,537.

Financial Position

The following table sets forth certain liquidity and capital resources data for the periods indicated:

	September 30, 2009	March 31, 2009
	(Unaudited)
Cash and Cash Equivalents	$5,794	$3,459
Accounts Receivable, net	$20,727	$21,459
Days Sales Outstanding	26.2	27.7
Inventories, net	$35,301	$43,221
Inventory Turnover	5.7	6.7
Current Assets	$67,430	$74,543
Working Capital	$34,244	$48,811
Current Ratio	2.0	2.9
Total Borrowings	$39,040	$60,007
Shareholder’s Equity	$131,243	$122,005
Debt to Equity Ratio	0.30	0.49

The Company is committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital and generating cash flows necessary to meet operating requirements. Total borrowings outstanding were $39,040 with a debt to equity ratio of .30:1 at September 30, 2009 as compared to $60,007 with a debt to equity ratio of .49:1 at March 31, 2009. Cash and cash equivalents at September 30, 2009 were $5,794 and the Company had $20,000 available for borrowing under its revolving credit loan.

Working capital at September 30, 2009 was $34,244 compared to $48,811 at March 31, 2009, and the current ratio at September 30, 2009 was 2.0:1 compared to 2.9:1 at March 31, 2009. The decrease in working capital is primarily due to the declines in inventories, prepaid income taxes and accounts receivable as well as increases in accounts payable and the current portion of long-term debt.

Item 2.

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

Borrowing Arrangements

On October 17, 2006, the Company entered into a credit agreement with certain lenders and a bank acting as administration agent for the lenders (the “Credit Agreement”) and is described in more detail in Note 9 “Long-Term Debt” of the Company’s “Notes to Consolidated Financial Statements” in the Company’s 2009 Annual Report on Form 10-K. The Credit Agreement, as amended April 7, 2009, provides for total borrowings of up to $85,000, consisting of (i) a term loan with a principal amount of $65,000, and (ii) a revolving credit loan, which amounts may be borrowed, repaid and re-borrowed up to $20,000.

Borrowings under this agreement are collateralized by substantially all the assets of the Company, and the agreement contains certain restrictive covenants, which, among other matters, impose limitations with respect to the incurrence of liens, guarantees, mergers, acquisitions, capital expenditures, specified sales of assets and prohibits the payment of dividends. The Company is also required to maintain various financial ratios which are measured quarterly. As of September 30, 2009, the Company is in compliance with all such covenants and financial ratios.

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity. At September 30, 2009, such obligations and commitments are as follows:

	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Principal payments of long-term debt	$39,040	$10,110	$28,470	$460	$—
Purchase Obligations	4,893	4,893	—	—	—
Operating Leases	785	558	212	15	—
Defined Benefit Plan Payments	451	36	72	91	252
Capital Lease	4	4	—	—	—

Total Contractual Obligations	$45,173	$15,601	$28,754	$566	$252

The Company believes that the anticipated future cash flow from operations, coupled with its cash on hand and available funds under its revolving credit loan will be sufficient to meet working capital requirements. Although we have borrowing capacity on our revolving credit loan, cash on hand and anticipate future cash flows from operations, we may be limited in our ability to allocate funds for

Item 2.

purposes such as potential acquisitions, capital expenditures, marketing, development and other general corporate purposes. In addition, we may be limited in our flexibility in planning for, or responding to, changing conditions in our business and our industry, making us more vulnerable to general economic downturns and adverse developments in our business.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the alternate base rate of interest plus a spread of up to 1%, or at LIBOR rate plus a spread of up to 1 1/2%. The spread over the alternate base rate and LIBOR rates is determined based upon the Company’s performance with regard to agreed-upon financial ratios. The Company decides at its sole discretion as to whether borrowings will be at the alternate base rate or LIBOR. At September 30, 2009, $37,500 was outstanding under the credit facility. Changes in the alternate base rates or LIBOR rates during fiscal 2010 will have a positive or negative effect on the Company’s interest expense. Each 1% fluctuation in the interest rate will increase or decrease interest expense for the Company by approximately $375 on an annualized basis.

In addition, the Company is exposed to interest rate change market risk with respect to the proceeds received from the issuance and sale by the Buncombe County Industrial and Pollution Control Financing Authority Industrial Development Revenue Bonds (the “Bonds”). At September 30, 2009, $1,540 was outstanding for these Bonds. The Bonds bear interest at a variable rate determined weekly. During the six months ended September 30, 2009, the average interest rate on the Bonds approximated 0.7%. Each 1% fluctuation in interest rates will increase or decrease the interest expense on the Bonds by approximately $15 on an annualized basis.

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

Item 4.

Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As indicated in the certifications in Exhibit 32.1 and 32.2 of this report, our Chief Executive Officer

Item 4.

and our Chief Financial Officer, with the assistance of other members of management, have evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15 (e) and 15d-15(e)). Based upon the evaluation of our disclosure controls and procedures required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in this quarterly report is made known to them by others on a timely basis.

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

Change to Internal Control over Financial Reporting

We are involved in ongoing evaluations of internal controls. In anticipation of the filing of this Form 10-Q, our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, reviewed our internal controls and have determined, based on such review, that there have been no changes in internal controls over financial reporting during the six months ended September 30, 2009 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

MEDICAL ACTION INDUSTRIES INC.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings against the company or in which any of its property is subject.

Item 1A.	Risk Factors

Additional Risk Factors

There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

A.	The Registrant held its Annual Meeting of Stockholders on August 13, 2009.

B.	Two Directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2011. The names of the Directors and votes cast in favor of their election and votes withheld are as follows:

Name	Votes for	Votes Withheld
Henry A. Berling	8,706,635	5,413,863
Richard G. Satin	12,175,716	1,942,493

C.	The stockholders approved a proposal to ratify the amendment to the Company’s 1996 Non-Employee Director Stock Option Plan; 9,481,328 shares voted in favor of the proposal, 1,588,421 shares voted against and 653,708 shares abstaining from voting.

D.	The stockholders also approved a proposal to ratify the appointment of Grant Thornton LLP as independent certified public accountants of the Company for fiscal year ended March 31, 2010; 13,965,045 shares voted in favor of the proposal, 147,451 shares voted against and 7,611 shares abstaining from voting.

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1 and 31.2 – Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1 and 32.2 – Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Current Report on Form 8-K dated August 6, 2009, covering Item 7.01 – Results of Operations and Financial Condition and Item 9.01 – Financial Statements and Exhibits

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 5, 2009	By:	/s/ Charles L. Kelly, Jr.
Charles L. Kelly, Jr.
Chief Financial Officer