Form 10-Q
period 2009-12-31
MEDICAL ACTION INDUSTRIES INC
filed 2010-02-04
CIK 748270

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 16,299,878 shares of common stock as of February 4, 2010.

FORM 10-Q

Item 1.

MEDICAL ACTION INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31, 2009	March 31, 2009
	(Unaudited)
Current Assets
Cash and cash equivalents	$8,504	$3,459
Accounts receivable, less allowance for doubtful accounts of $717 at December 31, 2009 and $663 at March 31, 2009	17,285	21,459
Inventories, net	36,554	43,221
Prepaid expenses	1,255	906
Deferred income taxes	2,306	2,448
Prepaid income taxes	570	2,584
Other current assets	277	466

Total Current Assets	66,751	74,543

Property, plant and equipment, net of accumulated depreciation	40,344	40,313
Goodwill	80,699	80,699
Other intangible assets, net	14,805	15,886
Other assets, net	3,885	3,725

Total Assets	$206,484	$215,166

Current Liabilities
Accounts payable	$13,940	$8,190
Accrued expenses	12,526	10,643
Current portion of capital lease obligations	—	39
Current portion of long-term debt	11,735	6,860

Total Current Liabilities	38,201	25,732
Deferred income taxes	14,282	14,282
Long-term debt, less current portion	17,590	53,147

Total Liabilities	70,073	93,161

Shareholders’ Equity

Common stock - 40,000,000 shares authorized, $.001 par value; issued and outstanding 16,157,380 shares at December 31, 2009 and 16,028,161 shares at March 31, 2009	16	16
Additional paid-in capital	31,361	28,602
Accumulated other comprehensive loss	(267)	(267)
Retained earnings	105,301	93,654

Total Shareholders’ Equity	136,411	122,005

Total Liabilities and Shareholders’ Equity	$206,484	$215,166

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands except per share data)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008

Net sales	$73,176	$71,995	$218,923	$223,214

Cost of sales	55,961	61,912	167,557	186,809

Gross profit	17,215	10,083	51,366	36,405

Selling, general and administrative expenses	10,262	8,886	30,894	29,270
Interest expense	290	945	1,124	2,061
Interest income	(1)	—	(2)	(3)

Income before income taxes	6,664	252	19,350	5,077
Income tax expense	2,654	95	7,703	1,894

Net income	$4,010	$157	$11,647	$3,183

Net income per share basic	$0.25	$0.01	$0.72	$0.20

Net income per share diluted	$0.25	$0.01	$0.72	$0.20

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Nine Months Ended December 31,
	2009	2008
Cash flows from operating activities:
Net Income	$11,647	$3,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,487	3,031
Amortization	1,654	1,765
Provision for doubtful accounts	54	61
Deferred income taxes	(8)	—
Stock-based compensation	1,173	1,112
Excess tax liability from stock-based compensation	150	(376)
Loss on sale of property and equipment	44	—
Tax benefit from exercise of employee stock options	262	20
Changes in operating assets and liabilities:
Accounts receivable	4,120	4,159
Inventories	6,667	(7,783)
Prepaid expenses and other current assets	(515)	(837)
Other assets	(377)	(91)
Accounts payable	5,750	(1,299)
Prepaid income taxes	2,014	1,590
Accrued expenses	1,896	477

Net cash provided by operating activities	38,018	5,012

Cash flows from investing activities:
Purchase price and related acquisition costs	—	(922)
Purchases of property, plant and equipment	(3,570)	(10,417)
Proceeds from sale of property, plant and equipment	8	—

Net cash used in investing activities	(3,562)	(11,339)

Cash flows from financing activities:
Proceeds from revolving line of credit and long-term borrowings	12,850	58,440
Principal payments on revolving line of credit and long-term borrowings	(43,532)	(49,967)
Principal payments on capital lease obligations	(39)	—
Proceeds from exercise of employee stock options	1,310	88

Net cash (used in) provided by financing activities	(29,411)	8,561

Net increase in cash and cash equivalents	5,045	2,234
Cash and cash equivalents at beginning of period	3,459	2,104

Cash and cash equivalents at end of period	$8,504	$4,338

Supplemental disclosures:
Interest paid	$1,124	$2,088
Income taxes paid	$5,285	$713

The accompanying notes are an integral part of these financial statements.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of Medical Action Industries Inc. (“Medical Action” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ended March 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Company’s 2009 Annual Report on Form 10-K.

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

Note 2. IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards

In June 2009, the Financial Accounting Standards Board “FASB” issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “FASB Codification”), which is effective for the Company July 1, 2009. The FASB Codification does not alter current US GAAP, but rather integrates existing accounting standards with other authoritative guidance. Under the FASB Codification there is a single source of authoritative US GAAP for non-governmental entities and this has superseded all other previously issued non-SEC accounting and reporting guidance.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. (continued)

The adoption of the FASB Codification did not have a material impact on the Company’s consolidated financial statements.

Business Combinations

Effective April 1, 2009, the Company adopted a new accounting standard included in ASC 805, Business Combinations. The new standard applies to all transactions or other events in which an entity obtains control of one or more businesses. Additionally, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement date for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination. The Company’s adoption of the new accounting standard did not have a material effect on the Company’s consolidated financial statements or results of operations, as the Company did not complete any business combinations during the nine months ended December 31, 2009. The adoption of this standard will have an impact on the Company’s accounting and disclosure practices for any future business combinations.

Non-Controlling Interests in Consolidated Financial Statements

Effective April 1, 2009, the Company adopted a new accounting standard included in ASC 810, Consolidations. The new accounting standard establishes accounting and reporting standards for the non-controlling interest (or minority interests) in a subsidiary and for the deconsolidation of a subsidiary by requiring all non-controlling interests in subsidiaries be reported in the same way, as equity in the consolidated financial statements. As such, this guidance has eliminated the diversity in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. The Company’s adoption of this new accounting standard did not have a material effect on the Company’s consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities

Effective April 1, 2009, the Company adopted a new accounting standard included in ASC 815, Derivatives and Hedging. The new accounting standard requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for fiscal years and interim periods beginning after November 15, 2008. Since the new accounting standard only required additional disclosure, the adoption did not impact the Company’s consolidated financial statements.

Fair Value Measurements

Effective April 1, 2009, the Company adopted a new accounting standard included in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), which delayed the effective date for disclosing all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). This standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance for determining when a transaction is not orderly and for estimating fair value when there has been a significant decrease in the volume and level of activity for an asset or liability. The new guidance, which is now part of ASC 820, requires

Item 1.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. (continued)

disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period, to measure fair value in interim and annual periods. In addition, the presentation of the fair value hierarchy is required to be presented by major security type as described in ASC 320, Investments — Debt and Equity Securities. The provisions of the new standard were effective for interim periods ending after June 15, 2009, which for us was June 30, 2009. The adoption of the new standard as it relates to inactive markets did not have a material effect on the Company’s consolidated financial statements.

Subsequent Events

In May 2009, the FASB issued new guidance for subsequent events. The new guidance, which is part of ASC 855, Subsequent Events is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The new guidance is effective for fiscal years and interim periods ended after June 15, 2009 and has been prospectively applied. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements. The Company evaluated subsequent events through February 4, 2010.

Note 3. INVENTORIES

Inventories, which are stated at the lower of cost (first-in, first-out) or market, consist of the following:

	December 31, 2009	March 31, 2009
Finished Goods, net	$18,760	$17,605
Work in Progress, net	2,479	1,004
Raw Materials	15,315	24,612

Total, net	$36,554	$43,221

On a continuing basis, inventory quantities on hand are reviewed and an analysis of the provision for excess and obsolete inventory is performed based primarily on the Company’s sales history and anticipated future demand. The reserve for excess and obsolete inventory amounted to approximately $1,644 and $1,502 at December 31, 2009 and March 31, 2009, respectively.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 4. ASSETS HELD FOR SALE

During the fourth quarter of fiscal 2009, the Company completed renovations of its’ new corporate headquarters located in Brentwood, NY and relocated all corporate functions to the new facility. As a result of this relocation, the Company has committed to a plan to sell its’ executive office building located in Hauppauge, NY. In accordance with ASC 360, Property, Plant and Equipment, the Company has classified all land, building, building improvements and any remaining furniture and fixtures associated with the executive office building located in Hauppauge, NY as “Assets held for sale” on its consolidated balance sheets as a component of “Other assets, net”. In accordance with subsection Accounting While Held for Sale, ASC 360-10-35-43, the net assets held for sale were recorded at their net carrying value.

The major components of the assets held for sale consist of the following:

	December 31, 2009	March 31, 2009
Land	$263	$263
Building	968	968
Building Improvements	252	198
Furniture and Fixtures	27	27

Total Assets Held for Sale	$1,510	$1,456

Item 1.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 5. GOODWILL AND INTANGIBLE ASSETS

There was no change in the goodwill balance during the nine months ended December 31, 2009. The goodwill balance at December 31, 2009 and March 31, 2009 was $80,699.

At December 31, 2009, other intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value

Trademarks/Tradenames not subject to amortization	$1,266	$—	$1,266
Customer Relationships (20 years)	15,700	2,824	12,876
GPO Contracts (4 years)	2,200	1,755	445
Non-Competition Agreements (5-7 years)	1,043	1,043	—
Software (1-3 years)	400	400	—
Intellectual Property (7 years)	400	182	218
Supply Agreement	29	29	—

Total Other Intangible Assets	$21,038	$6,233	$14,805

At March 31, 2009, other intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value

Trademarks/Tradenames not subject to amortization	$1,266	$—	$1,266
Customer Relationships (20 years)	15,700	2,236	13,464
GPO Contracts (4 years)	2,200	1,342	858
Non-Competition Agreements (5-7 years)	1,043	1,043	—
Software (1-3 years)	400	363	37
Intellectual Property (7 years)	400	139	261
Supply Agreement	29	29	—

Total Other Intangible Assets	$21,038	$5,152	$15,886

The Company recorded amortization expense related to the above amortizable intangible assets of $1,081 and $1,179 for the nine months ended December 31, 2009 and 2008, respectively. The estimated aggregate amortization expense for the cumulative five years ending December 31, 2014 amounts to $4,588.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 6. LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2009	March 31, 2009
Revolving Credit Agreement (a)	$—	$17,537
Term Loan (a)	27,875	40,750
Industrial Revenue Bond (b)	1,450	1,720

	29,325	60,007

Less: current portion	11,735	6,860

Total long-term debt	$17,590	$53,147

(a)	On October 17, 2006, the Company entered into a credit agreement with certain lenders and a bank acting as administration agent for the lenders (the “Credit Agreement”) and is described in more detail in Note 9 “Long-Term Debt” of the Company’s “Notes to Consolidated Financial Statements” in the Company’s 2009 Annual Report on Form 10-K. The Credit Agreement, as amended, provides for total borrowings of up to $85,000, consisting of i) a term loan with a principal amount of $65,000, and (ii) a revolving credit loan, which amounts may be borrowed, repaid and re-borrowed up to $20,000.

The term loan has remaining quarterly payments of: $1,625 due March 31, 2010, $3,250 for each installment date from June 30, 2010 through March 31, 2011, $5,325 for each installment date from June 30, 2011 through December 31, 2011 and the remaining principal amount outstanding is due on December 31, 2011. The Credit Agreement, as amended, may require the Company to make an additional term loan payment during the first quarter of fiscal 2011. The additional term loan payment or “50% of Excess Cash Flow”, as defined, requires the Company to repay the term loan in an amount equal to 50% of Excess Cash Flow, less amounts equal to any voluntary principal balance prepayments made by the Company during fiscal 2010 provided that these amounts do not exceed the differential between cash and cash equivalents as of March 31, 2010 and $3,500. Such voluntary principal balance prepayments amounted to $8,000 during the nine months ended December 31, 2009. Both the term loan and revolving credit loan bear interest as established by the Credit Agreement. The average interest rate on the term loan approximated 1.83% and 4.23%, during the nine months ended December 31, 2009 and 2008, respectively, and the average interest rate on the revolving credit loan approximated 2.24% and 4.80%, during the nine months ended December 31, 2009 and 2008, respectively. The Company’s availability under the revolving credit loan amounts to $20,000 as of December 31, 2009.

Borrowings under this agreement are collateralized by substantially all the assets of the Company, and the agreement contains certain restrictive covenants, which, among other matters, impose limitations with respect to the incurrence of liens, guarantees, mergers, acquisitions, capital

Item 1.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 6. (continued)

expenditures, specified sales of assets and prohibits the payment of dividends. The Company is also required to maintain various financial ratios which are measured quarterly. As of December 31, 2009, the Company is in compliance with all such covenants and financial ratios.

(b)	Amounts payable represent principal payments due in connection with the issuance and sale by The Buncombe County Industrial Facilities and Pollution Control Financing Authority of its $5,500 Industrial Development Revenue Bonds (Medical Action Industries Inc. Project), Series 1997 (the “Bonds”). Principal payments are due and payable in 60 consecutive quarterly installments of $90 commencing October 1, 1998 and ending July 1, 2013 with a final maturity payment of $190. The Bonds bear interest at a variable rate, determined weekly. The average interest rate on the Bonds approximated 0.62% and 2.55%, during the nine months ended December 31, 2009 and 2008, respectively.

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

The Company recognized stock-based compensation (exclusive of deferred tax benefits) for awards granted under the Company’s Stock Option Plans in the following line items in the Consolidated Statements of Operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Cost of sales	$35	$71	$138	$195

Selling, general and administrative expenses	283	253	1,035	917

Stock-based compensation expense before income tax benefits	$318	$324	$1,173	$1,112

Net income was impacted by $191 (after tax) and $706 (after tax), or $.01 and $.04 per diluted share, in stock-based compensation expense for the three and nine months ended December 31, 2009, respectively, and $202 (after tax) and $697 (after tax), or $.01 and $.04 per diluted share, in stock-based compensation expense for the three and nine months ended December 31, 2008, respectively.

The Company granted 313,000 stock options to employees during the nine months ended December 31, 2009, which vest 25% during the nine months ended December 31, 2011, 25% during the nine months ended December 31, 2012 and 50% during the nine months ended December 31, 2013, expire 10 years from date of issuance (during the nine months ended December 31, 2019), have a weighted average exercise price equal to $10.61, have a weighted

Item 1.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 7. (continued)

average remaining contractual term of 9.4 years and weighted average grant date fair value of $5.65 per share determined based upon a Black-Scholes valuation model (refer to the table below for assumptions used to determine fair value).

In addition to the above employee stock option grants, the Company granted 30,000 stock options to board members during the nine months ended December 31, 2009, which became fully vested upon issuance, have a weighted average exercise price equal to $12.59, have a weighted average remaining contractual term of 9.6 years and weighted average grant date fair value of $6.58 per share determined based upon a Black-Scholes valuation model (refer to the table below for assumptions used to determine fair value).

The Company granted 248,500 stock options to employees during the nine months ended December 31, 2008, which vest 25% during the nine months ended December 31, 2009, 25% during the nine months ended December 31, 2010 and 50% during the nine months ended December 31, 2011, expire 10 years from date of issuance (during the nine months ended December 31, 2018), have a weighted average exercise price equal to $16.05, have a weighted average remaining contractual term of 8.4 years and weighted average grant date fair value of $6.27 per share determined based upon a Black-Scholes valuation model (refer to the table below for assumptions used to determine fair value).

In addition to the above employee stock option grants, the Company granted 12,500 stock options to board members during the nine months ended December 31, 2008, which became fully vested upon issuance, have a weighted average exercise price equal to $13.25, have a weighted average remaining contractual term of 8.6 years and weighted average grant date fair value of $5.46 per share determined based upon a Black-Scholes valuation model (refer to the table below for assumptions used to determine fair value).

The fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model granted during the respective periods were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Dividend yield	0%	0%	0%	0%
Weighted-average expected volatility	n/a	n/a	56.4%	35.7%
Risk-free interest rate	n/a	n/a	3.5%	3.9%
Expected life of options (in years)	n/a	n/a	5.3	5.3
Fair value of options granted	n/a	n/a	$5.74	$6.28

Item 1.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 7. (continued)

The following is a summary of restricted stock activity in our 1994 Stock Incentive Plan for the nine months ended December 31, 2009:

	Shares	Weighted Average Grant Price
Non-Vested at April 1, 2009	27,186	$14.87
Vested	(469)	15.31
Cancelled	(12,656)	14.81

Non-Vested at December 31, 2009	14,061	$14.90

Grants of restricted stock are common stock awards granted to recipients with specified vesting provisions. The restricted stock issued vests based upon the recipients continued service over time (five-year vesting period). The Company estimates the fair value of restricted stock based on the Company’s closing stock price on the date of grant.

The following is a summary of the changes in outstanding options for all of the Company’s plans during the nine months ended December 31, 2009:

	Shares	Weighted Average Exercise Price	Remaining Weighted Average Contract Life (Years)	Aggregate Intrinsic Value
Outstanding at April 1, 2009	1,515,062	$12.85	6.1	$665
Granted	343,000	10.80
Exercised	(141,875)	9.23
Forfeited	(209,750)	14.90

Outstanding at December 31, 2009	1,506,437	$12.30	6.3	$6,767

Options exercisable at December 31, 2009	969,987	$11.68	4.8	$4,944

The total intrinsic value of options exercised during the nine months ended December 31, 2009 and 2008 was $685 and $44, respectively. As of December 31, 2009, there was approximately $3,368 of total ASC 718, Compensation-Stock Compensation unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Company’s plans and that cost is expected to be recognized over a period of 1.75 years.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 7. (continued)

The following is a summary of the changes in non-vested stock options for the nine months ended December 31, 2009:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at April 1, 2009	453,800	$7.05
Granted	343,000	5.74
Forfeited	(73,625)	6.62
Vested	(185,600)	6.91

Non-vested shares at December 31, 2009	537,575	$6.28

Note 8. INCOME TAXES

The Company’s provision for income taxes as a percentage of pretax earnings from continuing operations (“effective tax rate”) was 39.8% for the nine months ended December 31, 2009, as compared to 37.3% for the nine months ended December 31, 2008. Generally, fluctuations in the effective tax rate are primarily due to changes within state effective tax rates resulting from the Company’s business mix and changes in the tax impact of special items and other discrete items, which may have unique tax implications depending on the nature of the item.

In accordance with the provisions of ASC 740, Income Taxes, we recognize in our financial statements only those tax positions that meet the more-likely-than-not-recognition threshold. We establish tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in our consolidated statements of operations. Our accrual for interest and penalties was $21 upon adoption of ASC 740 and at December 31, 2009.

Note 9. NET INCOME PER SHARE

Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common shares. Diluted earnings per share are based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average prices during the periods. Excluded from the calculation of earnings per share are options to purchase 445,000 and 530,500 shares for the three and nine months ended December 31, 2009, respectively and 1,152,875 and 873,875 shares for the three and nine months ended December 31, 2008, respectively, as their inclusion would not have been dilutive.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 9. (continued)

The following is a reconciliation of the numerator and denominator of the basic and diluted net earnings per share computations for the three and nine months ended December 31, 2009 and 2008, respectively.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008

Numerator :
Net income for basic and dilutive earnings per share	$4,010	$157	$11,647	$3,183

Denominator:
Denominator for basic earnings per share - weighted average shares	16,141,969	16,028,161	16,074,422	16,024,439

Effect of dilutive securities:

Employee and director stock options	176,195	66,606	135,130	161,939

Denominator for diluted earnings per share - adjusted weighted average shares	16,318,164	16,094,767	16,209,552	16,186,378

Net income per share, basic	$0.25	$0.01	$0.72	$0.20

Net income per share, diluted	$0.25	$0.01	$0.72	$0.20

Note 10. SHAREHOLDERS’ EQUITY

Additional paid-in capital amounted to $31,361 and $28,602 at December 31, 2009 and March 31, 2009, respectively. The increase of $2,759 is comprised primarily of proceeds from the exercise of employee stock options of $1,310, stock-based compensation of $1,173 and tax benefit from the exercise of stock options of $262.

For the three and nine months ended December 31, 2009, 76,250 and 141,875 stock options were exercised by employees of the Company in accordance with the Company’s various plans. The exercise price of the options exercised ranged from $1.92 per share to $14.76 per share for the three and nine months ended December 31, 2009. The net cash proceeds from these exercises amounted to $639 and $1,310 for the three and nine months ended December 31, 2009, respectively.

Item 1.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 10. (continued)

There were no stock options exercised for the three months ended December 31, 2008. For the nine months ended December 31, 2008, 7,500 stock options were exercised by a board member of the Company in accordance with the Company’s 1996 Non-Employee Director Stock Option Plan. The exercise price of the options exercised ranged from $10.89 per share to $12.54 per share for the nine months ended December 31, 2008. The net cash proceeds from these exercises amounted to $88 for the nine months ended December 31, 2008.

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

Item 2.

Three Months ended December 31, 2009 compared to Three Months ended December 31, 2008

Overview

All dollar amounts presented in our Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands, except per share data. The following table sets forth certain operational data and operational data as a percentage of net sales for the periods indicated:

	Three Months Ended December 31,
	2009		2008

Net sales	$73,176	100.0%	$71,995	100.0%
Gross profit	$17,215	23.5%	$10,083	14.0%
Selling, general and administrative expenses	$10,262	14.0%	$8,886	12.3%
Income before income taxes	$6,664	9.1%	$252	0.4%
Net income	$4,010	5.5%	$157	0.2%

The Company’s revenues increased by $1,181 or 1.6% to $73,176 for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008. The increase in revenue is comprised of net unit volume increases of $923 and price/sales mix increases of $258.

The net unit volume increases were primarily from gains in the operating room disposables and sterilization products and minor procedure kits and trays product categories. These gains were partially offset by losses in the dressings and surgical sponges and containment systems for medical waste product categories.

Gross profit increases in both dollars and as a percentage of net sales were primarily the result of a decline in resin prices, the increase in net sales, decreased outbound freight costs, decreased costs of products sourced from foreign suppliers and a reduction in inefficiencies in our manufacturing facilities.

Selling, general and administrative expenses increased as a result of increased salaries, travel and entertainment, consulting and employee relocation costs.

Item 2.

Results of Operations

The following table sets forth the major sales variance components for the quarter ended December 31, 2009 versus December 31, 2008:

Three months ended December 31, 2008 net sales	$71,995
Volume of existing products, net	923
Price/sales mix, net	258

Three months ended December 31, 2009 net sales	$73,176

Net sales for the three months ended December 31, 2009 increased $1,181 or 1.6% to $73,176 from $71,995 for the three months ended December 31, 2008. The following table sets forth the components of the increase in net sales as well as percent increases or decreases in unit sales and average selling prices by significant product classes for the three months ended December 31, 2009 compared to the three months ended December 31, 2008:

	Net Sales $ increase (decrease)	Unit Sales % increase (decrease)	Average Selling Price % increase (decrease)
Operating Room Disposables and Sterlization Products	$1,545	10.6%	0.0%
Minor Procedure Kits and Trays	474	(4.1)%	6.8%
Patient Bedside Utensils	421	(4.7)%	7.6%
Laboratory Products	(207)	(1.6)%	(1.2)%
Dressings and Surgical Sponges	(765)	(15.1)%	(4.9)%
Containment Systems for Medical Waste	(811)	(4.6)%	(1.6)%
Other, net	524	not meaningful	not meaningful

	$1,181

The net unit volume increase in operating room disposables and sterilization products product category was comprised mainly of increased domestic market penetration of our crutches and protective apparel products. These gains were partially offset by declines in the containment systems for medical waste and dressings and surgical sponges (predominantly disposable laparatomy sponges) product categories. Management believes that the declines are attributable to an increase in competitive pressures, a decline in hospital admission rates and elective surgeries and the termination of certain supply contracts.

The price/sales mix increases were primarily from an increase in the average selling prices of our patient bedside utensils and minor procedure kits and trays product categories. The increase in average selling prices of certain patient bedside utensils products was due primarily to price increases implemented to recover a portion of the increases in plastic resin and certain sourced

Item 2.

products (the primary raw material used in the manufacture of these products). The increase in average selling prices of certain minor procedure kits and trays products was primarily due to the migration of customers to minor procedure kits and trays containing more expensive components.

During the three months ended December 31, 2009, the containment systems for medical waste, patient bedside utensils and laboratory product categories represented approximately 49% of the Company’s revenue. The primary raw material utilized in the manufacture of these categories is plastic resin. In recent years, world events have caused the cost of plastic resin to increase and be extremely volatile. While the cost of plastic resin has declined from its peak levels reached during the month of July 2008, the volatility associated with resin costs and product acquisition costs from foreign suppliers may continue for the foreseeable future. In the past, the Company has been able, from time to time, to increase selling prices for certain of the products within these categories to recover a portion of the increased cost. However, the Company is unable to give any assurance that it will be able to pass along future cost increases to its customers, if necessary. It is anticipated that the Company will purchase approximately 50,000,000 pounds of resin during fiscal 2010. Each $.01 fluctuation could impact cost of goods sold by $500 on an annualized basis.

The Company has entered into agreements with substantially all major group purchasing organizations. We are the sole-source vendor for several of these agreements. These agreements, which expire at various times over the next several years, can be terminated typically on ninety (90) day advance notice and do not contain minimum purchase requirements. The Company, to date, has been able to achieve compliance to their respective member hospitals. The termination or non-renewal of any of these agreements may result in the significant loss of business or lower average selling prices. In some cases, as these agreements are renewed, the average selling prices could be materially lower.

Historically, the Company has participated in several reverse auctions and bid processes in order to achieve renewal of certain major group purchasing agreements. During the three months ended December 31, 2009, the Company extended certain major group purchasing agreements. No significant new agreements were added. The Company anticipates participating in reverse auctions or similar bid processes as deemed necessary during the remainder of fiscal 2010.

The following table sets forth sales, cost of sales and selling, general and administrative expense data for the periods indicated:

	Three Months Ended December 31,
	2009	2008

Net sales	$73,176	$71,995
Cost of sales	$55,961	$61,912
Gross profit	$17,215	$10,083
Gross profit percentage	23.5%	14.0%
Selling, general and administrative expenses	$10,262	$8,886
As a percentage of net sales	14.0%	12.3%

Item 2.

Gross profit for the three months ended December 31, 2009 increased $7,132 or 70.7% to $17,215 from $10,083 for the three months ended December 31, 2008. Gross profit as a percentage of net sales for the three months ended December 31, 2009 increased to 23.5% from 14.0% for the three months ended December 31, 2008. Gross profit increased as a result of decreased resin costs of $3,686, increased net sales of $1,718, net decreases in inefficiencies in our manufacturing facilities of $895, decreased costs of products sourced from foreign suppliers, principally from China, of $786 and a decline in outbound freight costs of $325. These increases were partially offset by an increase of $278 in inventory obsolescence and other cost of sales.

Many of the Company’s products are produced from petroleum derived raw materials such as plastic resin. The Company also bears the cost of both inbound and outbound freight shipments of raw materials and finished products, which are significantly impacted by the cost of oil. The cost of crude oil has declined significantly from its peak levels reached during the month of September 2008. Consequently, the Company has experienced the benefits from lower plastic resin costs during the three months ended December 31, 2009 as much of the resin that was used in production during this period was purchased at a lower average cost than resin used during the three months ended December 31, 2008.

During March 2009, the Company, through a combination of advance purchases and future supply agreements, was able to secure a supply of approximately 50% of its fiscal 2010 resin requirements at market prices in effect at the time. These supply agreements, together with a reduction in resin prices of the remaining resin used by the Company, contributed to an increase in gross margin for the three months ended December 31, 2009 when compared to the previous year.

The price of resin remains volatile and has increased during the three months ended December 31, 2009. The Company has been able to avoid the financial impact of some of the increase in resin costs through managing raw material levels and through the benefit of the supply agreements entered into during March 2009. It is likely that the Company will experience an increase in the cost of resin and a corresponding decline in gross margins when the supply agreements expire in March 2010.

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

Selling, general and administrative expenses for the three months ended December 31, 2009 increased to $10,262 from $8,886 for the three months ended December 31, 2008. As a percentage of net sales, selling, general and administrative expenses increased to 14.0% for the three months ended December 31, 2009 from 12.3% for the three months ended December 31, 2008 as a result of increases in salaries, travel and entertainment, consulting and employee relocation costs which were partially offset by declines in sales and group purchasing organization commissions.

Distribution expenses (which are included in selling, general and administrative expenses) decreased $16 to $1,902 for the three months ended December 31, 2009 as compared to $1,918 for the three months ended December 31, 2008. The decrease in distribution expenses was primarily due to decreased labor costs, primarily overtime expenses, as a result of increased labor efficiencies.

Item 2.

Interest expense for the three months ended December 31, 2009 decreased to $289 from $945 for the three months ended December 31, 2008. The decrease in interest expense was attributable to a net decrease in the average principal loan balances outstanding and a decrease in interest rates during the three months ended December 31, 2009 as compared to the three months ended December 31, 2008.

Income tax expense amounted to $2,654 and $95 for the three months ended December 31, 2009 and 2008, respectively. Income tax expense as a percent of income before income taxes was 39.8% and 37.7% for the three months ended December 31, 2009 and 2008, respectively. The increase in the tax rate was the result of a change in state apportionment factors and an increase in our federal statutory rate resulting from the increase in profitability.

Net income for the three months ended December 31, 2009 increased to $4,010 from $157 for the three months ended December 31, 2008. The increase in net income is attributable to the aforementioned increase in gross profit, which was partially offset by an increase in income tax expense and selling, general and administrative expenses.

Nine Months ended December 31, 2009 compared to Nine Months ended December 31, 2008

Overview

All dollar amounts presented in our Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands, except per share data. The following table sets forth certain operational data and operational data as a percentage of net sales for the periods indicated:

	Nine Months Ended December 31,
	2009		2008

Net sales	$218,923	100.0%	$223,214	100.0%
Gross profit	$51,366	23.5%	$36,405	16.3%
Selling, general and administrative expenses	$30,894	14.1%	$29,270	13.1%
Income before income taxes	$19,350	8.8%	$5,077	2.3%
Net income	$11,647	5.3%	$3,183	1.4%

The Company’s revenues decreased by $4,291 or 1.9% to $218,923 for the nine months ended December 31, 2009 as compared to the nine months ended December 31, 2008. The decrease in revenue is comprised of net unit volume decreases of $3,952 and price/sales mix decreases of $339.

Item 2.

The net volume declines were primarily from losses in the operating room disposables and sterilization products, dressings and surgical sponges and laboratory products product categories. These losses were partially offset by gains in the minor procedure kits and trays product category.

Gross profit increases in both dollars and as a percentage of net sales were primarily the result of a decline in resin prices, decreased outbound freight costs, decreased costs of products sourced from foreign suppliers and a change in the mix of products sold.

Selling, general and administrative expenses increased as a result of increases in salaries, depreciation and stock-based compensation.

Results of Operations

The following table sets forth the major sales variance components for the nine months ended December 31, 2009 versus December 31, 2008:

Nine months ended December 31, 2008 net sales	$223,214
Volume of existing products, net	(3,952)
Price/sales mix, net	(339)

Nine months ended December 31, 2009 net sales	$218,923

Net sales for the nine months ended December 31, 2009 decreased $4,291 or 1.9% to $218,923 from $223,214 for the nine months ended December 31, 2008. The following table sets forth the components of the decrease in net sales as well as percent increases or decreases in unit sales and average selling prices by significant product classes for the nine months ended December 31, 2009 compared to the nine months ended December 31, 2008:

	Net Sales $ increase (decrease)	Unit Sales % increase (decrease)	Average Selling Price % increase (decrease)
Minor Procedure Kits and Trays	$781	(5.4)%	7.2%
Containment Systems for Medical Waste	208	1.9%	(1.3)%
Patient Bedside Utensils	(290)	(5.9)%	5.7%
Dressings and Surgical Sponges	(1,872)	(15.1)%	(0.9)%
Laboratory Products	(1,943)	(7.9)%	0.0%
Operating Room Disposables and Sterlization Products	(2,449)	(2.9)%	(2.7)%
Other, net	1,274	not meaningful	not meaningful

	$(4,291)

Item 2.

The net unit volume decrease was attributable to losses in the dressings and surgical sponges (predominantly laparatomy sponges), laboratory products (predominantly petri dishes, specimen containers and commode collectors) and patient bedside utensils (predominantly wash basins) product categories. Management believes that the declines are attributable to an increase in competitive pressures, a decline in hospital admission rates and elective surgeries and the termination of certain supply contracts. The net unit volume decline was partially offset by an increase in containment systems for medical waste product category resulting from increased domestic market penetration for our sterility maintenance covers and biohazard autoclave bag products.

During the nine months ended December 31, 2009, the containment systems for medical waste, patient bedside utensils and laboratory product categories represented approximately 52% of the Company’s revenue. The primary raw material utilized in the manufacture of these categories is plastic resin. In recent years, world events have caused the cost of plastic resin to increase and be extremely volatile. While the cost of plastic resin has declined from its peak levels reached during the month of September 2008, the volatility associated with resin costs and product acquisition costs from foreign suppliers may continue for the foreseeable future. In the past, the Company has been able, from time to time, to increase selling prices for certain of the products within these categories to recover a portion of the increased cost. However, the Company is unable to give any assurance that it will be able to pass along future cost increases to its customers, if necessary. It is anticipated that the Company will purchase approximately 50,000,000 pounds of resin during fiscal 2010. Each $.01 fluctuation could impact cost of goods sold by $500 on an annualized basis.

The Company has entered into agreements with substantially all major group purchasing organizations. We are the sole-source vendor for several of these agreements. These agreements, which expire at various times over the next several years, can be terminated typically on ninety (90) day advance notice and do not contain minimum purchase requirements. The Company, to date, has been able to achieve significant compliance to their respective member hospitals. The termination or non-renewal of any of these agreements may result in the significant loss of business or lower average selling prices. In some cases, as these agreements are renewed, the average selling prices could be materially lower.

Item 2.

Historically, the Company has participated in several reverse auctions and bid processes in order to achieve renewal of certain major group purchasing agreements. During the nine months ended December 31, 2009, the Company extended certain major group purchasing agreements. No significant new agreements were added. The Company anticipates participating in reverse auctions or similar bid processes as deemed necessary during the remainder of fiscal 2010.

The following table sets forth sales, cost of sales and selling, general and administrative expense data for the periods indicated:

	Nine Months Ended December 31,
	2009	2008
Net sales	$218,923	$223,214
Cost of sales	$167,557	$186,809
Gross profit	$51,366	$36,405
Gross profit percentage	23.5%	16.3%
Selling, general and administrative expenses	$30,894	$29,270
As a percentage of net sales	14.1%	13.1%

Gross profit for the nine months ended December 31, 2009 increased $14,961 or 41.1% to $51,366 from $36,405 for the nine months ended December 31, 2008. Gross profit as a percentage of net sales for the nine months ended December 31, 2009 increased to 23.5% from 16.3% for the nine months ended December 31, 2008. Gross profit increased as a result of decreased resin costs of $9,930, decreased outbound freight costs of $2,805, decreased costs of products sourced from foreign suppliers, principally from China, of $1,952 and an increase of approximately $1,088 resulting from a change in the mix of products sold. These increases were partially offset by an increase of $569 in inventory obsolescence and other cost of sales as well as net increases in inefficiencies in our manufacturing facilities of $245.

Many of the Company’s products are produced from petroleum derived raw materials such as plastic resin. The Company also bears the cost of both inbound and outbound freight shipments of raw materials and finished products, which are significantly impacted by the cost of oil. The cost of crude oil has declined significantly from its peak levels reached during the month of September 2008. Consequently, the Company has experienced the benefits from lower plastic resin costs during the nine months ended December 31, 2009 as much of the resin that was used in production during this period was purchased at a lower average cost than resin used during the nine months ended December 31, 2008.

During March 2009, the Company, through a combination of advance purchases and future supply agreements, was able to secure a supply of approximately 50% of its fiscal 2010 resin

Item 2.

requirements at market prices in effect at the time. These supply agreements, together with a reduction in resin prices of the remaining resin used by the Company, contributed to an increase in gross margin for the nine months ended December 31, 2009 when compared to the previous year.

The price of resin remains volatile and has increased during the nine months ended December 31, 2009. The Company has been able to avoid the financial impact of some of the increase in resin costs through managing raw material levels and through the benefit of the supply agreements entered into during March 2009. It is likely that the Company will experience an increase in the cost of resin and a corresponding decline in gross margins when the supply agreements expire in March 2010.

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

Selling, general and administrative expenses for the nine months ended December 31, 2009 increased to $30,894 from $29,270 for the nine months ended December 31, 2008. As a percentage of net sales, selling, general and administrative expenses increased to 14.1% for the nine months ended December 31, 2009 from 13.1% for the nine months ended December 31, 2008 as a result of the decline in net sales and increases in salaries, depreciation and stock-based compensation which was partially offset by declines in insurance and recruiting costs.

Distribution expenses (which are included in selling, general and administrative expenses) decreased $312 to $5,643 for the nine months ended December 31, 2009 as compared to $5,955 for the nine months ended December 31, 2008. The decrease in distribution expenses was primarily due to decreased labor costs, primarily temporary labor and overtime expenses, as a result of increased labor efficiencies.

Interest expense for the nine months ended December 31, 2009 decreased to $1,124 from $2,061 for the nine months ended December 31, 2008. The decrease in interest expense was attributable to a net decrease in the average principal loan balances outstanding and a decrease in interest rates during the nine months ended December 31, 2009 as compared to the nine months ended December 31, 2008.

Income tax expense amounted to $7,703 and $1,894 for the nine months ended December 31, 2009 and 2008, respectively. Income tax expense as a percent of income before income taxes was 39.8% and 37.3% for the nine months ended December 31, 2009 and 2008, respectively. The increase in the tax rate was the result of a change in state apportionment factors and an increase in our federal statutory rate resulting from the increase in profitability.

Net income for the nine months ended December 31, 2009 increased to $11,647 from $3,183 for the nine months ended December 31, 2008. The increase in net income is attributable to the aforementioned increase in gross profit, which was partially offset by an increase in income tax expense and selling, general and administrative expenses.

Item 2.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents increased as follows for the nine months ended December 31:

	2009	2008
Cash provided by operating activities	$38,018	$5,012
Cash used in investing activities	$(3,562)	$(11,339)
Cash (used in) provided by financing activities	$(29,411)	$8,561
Increase in cash and cash equivalents	$5,045	$2,234

Historically, the Company’s primary sources of liquidity and capital resources have included cash provided by operations and the use of available borrowing facilities while the primary uses of liquidity and capital resources have included acquisitions, capital expenditures and payments on debt.

Cash provided by operating activities during the nine months ended December 31, 2009 is primarily comprised of income from operations of $11,647, declines in (i) inventories of $6,667, (ii) accounts receivable of $4,120 (iii) prepaid income taxes of $2,014 and increases in (i) accounts payable of $5,750 and (ii) accrued expenses of $1,896. The cash provided by operating activities was used to fund the payment of debt as well as working capital requirements and the cost of capital expenditures.

Cash used in investing activities during the nine months ended December 31, 2009 consisted primarily of property, plant and equipment. The majority of these capital expenditures related to machinery and equipment for our injection molding facility located in Gallaway, Tennessee. The Company’s credit facilities contain certain covenants and restrictions, which include limitations on capital expenditures. During the year ended March 31, 2010, the Company is permitted under the terms of its credit agreements, to spend up to $5,000 on capital expenditures. Management expects to spend substantially all monies permissible for capital expenditures on machinery and equipment to improve production efficiencies at the Company’s manufacturing facilities.

Cash used in financing activities during the nine months ended December 31, 2009 consisted primarily of payments on the Company’s credit facilities. During the nine months ended December 31, 2009, the Company reduced its term loan by $12,875 and its revolving credit loan by $17,537.

Item 2.

Financial Position

The following table sets forth certain liquidity and capital resources data for the periods indicated:

	December 31, 2009	March 31, 2009
	(Unaudited)

Cash and Cash Equivalents	$8,504	$3,459
Accounts Receivable, net	$17,285	$21,459
Days Sales Outstanding	22.9	27.7
Inventories, net	$36,554	$43,221
Inventory Turnover	5.7	6.7
Current Assets	$66,751	$74,543
Working Capital	$28,550	$48,811
Current Ratio	1.7	2.9
Total Borrowings	$29,325	$60,046
Shareholder’s Equity	$136,411	$122,005
Debt to Equity Ratio	0.21	0.49

The Company is committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital and generating cash flows necessary to meet operating requirements. Total borrowings outstanding were $29,325 with a debt to equity ratio of .21:1 at December 31, 2009 as compared to $60,046 with a debt to equity ratio of .49:1 at March 31, 2009. Cash and cash equivalents at December 31, 2009 were $8,504 and the Company had $20,000 available for borrowing under its revolving credit loan.

Working capital at December 31, 2009 was $28,550 compared to $48,811 at March 31, 2009, and the current ratio at December 31, 2009 was 1.7:1 compared to 2.9:1 at March 31, 2009. The decrease in working capital is primarily due to the declines in inventories, prepaid income taxes and accounts receivable as well as increases in accounts payable, accrued expenses and the current portion of long-term debt.

The decline in inventories is due to the use of resin purchased in large quantities prior to March 31, 2009 at favorable terms. The increase in accounts payable is due to the normalization of payments due to vendors when compared with March 31, 2009, when payments were made, under conditions deemed favorable by management, on certain trade accounts payable, prior to March 31, 2009 which were not due until after March 31, 2009. The increase in the current portion of long-term debt is the result of amendments made to the Company’s credit facilities on December 31, 2008.

Borrowing Arrangements

On October 17, 2006, the Company entered into a credit agreement with certain lenders and a bank acting as administration agent for the lenders (the “Credit Agreement”) and is described in more detail in Note 9 “Long-Term Debt” of the Company’s “Notes to Consolidated Financial

Item 2.

Statements” in the Company’s 2009 Annual Report on Form 10-K. The Credit Agreement, at inception and as amended, provided for total borrowings of up to $85,000, consisting of (i) a term loan with a principal amount of $65,000, and (ii) a revolving credit loan, which amounts may be borrowed, repaid and re-borrowed up to $20,000.

Borrowings under this agreement are collateralized by substantially all the assets of the Company, and the agreement contains certain restrictive covenants, which, among other matters, impose limitations with respect to the incurrence of liens, guarantees, mergers, acquisitions, capital expenditures, specified sales of assets and prohibits the payment of dividends. The Company is also required to maintain various financial ratios which are measured quarterly. As of December 31, 2009, the Company is in compliance with all such covenants and financial ratios.

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity. At December 31, 2009, such obligations and commitments are as follows:

	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Principal payments of long-term debt	$29,325	$11,735	$17,220	$370	$—
Purchase Obligations	2,080	2,080	—	—	—
Operating Leases	555	381	165	9	—
Defined Benefit Plan Payments	440	35	72	95	238

Total Contractual Obligations	$32,400	$14,231	$17,457	$474	$238

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the alternate base rate of interest plus a spread of up to 1%, or at LIBOR rate plus a spread of up to 1 1/2%. The spread over the alternate base rate and LIBOR rates is determined based upon the Company’s performance with regard to agreed-upon financial ratios. The Company decides at its sole discretion as to whether borrowings will be at the alternate base rate or LIBOR. At December 31, 2009, $27,875 was outstanding under

Item 3.

the credit facility. Changes in the alternate base rates or LIBOR rates during fiscal 2010 will have a positive or negative effect on the Company’s interest expense. Each 1% fluctuation in the interest rate will increase or decrease interest expense for the Company by approximately $293 on an annualized basis.

In addition, the Company is exposed to interest rate change market risk with respect to the proceeds received from the issuance and sale by the Buncombe County Industrial and Pollution Control Financing Authority Industrial Development Revenue Bonds (the “Bonds”). At December 31, 2009, $1,450 was outstanding for these Bonds. The Bonds bear interest at a variable rate determined weekly. During the nine months ended December 31, 2009, the average interest rate on the Bonds approximated 0.6%. Each 1% fluctuation in interest rates will increase or decrease the interest expense on the Bonds by approximately $15 on an annualized basis.

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

Item 4.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Change to Internal Control over Financial Reporting

We are involved in ongoing evaluations of internal controls. In anticipation of the filing of this Form 10-Q, our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, reviewed our internal controls and have determined, based on such review, that there have been no changes in internal controls over financial reporting during the nine months ended December 31, 2009 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

(a) Exhibits

31.1 and 31.2 – Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1 and 32.2 – Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

Current Report on Form 8-K dated November 6, 2009, covering Item 7.01 – Results of Operations and Financial Condition and Item 9.01 – Financial Statements and Exhibits

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 4, 2010	By:	/S/ CHARLES L. KELLY, JR.
Charles L. Kelly, Jr.
Chief Financial Officer