Form 10-K
period 2010-03-31
MEDICAL ACTION INDUSTRIES INC
filed 2010-06-02
CIK 748270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-b of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated  filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by nonaffiliates of the registrant as of September 30, 2009, the last business day of registrant’s most recently completed second quarter, was approximately $179,910,000. Shares of Common Stock held by each officer and director of the registrant and by each person who may be deemed to be an affiliate have been excluded.

As of June 2, 2010, 16,344,411 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for registrant’s 2010 Annual Meeting to be filed pursuant to Regulation 14A within 120 days following registrant’s fiscal year ended March 31, 2010, are incorporated by reference into Part III of this Report.

PART I

Unless otherwise indicated in this report, “Medical Action, the “Company,” and similar terms refer to Medical Action Industries Inc. and its subsidiaries unless context requires otherwise.

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

ITEM 1 – BUSINESS

Company Background

The Company was incorporated under the laws of the State of New York on April 1, 1977, and re-incorporated under the laws of the State of Delaware on November 5, 1987. Headquartered in Brentwood, New York, Medical Action develops, manufactures, markets and supplies a variety of disposable medical products. The Company’s products are marketed primarily to acute care facilities in domestic and certain international markets. In recent years the Company has expanded its end-user markets to include physician, dental and veterinary offices, outpatient surgery centers, long-term care facilities and laboratories. Medical Action is a leading manufacturer and supplier of patient bedside products, collection systems for the containment of medical waste products, minor procedure kits and trays, sterile disposable operating room towels and sterile disposable laparotomy sponges. The Company’s products are marketed nationally by its direct sales personnel and extensive network of health care distributors. Medical Action has entered into preferred vendor agreements with national and regional distributors, as well as sole and multi-source agreements with group purchasing organizations. The Company also offers original equipment manufacturer (“OEM”) products under private label programs to supply chain partners and medical suppliers. Medical Action’s manufacturing, packaging and warehousing activities are conducted in its Arden, North Carolina, Clarksburg, West Virginia, and Gallaway, Tennessee facilities. The Company’s procurement of certain products and raw materials from the People’s Republic of China is administered by its office in Shanghai, China.

Business Strategy

The Company’s strategy is to focus its resources on increasing market share with present customers, entering new markets for its existing product lines, including alternate care, physician, veterinary and dental markets; accelerate the internal development of new products for its existing markets; pursue acquisitions that complement its existing product lines; introduce its products into the international marketplace and increase productivity by maximizing the utilization of its existing facilities.

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

The Company’s products are divided into six (6) categories:

•	Patient Bedside Products

•	Minor Procedure Kits and Trays

•	Containment Systems for Medical Waste

•	Operating Room Disposables and Sterilization Products

•	Dressings and Surgical Sponges

•	Laboratory Products

Within each of these categories are multiple product lines that have either been internally developed or acquired, as set forth below:

Patient Bedside Products

•	Wash Basins
•	Bedpans
•	Pitchers & Carafes
•	Urinals
•	Emesis Basins
•	Soap Dishes
•	Medicine Cups
•	Tumblers
•	Denture Cups
•	Sitz Baths
•	Service Trays
•	Perineal Bottles

Minor Procedure Kits and Trays

•	I.V. Start Kits
•	Central Line Dressing Trays
•	Suture Removal Trays
•	Laceration Trays
•	Instruments and Instrument Trays
•	Incision & Drainage Trays
•	General Purpose Instrument Trays
•	Wound Dressing Change Trays
•	Sharp Debridement Trays
•	Venipuncture Trays
•	Ear and Ulcer Syringes
•	Razor and Shave Prep Kits
•	Trach Care Trays
•	Piston Syringes
•	Irrigation Trays

Containment Systems for Medical Waste

•	Biohazardous Waste Containment and Autoclave Bags
•	Non-Infectious Medical Waste Bags
•	Chemotherapy Waste Containment Bags
•	Laundry and Linen Containment Bags
•	Laboratory Specimen Transport Bags
•	Patient Belonging Bags
•	Sharps Containment Systems
•	Equipment Dust Covers
•	Waste Solidifier and Spill Cleanup Kits
•	Zip Closure Bags
•	Sterility Maintenance Covers

Operating Room Disposables and Sterilization Products

•	Disposable Operating Room Towels
•	Surgical Marking Pens
•	Needle Counters
•	Light Shields
•	Convenience Kits
•	Surgical Headwear and Shoe Covers
•	Isolation Gowns
•	Sterilization Pouches
•	Sterilization Indicators
•	Instrument Protection
•	Eye-Shields
•	Suture Boots
•	Basin Separators
•	Reel Cutters
•	Patient Aids
•	Crutches
•	Walkers
•	Canes
•	Patient Slippers
•	O.R. Basins
•	Magnetic Drapes
•	Guide Wire Bowls
•	Sterilization Integrators
•	Bowie Dick Test Packs
•	Vessel Loops
•	Anti-Fog Solution
•	Heat Sealers
•	Tray Liners

Dressings and Surgical Sponges

•	Burn Dressings
•	Disposable Laparotomy Sponges
•	Specialty Surgical Sponges
•	Gauze Sponges
•	Sponge Counting System
•	Tubegauz® Elastic Net
•	SeproNet®
•	Conforming Bandage Rolls
•	SOF KRIMP® Bandage Rolls

Laboratory Products

•	Petri Dishes
•	Specimen Containers
•	Commode Specimen Collectors
•	Triangular Graduates
•	Tri-pour Beakers
•	Lab Containers and Bottles
•	Graduated Measures
•	Calculi Strainers
•	24-Hour Collectors
•	Mid Stream Catch Kits
•	Culture Tubes
•	Transport Swabs
•	Drainage and Leg Bags
•	Vials

The following paragraphs contain a brief description of, and provide other information regarding, Medical Action’s key products:

Patient Bedside Products

Wash Basins – Used in both hospital in-patient setting, as well as in nursing homes and other long term convalescent care applications, polypropylene wash basins come in a range of sizes and colors. Washbasins are available in single patient/disposable, autoclavable plastic, and stainless steel designs.

Bedpans – For immobile patients bedpans come in conventional, over the commode seat, stackable and pontoon styles. Polypropylene bedpans come in a range of sizes and colors. Bedpans are available in single patient/disposable, autoclavable plastic, and stainless steel designs.

Pitchers & Carafes – Pitchers and carafes are primarily injection molded from durable polypropylene and include ice guards, cup covers, hinged lids, and graduations. Additional accessories or options include plastic and foam liners, foam jackets, assembled pitcher-liner-jacket sets which provide for additional insulation and quick replenishment. Pitchers and carafes are available in single patient/disposable, autoclavable plastic, and stainless steel designs.

Urinals – For immobile patients urinals are made in a variety of designs. Differing versions accommodate male and female anatomy. Urinals are made from translucent polyethylene which facilitates measuring and visualizing contents. Urinals are graduated in 25 cc and 1 oz. increments up to 1,000 cc’s. Urinals are available in single patient/disposable, autoclavable plastic, and stainless steel designs.

Emesis Basins – Emesis basins are utilized in many health care settings and are used for containing fluids and tissues, measuring output, instrument passing, and routine oral care. Emesis Basins are available in single patient/disposable, autoclavable plastic, and stainless steel designs in sizes ranging from 400 cc to 1700 cc sizes.

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

I.V. Start Kits – One of the most common medical procedures is intravenous administration of fluids and medications usually done through an I.V. catheter or needle which is inserted into a peripheral vein. Since infection at the site of the catheter insertion can become systemic and potentially serious, I.V. start kits are used to insure speed and efficiency of catheter insertion while promoting sound clinical protocol. Typical components include a tourniquet, antiseptic ampule or swab, gauze, surgical tape, and a dressing. For the fiscal years ended March 31, 2010, 2009, and 2008, I.V. Start Kits accounted for 13%, 13% and 12%, respectively, of the Company’s total net sales.

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

Suture Removal Trays – Post procedural suture removal is a medical procedure commonly performed in physicians’ offices, outpatient settings, and hospital emergency rooms amongst other acute and alternate care settings. The procedure requires precise instruments for grasping and cutting fine sutures. Typical suture removal tray components include Littauer scissors, alcohol prep pads, and metal or plastic forceps.

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

Non-Infectious Medical Waste Containment Bags – Non-infectious medical waste and trash must be collected, stored, transported and disposed of in a separate waste stream from potentially infectious or biohazardous waste. The Company’s non-infectious medical waste bags come in a variety of sizes, materials, mil thicknesses and seal configurations to isolate the range of non-infectious medical waste generated at health care provider sites from collection to disposal.

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

Sharps Containment Systems – Various state and federal regulations require that certain infectious medical waste, such as needles and blades, be collected, contained, transported and disposed of in rigid containers. The Company’s sharps containers come in a variety of sizes and configurations and are constructed from high quality resins protecting the public and health care workers from accidental stick injuries and potential transmission of pathogens in blood and body fluids. These containers are designed to be puncture resistant and to have torturous path means of egress once a contaminated device is placed inside.

Equipment Dust Covers – Are used for the protection of hospital equipment which is non-sterile. They provide a dust and dirt barrier for equipment that is stored between procedures.

Operating Room Disposables and Sterilization Products

Disposable Operating Room Towels – The Company’s line of absorbent cotton operating room towels are used during surgery for drying hands, rolled up for propping instruments, on back tables and mayo stands for absorbing fluids, around the incision site for absorbing blood and to allow the surgeon to clip tubing and instruments close to the surgical site during the surgical procedure. Operating room towels are sold in sterile packaging for single (disposable) use and as a non-sterile component to be used with other health care companies’ products, primarily surgical pre-packaged procedure trays. For the fiscal years ended March 31, 2010, 2009 and 2008, operating room towels accounted for, 7%, 8% and 8%, respectively, of the Company’s total net sales.

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

Surgical Headwear and Shoe Covers – Worn by operating room and other critical care personnel these items prevent contamination of sterile and clean environments from dust and other contaminants as well as protection of health care worker apparel. Bouffant caps made of lightweight spunbond polypropylene and surgeon’s caps made of Kaycel are comfortable and absorbent. Shoe covers are made of durable polypropylene and are available with a skid resistant coating.

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

Crutches – Lightweight aluminum adjustable patient crutches complete with tips and pads. Push-button adjustable foot piece for fast, precise measuring and fitting. Offered in a full range of sizes – child, youth, adult, and tall adult. Used to assist mobility in the event of a leg, foot or ankle injury.

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

Disposable Laparotomy Sponges – Laparotomy sponges are designed primarily for use during surgical procedures in hospitals and health facilities. They are single use and made of gauze and sold in varying sizes and utilized for a multitude of purposes. Laparotomy sponges cover exposed internal organs, isolating them from the part of the body being operated upon. They also absorb blood and act as a buffer between medical instruments and the skin, thereby reducing trauma to the skin tissue caused by the medical instrument. Laparotomy sponges are sold in sterile packaging or as a non-sterile component to be used with other health care companies’ products, primarily surgical pre-packaged procedure trays. The Company’s laparotomy sponges contain an x-ray detectable element and loop handle in order to facilitate easy counting and identification in the operating room. For the fiscal years ended March 31, 2010, 2009 and 2008, laparotomy sponges accounted for 3%, 4%, and 4% respectively, of the Company’s total net sales.

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

Specimen Containers – Used for the collection and transportation of fluid and tissue samples. Polypropylene specimen Containers are available in several sizes and styles including screw top, snap cap, and the patented ClikSeal™ for insuring sample security and leak resistance during collection and transport. A sterility seal, clear and accurate graduations, and patient identification label with mandated Patient ID information are typical features of specimen containers.

Commode Specimen Collectors – Used for the collection of and measurement of stool and urine samples. Injection molded commode collectors fit securely on standard toilets and allow for easy collection and quick visualization, measurement and disposal. Several versions are available that can be sealed for transportation to the laboratory for analysis.

Triangular Graduates – Used for measuring liquid intake or output, triangular graduates are made from either clear polystyrene or translucent polypropylene. The containers are graduated in 25cc and .5 ounce increments, up to 1000 cc’s and 32 ounces. The triangular style provides measuring ease, visualization of contents and comfortable handling.

Tri-pour Beakers – Used in hospitals, clinics, laboratories and nursing homes for accurate drip-free mixing and or pouring of liquids utilizing the beaker’s unique three pouring spouts. Tri-pour beakers are made from translucent polypropylene and are resistant to commonly used acids, alkalis, solvents and reagents and are autoclavable. Sizes of the beakers range from 50ml to 1000ml and each beaker is graduated in increments of 10, 20 or 50ml. Paper lids are available for each size of beaker.

Patents and Trademarks

The Company owns several patents and trademarks. While the Company considers that in the aggregate the patents and trademarks are important in the operation of its business, it does not consider any of them, or any group of them, to be of such importance that termination would materially affect its business.

The Company actively pursues a policy of seeking patent protection, both in the United States and abroad, for its proprietary technology. There can be no assurance that the Company’s patents will not be violated or that any issued patents will provide protection that has commercial significance. Litigation may be necessary to protect the Company’s patent position. Such litigation may be costly and time-consuming, and there can be no assurance that the Company will be successful in such litigation. Since no single patent covers product lines that constitute 5% or more of any sales of the Company for fiscal 2010, the Company does not believe that any violation of any patents owned by the Company would have a material adverse effect on it or its business prospects.

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

Group Purchasing Agreements

Hospital chains and large buying groups have played, and are expected to continue to play, an increasingly significant role in the purchase of medical devices. These group purchasing organizations (“GPOs”) continue to narrow their list of suppliers. By contracting with a GPO, the Company can operate its sales force much more efficiently. As a result, the Company’s sales force continues to call on facilities associated with these buying groups in order to improve compliance with these group purchasing agreements and improve market share.

To strengthen our position with these groups, the company has restructured its Corporate Accounts team. The new organization, called Executive Healthcare Services will be led by a Vice President with industry expertise and five Area Vice Presidents who will focus on building strategic partnerships with GPOs and Integrated Delivery Networks. Agreements with GPOs typically have no minimum purchase requirements and can be terminated on ninety (90) days advance notice. The termination or non-renewal of any of the agreements could have a material adverse effect on the Company’s business.

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

The competitors differ based upon the products being sold. For instance, in the sale of sterile laparotomy sponges, where Medical Action’s sales represent a significant share of the domestic market, Cardinal Health, Inc., the Kendall Company, a subsidiary of Covidien Industries, Inc. and Medline Industries, Inc. are competitors. The Company’s primary competitors in the sale of sterile operating room towels, in which the Company is also a leading supplier in the domestic market, are Cardinal Health, Inc., Medline Industries, Inc. and DeRoyal, Inc. Management believes that the breadth of its line of collection systems for the containment of medical waste is the most complete in the industry, where it competes with Mabis, DMI Healthcare, Minigrip, Inc., Heritage Bag

Company, Pitt Plastics, Medline Inc., and Tri-State Hospital Supply. In the sale of minor procedure kits and trays where the Company has a significant domestic market share, the Company’s primary competitors include Cardinal Health, Inc., Becton, Dickinson and Company, Medline Industries, Inc. and the Kendall Company, a subsidiary of Covidien Industries, Inc. In the sale of medical pouches to the hospital market, where the Company is one of the leading suppliers, the Company’s primary competitors include Cardinal Health, Inc. In the sale of operating room accessories, where the Company’s portion of the market is relatively insignificant, the Company’s primary competitor is Devon Industries, Inc., a subsidiary of Covidien Industries, Inc. In the sale of patient bedside utensils, where Medline Industries, Inc. and Betras Plastics, are competitors, Medical Action’s sales represent a significant share of the domestic market. In the sale of laboratory products, where Cardinal Health, Inc., Covidien Industries, Inc., Becton, Dickinson and Company, Kord Products Inc., and Parter Medical Products, Inc., are competitors, Medical Action’s sales represent an insignificant share of the domestic market.

Health Care Reform

In recent years, several comprehensive health care reform proposals were introduced in the U.S. Congress. The intent of the proposals was, generally, to expand health care coverage for the uninsured and reduce the growth of health care expenditures. Health care reform is an immediate and important priority of President Obama’s administration, and recent legislation has been enacted that represents a significant reform of the United States health care system. On November 7, 2009, the U.S. House of Representatives passed the Affordable Health Care for America Act and on December 24, 2009, the Senate passed the Patient Project and Affordable Care Act. To bridge the differences between the two bills, on March 21, 2010, the House of Representatives passed the Patient Project and Affordable Care Act (H.R. 3590) without amendment. H.R. 3590 was signed into law by President Obama on March 23, 2010. Also on March 21, the House also passed the Health Care and Education Reconciliation Act of 2010 (H.R. 4872), which modified certain provisions in H.R. 3590. The House and Senate both passed a modified version of the reconciliation bill on March 25, 2010, and President Obama signed the reconciliation bill on March 30, 2010. Together, H.R. 3590, which is now Public Law 111-148, and H.R. 4872, which is now Public Law 111-152, form the basis of the health care reform legislation. Under this newly-enacted health care reform legislation, Medical Action anticipates both benefits and challenges to the business which are yet to be determined.

Regulation

As a manufacturer of medical devices, the Company is subject to regulation by numerous regulatory bodies, both in the United States and abroad. In the United States, the federal agencies that regulate the Company’s operations and products include: the U.S. Food and Drug Administration (“FDA”), the Environmental Protection Agency, the Occupational Health & Safety Administration and others. Additionally, because the Company’s customers are typically reimbursed under governmental health programs such as Medicare and Medicaid, the Company is also subject to regulation by the Department of Health and Human Services. At the state level, the Company’s operations and products are also subject to regulation by various state agencies. Outside the United States, the Company is subject to regulation by agencies of foreign countries in which the Company sells its products. These agencies require manufacturers of medical devices to comply with applicable laws and regulations governing the introduction, development, testing, manufacturing, labeling, advertising, marketing, distribution, sale and use of medical devices. These requirements also include complaint handling, post marketing reporting, including adverse event reports and field actions due to quality concerns. Additionally, as a participant in the heavily-regulated health care industry, although the Company’s products and operations are not always directly regulated by certain health care laws and regulations, the Company may still be affected indirectly to the extent its customers are subject to such requirements.

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

Unless exempt for low risk products, medical devices also require FDA pre-market approval. In addition to requiring clearance or approval for new products, the FDA may require clearance or approval prior to marketing products that are modifications of existing products. The Federal Food, Drug and Cosmetic Act (“FDC Act”) provides that new “510(k)” clearances are required when, among other things, there is a major change or modification in the intended use of the device or a change or modification to a legally marketed device that could significantly affect its safety or effectiveness. A manufacturer is expected to make the initial determination as to whether a proposed change to a cleared device or to its intended use is of a kind that would necessitate the filing of a new “510(k)” notification.

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

The Company’s failure to comply with applicable laws or regulations could result in disciplinary, corrective or punitive measures imposed by regulatory bodies in the form of warnings, civil sanctions, criminal sanctions, recalls or seizures, injunctions, withdrawal of approvals, or restrictions on operations.

Sales, Marketing and Customers

The Company’s products are presently marketed and sold primarily to acute care facilities throughout the United States through a network of direct sales personnel. In addition, the Company has expanded its target markets to include physician, dental and veterinary offices, outpatient surgery centers, long-term care facilities and laboratories.

The Company’s sales representatives typically attempt to establish and maintain direct contact with medical professionals that directly utilize the Company’s products. As medical product purchases are typically made on a centralized basis by hospital purchasing departments, and increasingly by health care networks, sales representatives must also maintain relationships with purchasing department personnel. The Company has forty-one (41) direct and four (4) independent sales personnel throughout the United States engaged in the sales and marketing of the Company’s products.

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

Sales to Owens & Minor, Inc. and Cardinal Health Inc., diversified distribution companies (the “Distributors”) accounted for approximately 40% and 26%, respectively for the fiscal year ended March 31, 2010, 38% and 22%, respectively for the fiscal year ended March 31, 2009 and 37% and 21%, respectively for the fiscal year ended March 31, 2008. Although the Distributors may be deemed in a technical sense to be major purchasers of the Company’s products, the Distributors typically serve as a distributor under a purchase order or supply agreement between the customer and the Company, and do not make significant purchases for their own account. The Company, therefore, does not believe it is appropriate to categorize the Distributors as actual customers. No other individual customer or affiliated group of customer accounts accounted for more than 5% of the Company’s net sales in any of the past three fiscal years.

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

In addition to branded sales to the United States health care market, the Company generates revenue to OEM customers in the health care, laboratory and non-medical markets. Moreover, Medical Action provides and sells products to international markets via independent in country distribution networks, supported by operations in the United States, Brazil and China.

Research and Development

The Company is continually conducting research and developing new products utilizing a team approach that involves its engineering, manufacturing and marketing resources. Although the Company has developed a number of its own products, most of its research and development efforts have historically been directed towards product improvement and enhancements of previously developed or acquired products. Product development expenses were approximately $1,209, $960, $898 for the fiscal years ended March 31, 2010, 2009, and 2008, respectively.

Employees

As of June 2, 2010, the Company had approximately 831 full-time employees with approximately 557 in manufacturing and distribution, approximately 84 in marketing and sales, and approximately 190 in general and manufacturing administration. Except for approximately 253 employees in the Company’s Gallaway, Tennessee facility, which are represented by the Service Employees International Union (“SEIU”), none of the Company’s employees are represented by a labor union. The Company has entered into an agreement with the SEIU for the three (3) year period ending July 2012. The Company believes that its employee relations are good.

Backlog

The Company does not believe that its backlog figures are necessarily indicative of its business since most hospitals and health related facilities order their products on a continuous basis and not pursuant to any contractual arrangements. Since typical shipment times range from two to five days, the Company must maintain sufficient inventories of all products at all times.

Raw Materials and Manufacturing

The principal raw materials used by the Company are a four-ply mesh gauze laparotomy sponge, cotton huck towel, paper, non-woven material, and various types of plastic resin. Other materials and supplies used by the Company include gauze, gauze sponges, injection molded and thermoformed plastics, medical instruments, various types of antiseptics and wound dressings, aluminum, foam, medical grade magnets and a variety of packaging material. Several of these raw materials are supplied from vendors outside the United States.

Medical Action’s variety of suppliers for raw materials and components necessary for the manufacture of its products, as well as its long term relationships with such suppliers, help to ensure the stability in its manufacturing process. Historically, we have not been materially affected by interruptions with such suppliers. However, if a supplier of significant raw materials, component parts, finished goods or services were to terminate its relationship with the Company, or otherwise cease supplying raw materials, component parts, finished goods or services consistent with past practices, the Company’s ability to meet its obligations to its customers may be disrupted. A disruption with respect to numerous products, or with respect to a few significant products, could have a material adverse effect on the Company’s business and financial condition. During the past few years, world events caused the cost of oil and natural gas prices to increase to historical new heights, causing the cost of resin, the principal raw material in the manufacture of our plastic products, to increase to unprecedented levels.

The Company presently purchases its principal cotton raw materials primarily from the Peoples Republic of China and to a lesser extent, India and is currently sourcing instruments from Pakistan and the Peoples Republic of China, a portion of its thermoform plastics from Taiwan, packaging paper material from France, water soluble bags from the United Kingdom and needle counters from the People’s Republic of China. From time to time, the Company has purchased certain of its raw materials from a number of other countries including Mexico, Vietnam, and the Dominican Republic. Some of the Company’s products are purchased as components or in final form, which are shipped to the Company’s manufacturing facility in Arden, North Carolina, where they are packaged. The Company’s sterilization pouches and minor procedure kits and trays are predominantly manufactured and/or assembled in the Company’s Arden, North Carolina manufacturing facility. The Company utilizes outside contract sterilization facilities for its products.

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

The Company’s sharps containers are also manufactured from either polypropylene or polyethylene resin and are produced either by extrusion blow-molding or by high pressure injection molding. In extrusion blow molding, the resin is melted by friction and applied heat in a long tube with a precisely flighted revolving auger, delivering the molten plastic through an extruder die to form a hollow tube. As the tube exits the extruder, a two-part blow mold whose internal cavity is in the shape of the finished product, closes around the tube and high pressure is introduced to form the finished product. In injection molding, a similar barrel and screw auger system plasticizes the resin before injecting the molten plastic into two-part precision molds. These molds are closed under very high pressure, enabling the plastic to fill all of the voids in the mold and taking the shape of the finished part, then rapidly cooled with water running through the mold structure before being ejected for packaging.

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

ITEM 1A – RISK FACTORS

Our business, operations and financial condition are subject to certain risks and uncertainties, including the risks discussed below. Should one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, our actual financial results will vary, and may vary materially from those anticipated, estimated, projected or expected. The key factors that may have a direct bearing on our business, cash flows, results of operations and financial condition are identified below:

The recently-enacted health care reform legislation may lead to substantial changes in the health care industry that may adversely affect the Company’s business.

Generally, the recently-enacted health care reform legislation requires most United States citizens and legal residents to have health insurance, creates state-based health benefit exchanges and a tax credit system to help the uninsured purchase coverage, requires employers to either provide insurance or pay tax penalties for employees that receive tax credits, imposes new regulations on health plans, and expands Medicaid. Many of the provisions of the law will phase in over the course of the next several years, and may have a material adverse effect on the Company’s results of operations. Among the provisions that may have an adverse impact on the Company is a 2.3% excise tax to be imposed on medical device manufacturers for the sale of certain medical devices occurring after December 31, 2012. At this point, it is not possible to fully predict the effect of the health care reform legislation on the Company.

Continuing pressures to reduce health care costs may adversely affect our prices. If we cannot reduce manufacturing costs of existing and new products, our sales may not grow and our profitability may decline.

Increasing awareness of health care costs, public interest in health care reform and continuing pressure from Medicare, Medicaid and other payers to reduce costs in the health care industry, as well as increasing competition from other products, could make it more difficult for us to sell our products at current prices. The reduction of health care costs has become a political priority in the United States, as evidenced by the recently-enacted health care reform legislation, and abroad. Laws and regulations affecting reimbursement for the Company’s products may be altered in the near future, possibly resulting in lower reimbursement amounts to customers for the Company’s products from governmental and private payers. In the event that the market will not accept current prices for our products, our sales and profits could be adversely affected. We believe that our ability to increase our market share and operate profitably in the long term may depend in part on our ability to reduce manufacturing costs on a per unit basis through cost containment and high volume production using highly automated molding and assembly systems. If we are unable to reduce unit manufacturing costs, we may be unable to increase our market share or may lose market share to alternative products, including competitors’ products. Similarly, if we cannot enter a market with new products priced competitively with adequate margins and then reduce unit manufacturing costs of new products as production volumes increase, we may not be able to sell new products profitably or gain any meaningful market share. Any of these results would adversely affect our future results of operations.

Resin prices are volatile. Increases in resin prices have adversely affected, and in the future may adversely affect, our financial condition, results of operations and cash flows.

Resin costs have fluctuated significantly in recent years and may continue to fluctuate as a result of changes in natural gas and crude oil prices. For calendar year 2009, resin costs in North America and Europe decreased 16% and 26% respectively compared to the prior year period, as measured by the Chemical Market Associates, Inc. index and PLATTS’s index, their respective market indices. However, in the fourth quarter of calendar year 2009 these costs were approximately 40% higher compared to the prior year’s quarter. The instability in the world markets for petroleum and in North America for natural gas could quickly affect the prices and general availability of raw materials, which could have a materially adverse impact to us. Due to the uncertain extent and rapid nature of cost increases, we cannot reasonably estimate our ability to successfully recover any cost increases. To the extent that cost increases cannot be passed on to our customers, or the duration of time lags associated with a pass-through becomes significant, such increases may have a material adverse effect on our profitability.

The high level of competition and group purchasing organizations place pressure on our profit margins and we may not be able to compete successfully.

The disposable medical device segment of the health care industry in which we operate is highly competitive and is experiencing both horizontal and vertical consolidation. All of the products we sell are available from sources other than us. The high level of competition in our industry places pressure on profit margins. Some of our competitors have greater resources than we have. These competitive pressures could have a material adverse affect on our business, financial condition or results of operations.

Sales to Owens & Minor, Inc. and Cardinal Health Inc. (the “Distributors”) accounted for approximately 66% of total sales in each of the last three fiscal years. Although the distributors may be deemed in a technical sense to be major purchasers of the Company’s products, they serve, however, as a distributor under a purchase order or supply agreement between the customer and the Company, and do not purchase for their own accounts. The Company, therefore, does not believe it is appropriate to categorize its distributors as actual customers. However, in some cases, distributors compete with the Company on a private label basis, and if successful, sales of certain of the Company’s products could decline which may result in a material adverse affect on the Company’s business and financial condition.

Health care reform and the related pressure to contain costs has been the advent of group purchasing organizations in the United States. These group purchasing organizations enter into preferred supplier arrangements with one or more manufacturers of medical products in return for price discounts to members of the group purchasing organizations. If we are not able to obtain new preferred supplier commitments from major group purchasing organizations or retain those commitments that we currently have, which are generally terminable by either party for any reason upon the expiration of a defined notice period, our sales and profitability could be adversely affected. However, even if we are able to obtain and retain preferred supplier commitments from group purchasing organizations, they may not deliver high levels of compliance by their members, meaning that we may not be able to offset the negative impact of lower per-unit prices or lower margins with increases in unit sales or in market share.

Indemnification for remediation of Tennessee facility.

The Medegen Tennessee facility is comprised of approximately 25 acres in a light industrial park, located in Gallaway, TN and was acquired by Medegen in 1998. As part of its due diligence activities prior to the acquisition of the facility by Medegen, consultants found chlorinated solvents in the groundwater adjacent to the manufacturing plant. The identified groundwater contamination is in the process of being remediated.

The prior owner of the facility (“Indemnitor”) retained responsibility for the remediation of the contamination, and Medegen is fully indemnified for all costs associated with the environmental remediation as well as any claims that may arise, including third party claims. As security for the indemnification obligations, Indemnitor is required, on a quarterly basis, to provide proof of cash balances, marketable securities or available, unused lines of credit equal to the expected cost of all future remediation activities plus $500. Now that full-scale remediation has begun, Indemnitor will be required to provide Letters of Credit (“LC”) to secure their current and future obligations, including a $3,000 LC which is currently open, and future LC’s in the amounts of $2,000 in December 2011 and reducing to $1,000 from December 2014 through December 2017. The LC amounts approximate the expected remaining remediation costs at each point in time. No assurance can be given that the Indemnitor will have the financial resources to complete the environmental remediation and/or defend any claims that may arise, that recommended cleanup levels will be achieved over the long term, or that further remedial activities will not be required.

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

To the extent that the Company grows through acquisitions, it will face the additional challenges of integrating its current operations, culture, management information systems and other characteristics with that of the acquired entity. The Company may incur significant expenses in connection with negotiating and consummating one or more transactions, and it may assume certain liabilities in connection with the acquisition as a result of its failure to conduct adequate due diligence or otherwise. In addition, the Company may not realize competitive advantages, synergies or other intended benefits anticipated in connection with such acquisition. If the Company does not adequately identify targets for, or manage issues related to our future acquisitions, such acquisitions may have a negative adverse affect on the Company’s business and financial results.

In addition to the above risks, future acquisitions may result in the dilution of earnings and the amortization or write-off of goodwill and intangible assets, any of which could have a material adverse affect on our business, financial condition or results of operations.

The Company’s business is subject to the risks of international procurement.

A significant portion of the Company’s raw materials and finished goods are purchased from manufacturers in the People’s Republic of China. As a result, the Company’s international procurement operations are subject to the risks associated with such activities including, economic and labor conditions, international trade regulations (including tariffs and anti-dumping penalties), war, international terrorism, civil disobedience, natural disasters, political instability, governmental activities and deprivation of contract and property rights. In particular, since 1978, the Chinese government has been reforming its economic systems, and we expect such reforms to continue. Although we believe that these reforms have had a positive effect on the economic development of China and have improved our ability to successfully utilize facilities in China, we cannot be assured that these reforms will continue or that the Chinese government will not take actions that impair these operations in China. In addition, periods of international unrest may impede our ability to procure goods from other countries and could have a material adverse effect on our business and results of operations.

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

For the year ended March 31, 2010, international sales accounted for approximately 3% of our total net sales. We export from the United States and China most of our products sold internationally. Our principal competitors in international markets are a number of much larger companies as well as smaller companies already established in the countries into which we sell or intend to sell our products. Our cost structure is often higher than that of our competitors because of the relatively high cost of transporting product to the local market as well as our competitors’ lower local labor costs in some markets. There is no certainty that we will be able to open local manufacturing facilities, procure products from other suppliers or operate our international sales activities productively.

Our international sales are subject to higher credit risks than sales in the United States. Many of our international distributors are small and may not be well capitalized. Our prices to our international distributors for products shipped to the customers from the United States or China are denominated in U.S. dollars, but their resale prices are set in their local currency. A decline in the value of the local currency in relation to the U.S. dollar may adversely affect their ability to profitably sell in their market the products they buy from us, and may adversely affect their ability to make payment to us for the products they purchase. Legal recourse for non-payment of indebtedness may be uncertain. These factors all contribute to a potential for credit losses.

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

Covenants in our credit facilities may restrict our financial and operating flexibility.

We currently have two credit facilities;

•	A five year $20,000 revolving credit facility expiring on December 31, 2011, of which we had $0 outstanding as of March 31, 2010 and June 2, 2010; and

•	A $65,000 term loan payable in quarterly installments. As of March 31, 2010 and June 2, 2010, $16,875 was outstanding on the term loan.

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

The use of our products exposes us to an inherent risk of product liability. Patients, health care workers or health care providers who claim that our products have resulted in injury could initiate product liability litigation seeking large damage awards against us. Costs of the defense of such litigation, even if successful, could be substantial. We maintain insurance against product liability and defense costs in the amount of $17,000 per occurrence. There is no assurance that we will successfully defend claims, if any, arising with respect to products or that the insurance we carry will be sufficient. A successful claim against us in excess of insurance coverage could materially and adversely affect us. Furthermore, there is no assurance that product liability insurance will continue to be available to us on acceptable terms.

Termination or interruption of relationships with our suppliers, or failure of such suppliers to perform, could disrupt our business and could have a material adverse effect on our business and financial condition.

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

Information technology system failures could disrupt the Company’s ability to function in the normal course of business by potentially causing delays or cancellation of customer orders, impeding the manufacture or shipment of products, hindering the planning and procurement of raw materials, or resulting in the unintentional disclosure of customer or Company information. Management has taken steps to address these concerns by its implementation of internal control measures and certain system redundancy or recovery plans. During fiscal 2007, the Company implemented a new software system, mySAP software suite which, during the past fiscal year, was extended to all of Medegen’s operations. However, there can be no assurance that a system failure or data security breach will not have a material adverse affect on the Company’s results of operations.

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

We principally rely on our manufacturing facilities in Arden, North Carolina, Gallaway, Tennessee, and Clarksburg, West Virginia. These facilities may be affected by natural or man-made disasters. These facilities and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial time to repair or replace. In the event one of our facilities was affected by a disaster, we would be forced to rely on third-party manufacturers. However, third-party manufacturers may not be available or they may be unable to produce our products on the schedule or to the specifications that we require. We currently carry insurance in the aggregate amount of $20,000 to protect us against many, but not all such disasters. However, such insurance may not be sufficient to cover certain losses and may become unavailable on acceptable terms, if available at all.

The Company is subject to a number of existing laws and regulations, and a significant adverse change in, or failure to comply with, these requirements could adversely affect the Company’s business.

As a participant in the heavily-regulated health care industry, the Company is regulated by numerous government authorities in both United States and abroad. The manufacturing, distribution, marketing, labeling, sale and use of the Company’s products are subject to extensive regulation by the FDA and other regulatory authorities. The Company’s failure to comply with applicable laws or regulations could cause a regulatory body to take disciplinary, corrective or punitive measures in the form of warnings, civil sanctions, criminal sanctions, recalls or seizures, injunctions, withdrawal of approvals, or restrictions on operations, all of which could adversely affect the Company’s business.

Importantly, in addition to the laws and regulations that directly apply to the Company, the Company is also impacted by the laws and regulations that apply to its customers. The Company’s targeted customer base consists primarily of acute care facilities, and recently has expanded to include physician offices, outpatient surgery centers, long-term care facilities, and laboratories. These customers typically rely substantially on government programs for reimbursement for the services provided to patients in which the Company’s products are utilized, and their continued participation in such programs requires compliance with extensive governmental regulatory schemes. Even though the Company may not be directly regulated under these requirements, its products must be capable of being utilized by customers in compliance with such requirements.

The Company and its customers are subject to numerous laws and regulations relating to health care fraud and abuse. These laws are particularly relevant with respect to the sale and marketing of the Company’s products and the interaction between the Company and its customers. Fraud and abuse laws can be complicated and subject to frequent change, and as a result, may be violated unintentionally. Because many of these laws and regulations have not been extensively interpreted or consistently enforced, health care industry participants often do not have the benefit of significant regulatory or judicial interpretation of these laws and regulations. Different interpretations or enforcement of these laws and regulations could subject the Company’s current or past practices to regulatory scrutiny and could necessitate changes to the Company’s operations. Violations of fraud and abuse laws may result in significant criminal, civil and administrative sanctions. A determination, or even an investigation as to whether, the Company has violated fraud and abuse laws could adversely affect the Company’s business.

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

The market price of the Company’s common stock has been, and may continue to be volatile.

The market price of the Company’s common stock has been, and may continue to be, highly volatile for various reasons, including the following:

•	claims involving potential infringement of patents and other intellectual property rights;

•	quarter-to-quarter variances in the Company’s financial results;

•	analyst and other projections or recommendations regarding the Company’s common stock or medical device stocks generally;

•	any restatement of the Company’s financial statements or any investigation into the Company by the SEC or another regulatory authority;

•	a general decline, or rise, of stock prices in the capital markets generally;

•	investors concerns regarding the credibility of corporate financial reporting and integrity of financial markets;

•	announcements by us or our competitors of new products and service offerings, significant contracts, acquisitions or strategic relationships;

•	additions or departures of key personnel; and

•	the trading volume of our common stock.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

The Company owns manufacturing facilities in Gallaway, Tennessee, Arden, North Carolina and Clarksburg, West Virginia. The Company acquired in March 2007, a 28,200 square foot building in Brentwood, New York to serve as the Company’s new corporate headquarters, which has been completely renovated. During fiscal 2010, the Company sold a 12,000 square foot building located in Hauppauge, New York which was used as general offices and served as the Company’s former headquarters. Such building was sold in March 2010, and was considered held for sale and classified in Other Assets, net prior to March 31, 2010. In addition, the Company leases general office space in Shanghai, China. Management believes that the Company’s facilities are adequate to meet its current needs and should continue to be adequate for the foreseeable future. Additional information about our facilities is set forth in the following table:

Location	Primary Use	Owned/ Leased	Lease Termination Date	Size in Square Feet
Arden, North Carolina	Manufacturing/Warehouse/Distribution	Owned	n/a	205,000	(a)
Brentwood, New York	Executive Offices	Owned	n/a	28,200	(b)
Clarksburg, West Virginia	Manufacturing/Warehouse/Distribution	Owned	n/a	43,000	(c)
Gallaway, Tennessee	Manufacturing/Warehouse/Distribution	Owned	n/a	265,000	(d)
Shanghai, China	General Office	Leased	January 2012	2,550	(e)
Fletcher, North Carolina	Warehouse/Distribution	Leased	April 2011	17,920	(f)
Oakland, Tennessee	Warehouse/Distribution	Leased	May 2011	40,000	(g)

(a)	The principal manufacturing, distribution and warehouse facility of the Company is 32 acres. An Industrial Revenue Bond in the amount of $1,360 was outstanding as of March 31, 2010, which was used to acquire and renovate the facility and acquire certain manufacturing equipment.
(b)	The Company relocated to the Brentwood, New York corporate headquarters from the Hauppauge, New York corporate office in March 2009. This facility was acquired in March 2007.
(c)	The Clarksburg, West Virginia facility located on 15 acres, was part of our acquisition of the BioSafety Division of Maxxim Medical, Inc. in October 2002.
(d)	The Gallaway, Tennessee facility located on 25 acres, was part of our acquisition of Medegen Medical Products, LLC in October 2006.
(e)	The Offices in Shanghai, China are leased at an annual rental of $88.
(f)	The warehouse facility in Fletcher, North Carolina is leased at an annual rental of $36.
(g)	The warehouse facility in Oakland, Tennessee is leased at an annual rental of $120.

ITEM 3 – LEGAL PROCEEDINGS

The Company is involved in one (1) product liability case, which is covered by insurance. While the results of the lawsuit cannot be predicted with certainty, management does not expect that the ultimate liability, if any, will have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4 – (RESERVED)

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price for the Common Stock

Our Common Stock trades on the NASDAQ Stock Market under the symbol “MDCI”. As of June 2, 2010 there were approximately 174 stockholders of record, which does not include approximately 4,059 beneficial owners of shares held in the names of brokers or other nominees. The following table sets forth, for the periods indicated, the high and low intra-day prices per share of Medical Action Common Stock as reported by the NASDAQ Global Select Stock MarketSM .

Fiscal 2010
	High	Low
First Quarter	$12.50	$7.81
Second Quarter	13.77	10.33
Third Quarter	17.74	10.58
Fourth Quarter	16.65	11.03

Fiscal 2009
	High	Low
First Quarter	$17.49	$10.36
Second Quarter	14.44	9.16
Third Quarter	13.33	5.82
Fourth Quarter	10.55	5.42

Dividends

We have never paid cash dividends, and do not anticipate paying dividends in the foreseeable future as the Board of Directors intends to retain future earnings for use in our business. Any future determination as to the payment of dividends will depend upon our financial condition, results of operations and such other factors as the Board of Directors deems relevant. In addition, our credit facilities contain covenants limiting the declaration and distribution of a cash dividend.

Performance Graph

The following graph shows the cumulative total return on our Common Stock against the cumulative total return of the Standard & Poor 500 Stock Index and the Standard & Poor Healthcare (Medical Products and Supplies) Industry for the period of five years commencing April 1, 2005 and ending March 31, 2010.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Medical Action Industries Inc., The S&P 500 Index

And The S&P Health Care Supplies Index

*$100 invested on 3/31/05 in stock or index, including reinvestment of dividends.

Fiscal year ending March 31.

The information in this Form 10-K appearing under the heading “Performance Graph” is being “furnished” pursuant to Item 201 (e) of Regulation S-K under the Securities Act of 1933, as amended, and shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to Regulation 14A of 14C, other than as provided in Item 201 (e) of Regulation S-K, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows, as of March 31, 2010, information with respect to compensation plans under which shares of Common Stock are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options(1)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans(4)
Equity compensation plans approved by stockholders (2)	1,319,562	12.88	1,550,063
Equity compensation plans not approved by stockholders (3)
Total	1,319,562	12.88	1,550,063

(1)	All share amounts and exercise prices have been adjusted to reflect the Company’s three-for-two stock split distributed on February 9, 2007.
(2)	These equity compensation plans are the 1994 Stock Incentive Plan, 1989 Non-Qualified Stock Option Plan and 1996 Non-Employee Stock Option Plan, all of which have been approved by our stockholders.
(3)	The Company does not have any equity compensation plans that have not been approved by our stockholders.
(4)	Excludes securities to be issued upon exercise of outstanding options.

ITEM 6 – SELECTED FINANCIAL DATA

Selected Financial Data

	Year ended March 31,
	2010	2009	2008	2007	2006
Earnings Data
Net Sales	$290,146	$296,070	$290,528	$217,328	$150,942
Income before income taxes	27,358	8,096	21,452	21,128	18,515
Net income	16,841	4,955	13,225	12,969	11,461
Net income per common share:
Basic (1)	1.04	0.31	0.83	0.82	0.73
Diluted (1)	1.03	0.31	0.81	0.80	0.72

Balance Sheet Data
Total Assets	$200,796	$215,166	$199,036	$192,670	$100,391
Working Capital	24,040	48,811	25,138	17,719	37,430
Long-term debt including capital leases (less current portion)	2,734	53,147	34,421	47,203	2,440
Shareholders’ equity	142,722	122,005	115,779	98,364	83,143

(1)	Earnings per share have been restated to reflect a three-for-two stock split in February 2007, for the fiscal years ended March 31, 2007 and prior.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

All dollar amounts presented in our Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands, expect share and per share data. The following table sets forth certain operational data (in dollars and as a percentage of net sales) for the fiscal years indicated:

	2010		2009		2008
Net Sales	$290,146	100.00%	$296,070	100.0%	$290,528	100.0%
Gross Profit	$68,904	23.7%	$50,935	17.2%	$64,452	22.2%
Selling, General and
Administrative Expenses	$40,198	13.9%	$40,161	13.6%	$39,672	13.7%
Income Before Income Taxes	$27,358	9.2%	$8,096	2.7%	$21,452	7.4%
Net Income	$16,841	5.7%	$4,955	1.7%	$13,225	4.6%

The Company’s revenues decreased by $5,924 or 2.0% to $290,146 for the fiscal year ended March 31, 2010 over the fiscal year ended March 31, 2009. The decrease in revenue is comprised of unit volume decreases of $4,400 and price/sales mix decreases of $1,524.

Gross profit increases in both dollars and as a percentage of net sales were primarily a result of a decline in resin prices, a change in the mix of products sold, decreased outbound freight costs and decreased costs of products sourced from foreign suppliers, principally from China.

Selling, general and administrative expenses were consistent with prior year levels in both dollars and as a percentage of net sales.

FISCAL 2010 COMPARED TO FISCAL 2009

The following table sets forth the major sales variance components for the year ended March 31, 2010 versus March 31, 2009:

2009 Net Sales	$296,070
Volume of Existing Products	(4,400)
Price/Sales Mix	(1,524)

2010 Net Sales	$290,146

Net sales for the fiscal year ended March 31, 2010 decreased 2.0% to $290,146 from $296,070 for the fiscal year ended March 31, 2009. The following table sets forth the major components of the decrease in net sales as well as percent increases or decreases in unit sales and average selling prices by significant product classes for the fiscal year ended March 31, 2010 compared to the fiscal year ended March 31, 2009:

	Net Sales $ increase (decrease)	Unit Sales % increase (decrease)	Average Selling Price /Sales Mix % increase (decrease)
Minor Procedure Kits and Trays	$1,318	1.7%	-2.5%
Containment Systems for Medical Waste	(556)	-1.1%	-1.5%
Dressings and Surgical Sponges	(1,715)	-11.5%	1.4%
Operating Room Disposables and Sterilization	(1,987)	-3.4%	1.3%
Laboratory Products	(2,296)	-7.1%	-1.8%
Patient Bedside Utensils	(2,401)	-3.4%	0.7%
Other, net	1,713	not meaningful	not meaningful

	$(5,924)

The net unit volume decrease for the fiscal year ended March 31, 2010 compared to the fiscal year ended March 31, 2009 was primarily attributable to losses in the operating room disposables and sterilization (predominantly operating room towels), dressings and surgical sponges (predominantly laparotomy sponges), laboratory products (predominantly petri dishes, specimen containers and commode collectors) and patient bedside utensils (predominantly wash basins) product classes. Management believes that these declines are attributable to an increase in competitive pressures, a decline in hospital admission rates and elective surgeries and the termination or change in terms of certain supply and group purchasing organization contracts, namely on the Company’s urinals, operating room towels, laparotomy sponges and patient aids products. The net unit volume decline was partially offset by an increase in the minor procedure kits and trays product class resulting from increased domestic market penetration for the Company’s i.v. start kits and central line dressing change products.

The overall average selling price/sales mix decrease for the fiscal year ended March 31, 2010 as compared to the fiscal year ended March 31, 2009 was due to general market pricing pressures on the Company’s product classes which was partially offset by an increase in the average selling prices of the Company’s operating room towels and laparotomy sponges products. The increase in the average selling prices of these products was attributable to the termination of business that was priced at below market pricing levels.

During the fiscal year ended March 31, 2010, the containment systems for medical waste, patient bedside utensils and laboratory product categories represented approximately 52% of the Company’s revenue. The primary raw material utilized in the manufacture of these categories is plastic resin. In recent years, world events have caused the cost of plastic resin to increase and be extremely volatile. While the cost of plastic resin has declined from its peak levels reached during the month of September 2008, the volatility associated with resin costs and product acquisition costs from foreign suppliers may continue for the foreseeable future. In the past, the Company has been able, from time to time, to increase selling prices for certain of the products within these categories to recover a portion of the increased cost. However, the Company is unable to give any assurance that it will be able to pass along future cost increases to its customers, if necessary. It is anticipated that the Company will purchase approximately 50 million pounds of resin during fiscal 2011. Each $.01 fluctuation could impact cost of goods sold by $500 on an annualized basis.

The Company has entered into agreements with substantially all major group purchasing organizations. We are the sole-source vendor for several of these agreements. These agreements, which expire at various times over the next several years, can be terminated typically on ninety (90) days advance notice and do not contain minimum purchase requirements. The Company, to date, has been able to achieve significant compliance to their respective member hospitals. The termination or non-renewal of any of these agreements may result in the significant loss of business or lower average selling prices. In some cases, as these agreements are renewed, the average selling prices could be materially lower or additional vendors could be added to the agreements resulting in potential losses in market share.

Historically, the Company has participated in several reverse auctions and bid processes in order to achieve renewal of certain major group purchasing agreements. During the fiscal year ended March 31, 2010, the Company extended certain major group purchasing agreements. No significant new agreements were added. The Company anticipates participating in reverse auctions or similar bid processes as deemed necessary during the fiscal year ended March 31, 2011.

The following table sets forth sales and cost of sales data for the fiscal years ended March 31,

	2010	2009	2008
Net Sales	$290,146	$296,070	$290,528
Cost of Sales	221,242	245,135	226,076
Gross Profit	68,904	50,935	64,452
Gross Profit Percentage	23.7%	17.2%	22.2%

Selling, General and Administrative Expenses	$40,198	$40,161	$39,672
As a Percentage of Net Sales	13.9%	13.6%	13.7%

Gross profit increases in both dollars and as a percentage of net sales for the fiscal year ended March 31, 2010 as compared to the fiscal year ended March 31, 2009 were a result of lower resin costs of $10,296, an increase of $2,559 resulting from a change in the mix of products sold, decreased outbound freight costs of $2,393 and decreased costs of products sourced from foreign suppliers, principally from China, of $2,040.

Many of the Company’s products are produced from petroleum derived raw materials such as plastic resin. The Company also bears the cost of both inbound and outbound freight shipments of raw materials and finished products, which are significantly impacted by the cost of oil. The cost of crude oil has declined significantly from its peak levels reached during the month of July 2008. Consequently, the Company has experienced the benefits from lower plastic resin costs during the fiscal year ended March 31, 2010 as much of the resin that was used in production during this period was purchased at a lower average cost than resin used during the fiscal year ended March 31, 2009.

During the third and fourth quarters of fiscal 2009, the cost of plastic resin gradually declined. During March 2009, the Company believed that market conditions reflected a low point in the cost of resin and through a combination of advance purchases and future supply agreements, the Company was able to secure a supply of approximately 50% of its fiscal 2010 resin requirements at market prices in effect at the time. Furthermore, the resin used in production during fiscal 2010 which was not acquired as part of these advance purchases was purchased at lower average costs than the purchases of similar resin during fiscal 2009. These lower average costs contributed to an increase in gross margin for the fiscal year ended March 31, 2010 when compared to the previous year.

The price of resin remains volatile and has increased during the fiscal year ended March 31, 2010. The Company has been able to avoid the financial impact of some of the increase in resin costs through managing raw material levels and through the benefit of the supply agreements entered into during March 2009. It is likely that the Company will experience an increase in the cost of resin and a corresponding decline in gross margins when the supply agreements expire in March 2010.

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

Selling, general and administrative expenses for the fiscal year ended March 31, 2010 increased 0.1% to $40,198 or 13.9% of net sales from $40,161 or 13.6% of net sales for the fiscal year ended March 31, 2009. The increase in selling, general and administrative expenses as a percentage of net sales was primarily due to the decline in net sales and increases in salaries, depreciation and stock-based compensation. The increase was partially offset by declines in insurance and recruiting costs as well as a gain on the sale of the Company’s former corporate headquarters of $556.

Distribution expenses (which are included in selling, general and administrative expenses) decreased $461 to $7,477 for the fiscal year ended March 31, 2010 as compared to $7,938 for the fiscal year ended March 31, 2009. The decrease in distribution expenses was primarily due to decreased labor costs, primarily temporary labor and overtime expenses resulting from increased labor efficiencies.

Interest expense for the fiscal year ended March 31, 2010 decreased to $1,352 from $2,682 for the fiscal year ended March 31, 2009. The decrease in interest expense was attributable to a decrease in the average principal loan balances outstanding and a decrease in interest rates during the fiscal year ended March 31, 2010 versus March 31, 2009.

Income tax expense amounted to $10,517 and $3,141 for the fiscal years ended March 31, 2010 and 2009, respectively. Income tax expense as a percent of income before income taxes was 38.4% and 38.9% for the fiscal years ended March 31, 2010 and 2009, respectively. The decrease in the tax rate was the result of a change in state apportionment factors.

Net income for the fiscal year ended March 31, 2010 increased to $16,841 from $4,955 for the fiscal year ended March 31, 2009. The increase in net income is attributable to the aforementioned increase in gross profit and decrease in interest expense which was partially offset by an increase in selling, general and administrative expenses.

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

	Net Sales $ increase (decrease)	Unit Sales % increase (decrease)	Average Selling Prices / Sales Mix % increase (decrease)
Minor Procedure Kits and Trays	$8,660	6.8%	5.7%
Containment Systems for Medical Waste	2,743	1.3%	4.1%
Protective Apparel	2,658	27.8%	6.0%
Patient Bedside Utensils	(409)	-6.6%	6.4%
Other Dressings and Surgical Sponges	(432)	-14.0%	1.3%
Laboratory Products	(669)	-7.4%	4.5%
Laparotomy Sponges	(740)	-8.9%	2.6%
Specimen Containers	(766)	-15.3%	9.8%
Operating Room Towels	(1,919)	-11.1%	3.7%
Other Operating Room Disposables and Sterilization Products	(4,022)	13.1%	-26.6%
Other, net	438	not meaningful	not meaningful

	$5,542

The net unit volume decreases for the fiscal year ended March 31, 2009 as compared to the fiscal year ended March 31, 2008 were primarily from losses in specimen containers, other dressings and surgical sponges, operating room towels, laparotomy sponges and patient bedside utensils. Management believes that the decline is attributable to competitive pressures, the effect of customers’ management of inventory balances in reaction to current economic conditions, back order positions and the termination of a supply contract. A significant component of the Company’s net unit volume decreases in other operating room disposables and sterilization products relates to patient aids and resulted from the Company’s inability to negotiate acceptable price increases on crutches to a major customer and the Company’s unwillingness to continue to provide these crutches at current pricing levels. This resulted in a decline of approximately $3,239 in net sales with only a negligible impact on profitability for the fiscal year ended March 31, 2009 compared to the fiscal year ended March 31, 2008. These net unit volume declines were partially offset by volume increases primarily from greater domestic penetration of our minor procedure kits and trays product line.

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

Containment systems for medical waste and the product lines added as a result of the acquisition of Medegen, represented approximately 50% of the Company’s revenue in fiscal year 2009. The primary raw material utilized in the manufacture of this product line is plastic resin. In recent years, world events have caused the cost of plastic resin to increase and be extremely volatile. The Company anticipates that such volatility may continue in the future. In the past, the Company has been able, from time to time, to increase selling prices for certain of these products to recover a portion of the increased cost. However, the Company is unable to give any assurance that it will be able to pass along future cost increases to its customers, if necessary. It is anticipated that the Company will purchase in excess of 50 million pounds of resin during fiscal 2010. Each $.01 fluctuation could impact cost of goods sold by $500 on an annualized basis.

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

During the quarter ended June 30, 2008, the Company elected to exercise the ninety (90) day advanced notice termination provisions within one of its GPO agreements, under which the Company supplies disposable operating room towels and laparotomy sponges. The termination of the agreement with the aforementioned GPO amounted to less than 2% of the Company’s net sales and had resulted from the Company’s inability to negotiate acceptable price increases with the GPO and the Company’s unwillingness to continue to provide products to the GPO members at current pricing levels. Although net sales have not been significantly impacted by this termination, the Company cannot predict the future effects on its financial results from such termination.

During fiscal 2009, the Company participated in several reverse auctions and bid processes in order to achieve renewal of certain major group purchasing agreements. This process has resulted in the renewal or extension of fourteen existing agreements. No new agreements were added and the only existing agreement lost is noted above. Several of the renewals were renewed at lower average selling prices, but may result in the attainment of additional business. The Company anticipates continued participation in reverse auctions or similar bid processes as deemed necessary during fiscal 2010.

The following table sets forth sales and cost of sales data for the fiscal years ended March 31,

	2009	2008	2007
Net Sales	$296,070	$290,528	$217,328
Cost of Sales	245,135	226,076	163,956
Gross Profit	50,935	64,452	53,372
Gross Profit Percentage	17.2%	22.2%	24.6%
Selling, General and Administrative Expenses	$40,161	$39,672	$30,723
As a Percentage of Net Sales	13.6%	13.7%	14.1%

Gross profit declines in both dollars and as a percentage of net sales for the fiscal year ended March 31, 2009 as compared to the fiscal year ended March 31, 2008 were a result of increased costs of products sourced from foreign suppliers, principally from China, of approximately $6,238, inefficiencies incurred at our Tennessee manufacturing facility of approximately $6,167, higher resin prices of approximately $3,789, increased operating expenses in our West Virginia and North Carolina manufacturing facilities and the transfer of certain administrative processes to manufacturing overhead of approximately $1,713 and increases in our provision for excess and obsolete inventory and other costs of sales of approximately $1,505. These decreases were partially offset by a net increase of approximately $5,542 resulting from higher average selling prices and changes in the mix of products sold and decreased outbound freight costs to customers of approximately $342.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents increased as follows for the fiscal years ended March 31, :

	2010	2009	2008
Cash provided by operating activities	$43,268	$3,062	$19,213
Cash used in investing activities	(2,124)	(13,934)	(6,271)
Cash (used in) provided by financing activities	(38,962)	12,227	(11,665)
Increase in cash and cash equivalents	2,182	1,355	1,277

Historically, the Company’s primary sources of liquidity and capital resources have included cash provided by operations and the use of available borrowing under our credit facilities while the primary uses of liquidity and capital resources have included acquisitions, capital expenditures and payments on debt.

Cash provided by operating activities for the fiscal year ended March 31, 2010 was $43,268 compared to $3,062 for fiscal year ended March 31, 2009. The increase is primarily attributable to higher income from operations of $11,886, declines in (i) inventories of $8,361, (ii) accounts receivable of $3,165 and (iii) prepaid income taxes of $1,799 and an increase in accounts payable of $3,501.

The Company’s income from operations increased significantly for the fiscal year ended March 31, 2010 as compared to the fiscal year ended March 31, 2009. The increase in income was precipitated by the Company’s advanced purchases of approximately 50% of its fiscal 2010 resin requirements at favorable prices when compared to fiscal 2009. These advanced purchases, together with a reduction in resin prices of the remaining resin used by the Company, an improvement in profitability from a change in the mix of products sold, as well as declines in outbound freight costs and costs of products sourced from foreign suppliers were the primary factors impacting the increase in the Company’s income from operations for the fiscal year ended March 31, 2010 when compared to the fiscal year ended March 31, 2009.

Cash used in investing activities for the fiscal year ended March 31, 2010 was $2,124 compared to $13,934 for the fiscal year ended March 31, 2009. The Company’s capital expenditures amounted to $4,202 and $12,971 during the fiscal years ended March 31, 2010 and 2009, respectively. Included in capital expenditures are $441 and $7,109 in costs relating to the renovation of a building in Brentwood, New York during the fiscal years ended March 31, 2010 and 2009, respectively. The Company expended $3,140 and $5,339 in capital expenditures at its injection molding manufacturing facility located in Gallaway, Tennessee during the fiscal years ended March 31, 2010 and 2009, respectively, predominantly for the purchase of machinery and equipment. These capital expenditures were partially offset by proceeds from the sale of the Company’s previous corporate headquarters in Hauppauge, New York. The sale took place in March 2010 and the proceeds amounted to $2,066, which includes a gain of $546. The gain is reported in the selling, general and administrative expenses line of the Company’s consolidated statements of operations for the fiscal year ended March 31, 2010. See footnote 3 of our consolidated financial statements for further details.

The Company’s credit facilities contain certain covenants and restrictions which include amounts which can be spent on capital expenditures. During the year ending March 31, 2011, the Company will be permitted under the terms of its credit facilities to spend up to $5,000 on capital expenditures. Management expects to spend substantially all monies permissible for capital expenditures on machinery and equipment to improve production efficiencies at the Company’s Gallaway, Tennessee manufacturing facility.

Financing activities used net cash of $38,962 during the year ended March 31, 2010 compared to $12,227 of net cash provided for the year ended March 31, 2009. During the year ended March 31, 2010, the Company reduced its overall outstanding debt by $41,811. This reduction was primarily comprised of payments in the amount of $23,875 and $17,537 on the Company’s term loan and revolving credit agreement, respectively.

Financial Position

The Company is committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital and generating operating cash flows necessary to meet operating requirements. Total borrowings outstanding were $18,235 with a debt to equity ratio of 0.13 to 1 at March 31, 2010 as compared to total borrowings outstanding of $60,007 with a debt to equity ratio of 0.49 to 1 at March 31, 2009.

Cash and cash equivalents at March 31, 2010 were $5,641 and the Company had $20,000 available for borrowing under its revolving credit agreement. Approximately $1,360 of the Company’s cash and cash equivalents has been reserved for payment on the outstanding balance of the Company’s Industrial Revenue

Bond. The remaining cash and cash equivalents on hand as of March 31, 2010 will be utilized to fund short-term working capital requirements.

Working capital at March 31, 2010 was $24,040 compared to $48,811 at March 31, 2009, and the current ratio at March 31, 2010 was 1.6 to 1 compared to 2.9 to 1 at March 31, 2009. The decline in working capital and current ratio is primarily due to the reclassification of $6,500 in long-term debt to current portion of long-term debt as a result of amendments made to the Company’s credit facilities on September 30, 2008. Additionally, inventories declined $8,361 due to the usage during the fiscal year ended March 31, 2010 of the significant plastic resin purchases made during the fiscal year ended March 31, 2009. Also, accounts payable increased $3,501 versus the prior year due to the Company’s fiscal 2009 initiative to make payments, under conditions deemed favorable by management, on certain trade accounts payable, prior to March 31, 2009 which were not due until after March 31, 2009.

Management anticipates that during fiscal 2011 working capital and the current ratio will likely be in line with fiscal 2010 levels due to the conclusion of current long-term debt reclassifications.

The Company believes that the anticipated future cash flow from operations, coupled with its cash on hand and available funds under its revolving credit facility will be sufficient to meet working capital requirements. Although we have borrowing capacity on our revolving credit agreement, cash on hand and anticipate future cash flow from operations, we may be limited in our ability to allocate funds for purposes such as potential acquisitions, capital expenditures, marketing, development and other general corporate purposes. In addition, we may be limited in our flexibility in planning for or responding to changing conditions in our business and our industry, making us more vulnerable to general economic downturns and adverse developments in our business.

Borrowing Arrangements

On October 17, 2006, the Company entered into a credit agreement with certain lenders ( the “Credit Agreement”). The Credit Agreement, as most recently amended November 30, 2009, provides for borrowings of $85,000 and is divided into two types of borrowing facilities, (i) a term loan with a principal amount of $65,000 and (ii) a revolving credit agreement, which amounts may be borrowed, repaid and reborrowed up to $20,000. As of March 31, 2010 and June 2, 2010, $16,875 is outstanding on the term loan and $0 is outstanding on the revolving credit agreement.

During the fiscal year ended March 31, 2010, the Company used the majority of its cash and credit facilities to fund; working capital requirements and the acquisition of capital equipment within its manufacturing facilities.

The Company has several covenants under its Credit Agreement, as amended, which are measured quarterly and include a minimum net worth requirement, a minimum requirement on the ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to the current portion of total debt, a maximum capital expenditure allowance, minimum EBITDA requirements and a limitation on net losses. As of March 31, 2010, the Company was in compliance with all such covenants and financial ratios.

CONTRACTUAL OBLIGATIONS

The following table represents the Company’s future material, long-term contractual obligations as of March 31, 2010:

	Payments Due in
Contractual Obligations	Total	Less than 1 Year	1- 3 Years	3-5 Years	After 5 Years
Principal payments of long-term debt	$18,235	15,501	2,454	280	—
Operating Leases	2,100	999	1,058	43	—
Defined Benefit Plan Payments	525	42	84	89	310

Total Contractual Obligations	$20,860	$16,542	$3,596	$412	$310

None of the Company’s Executive Officers have employment or severance agreements. Our Executive Officers serve at the will of the Board, which enables the Company to terminate their employment with discretion as to the terms of any severance arrangement. This is consistent with the Company’s performance-based employment and compensation philosophy.

The Company has entered into agreements with three of its executive officers and a vice president, which provide certain benefits in the event of a change in control of the Company. A “change in control” of the Company is defined as, in general, the acquisition by any person of beneficial ownership of 20% or more of the voting stock of the Company, certain business combinations involving the Company or a change in a majority of the incumbent members of the Board of Directors, except for changes in the majority of such members approved by such members. If, within two years after a change in control, the Company or, in certain circumstances, the executive, terminates his employment, the executive is entitled to a severance payment equal to three times (i) such executive’s highest annual salary within the five-year period preceding termination plus (ii) a bonus increment equal to the average of the two highest of the last five bonuses paid to such executive. In addition, the executive is entitled to the continuation of all employment benefits for a three-year period, the vesting of all stock options and certain other benefits, including payment of an amount sufficient to offset any “excess parachute payment” excise tax payable by the executive pursuant to the provisions of the Internal Revenue Code or any comparable provision of state law. As of March 31, 2010, the estimated potential aggregate compensation payable to these three executive officers and vice president under the Company’s compensation and benefit plans and arrangements in the event of termination of such executive’s employment following a change in control amounted to approximately $7,325.

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

The accounting policies identified as critical are as follows:

Revenue Recognition – Revenue from the sale of products is recognized when the Company meets all of the criteria specified in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. These criteria include:

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

Income Taxes – In preparing the Company’s financial statements, income tax expense is calculated for each of the jurisdictions in which the Company has nexus. This process involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes which are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability, and where their recovery is not likely, a valuation allowance is established and a corresponding additional tax expense is recorded in the Company’s statement of operations. In the event that actual results differ from the Company’s estimates given changes in assumptions, the provision for income taxes could be materially impacted. As of March 31, 2010, no valuation allowance was necessary for the $2,363 of deferred tax assets that existed on the Company’s books. The total deferred tax liability as of March 31, 2010, was $15,932.

In accordance with the provisions of ASC 740, Income Taxes, we recognize in our financial statements only those tax positions that meet the more-likely-than-not-recognition threshold. We establish tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in our consolidated statements of operations. The provisions of ASC 740 did not have a material impact on the Company’s consolidated financial position.

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

Allowance for Doubtful Accounts – The Company performs ongoing credit evaluations on its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors collections and payments from customers and a provision for estimated credit losses is maintained based upon its historical experience and on specific customer collection issues that have been identified. While such credit losses have historically been within the Company’s expectations and the provisions established, the Company cannot guarantee that the same credit loss rates will be experienced in the future. Concentration risk exists relative to the Company’s accounts receivable, as 65% of the Company’s total accounts receivable balance as of March 31, 2010 is concentrated in two distributors. While the accounts receivable related to these distributors may be significant, the Company does not believe the credit loss risk to be significant given the consistent payment history of these distributors.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FAIR VALUE MEASUREMENTS

On April 1, 2009, we adopted certain provisions of ASC 820, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. On April 1, 2009, we adopted the remaining provisions of ASC 820 as it relates to nonfinancial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of this standard as it related to certain non-financial assets and liabilities did not impact our consolidated financial statements in any material respect.

BUSINESS COMBINATIONS

On April 1, 2009, we adopted the provisions of ASC 805, Business Combinations, relating to business combinations, including assets acquired and liabilities assumed arising from contingencies. These pronouncements established principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree as well as provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In addition, these pronouncements eliminate the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria and require an acquirer to develop a systematic and rational basis for subsequently measuring and accounting for acquired contingencies depending on their nature. Our adoption of these pronouncements did not impact our consolidated financial statements in any material respect, but will have an impact on the manner in which we account for future acquisitions.

NON-CONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS

On April 1, 2009 we adopted to the provisions of ASC 810, Non-Controlling Interests in Consolidated Financial Statements. ASC 810 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The adoption of ASC 810 did not have a material impact on our consolidated financial position, results of operations and cash flows.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On April 1, 2009 we adopted the provisions of ASC 815, Disclosures about Derivative Instruments and Hedging. ASC 815 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for their effect on an entity’s financial position, financial performance, and cash flows. As of March 31, 2010, the company was not engaged in any derivative or hedging activities that are required to be disclosed under the provisions of ASC 815.

REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13 which will update ASC 605, Revenue Recognition, and changes the accounting for certain revenue arrangements. The new standard sets forth requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010, which for us is April 1, 2011. We are currently evaluating the impact this new standard will have on our financial statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the alternate base rate of interest plus a spread of up to 1%, or at LIBOR rate plus a spread of up to 1  1/2%. The spread over the alternate base rate and LIBOR rates is determined based upon the Company’s performance with regard to agreed-upon financial ratios. The Company decides at its sole discretion as to whether borrowings will be at the alternate base rate or LIBOR. At March 31, 2010, $16,875 was outstanding under the credit facility. Changes in the alternate base rates or LIBOR rates during fiscal 2010 will have a positive or negative effect on the Company’s interest expense. Each 1% fluctuation in the interest rate will increase or decrease interest expense for the Company by approximately $17 on an annualized basis.

In addition, the Company is exposed to interest rate change market risk with respect to the proceeds received from the issuance and sale by the Buncombe County Industrial and Pollution Control Financing Authority Industrial Development Revenue Bonds (the “Bonds”). At March 31, 2010, $1,360 was outstanding for these Bonds. The Bonds bear interest at a variable rate determined weekly. During fiscal 2010, the average interest rate on the Bonds approximated .58%. Each 1% fluctuation in interest rates will increase or decrease the interest expense on the Bonds by approximately $14 on an annualized basis.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements and Schedule:

Consolidated Balance Sheets    Medical Action Industries Inc.

(In thousands, except share data)

	March 31,
	2010	2009
Current Assets
Cash and cash equivalents	5,641	3,459
Accounts receivable, less allowance for doubtful accounts of $659 at March 31, 2010 and $663 at March 31, 2009	18,294	21,459
Inventories, net	34,860	43,221
Prepaid expenses	1,109	906
Deferred income taxes	2,363	2,448
Prepaid income taxes	785	2,584
Other current assets	396	466

Total Current Assets	63,448	74,543

Property, plant and equipment, net	39,816	40,313
Goodwill	80,699	80,699
Other intangible assets, net	14,457	15,886
Other assets, net	2,376	3,725

Total Assets	$200,796	$215,166

Current Liabilities
Accounts payable	$11,691	$8,190
Accrued expenses	12,216	10,643
Current portion of capital lease obligations	—	39
Current portion of long-term debt	15,501	6,860

Total Current Liabilities	39,408	25,732
Deferred income taxes	15,932	14,282
Long-term debt, less current portion	2,734	53,147

Total Liabilities	58,074	93,161

Shareholders’ Equity
Common stock 40,000,000 shares authorized, $.001 par value; issued and outstanding 16,344,411 shares at March 31, 2010 and 16,028,161 shares at March 31, 2009	16	16
Additional paid-in capital	32,585	28,602
Accumulated other comprehensive loss	(374)	(267)
Retained earnings	110,495	93,654

Total Shareholders’ Equity	142,722	122,005

Total Liabilities and Shareholders’ Equity	$200,796	$215,166

The accompanying notes are an integral part of these statements.

Consolidated Statements of Operations    Medical Action Industries Inc.

(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2010	2009	2008
Net sales	$290,146	$296,070	$290,528
Cost of sales	221,242	245,135	226,076

Gross profit	68,904	50,935	64,452
Selling, general and administrative expenses	40,198	40,161	39,672
Interest expense	1,352	2,682	3,406
Interest income	(4)	(4)	(78)

Income before income taxes	27,358	8,096	21,452
Income tax expense	10,517	3,141	8,227

Net income	$16,841	$4,955	$13,225

Net income per share basic	$1.04	$0.31	$0.83

Net income per share diluted	$1.03	$0.31	$0.81

The accompanying notes are an integral part of these statements.

Consolidated Statements of Shareholders’ Equity    Medical Action Industries Inc.

(In thousands, except share data)

	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
Balance at March 31, 2007	15,815,786	$16	$22,847	$7	$75,495	$98,365

Exercise of stock options, net	204,875	—	1,193	—	—	1,193
Amortization of deferred compensation		—	102	—	—	102
Tax benefit from vesting of stock under restricted management stock bonus plan and exercise of options		—	1,383	—	—	1,383
Stock-based compensation		—	1,504	—	—	1,504
Adoption of uncertain tax position guidance (Note 4)		—	—	—	(21)	(21)
Interest rate swap		—	—	(49)	—	(49)
Pension liability adjustment		—	—	77	—	77
Net income		—	—	—	13,225	13,225

Balance at March 31, 2008	16,020,661	$16	$27,029	$35	$88,699	$115,779

Exercise of stock options, net	7,500	—	87	—	—	87
Amortization of deferred compensation		—	173	—	—	173
Tax benefit from vesting of stock under restricted management stock bonus plan and exercise of options		—	52	—	—	52
Stock-based compensation		—	1,261	—	—	1,261
Interest rate swap		—	—	49	—	49
Pension liability adjustment		—	—	(351)	—	(351)
Net income		—	—	—	4,955	4,955

Balance at March 31, 2009	16,028,161	$16	$28,602	($267)	$93,654	$122,005

Exercise of stock options, net	316,250	—	2,849	—	—	2,849
Amortization of deferred compensation		—	111	—	—	111
Tax expense from vesting of stock under restricted management stock bonus plan and exercise of options		—	(358)	—	—	(358)
Stock-based compensation		—	1,381	—	—	1,381
Pension liability adjustment		—	—	(107)	—	(107)
Net income		—	—	—	16,841	16,841

Balance at March 31, 2010	16,344,411	$16	$32,585	($374)	$110,495	$142,722

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows    Medical Action Industries Inc.

(In thousands)

	Fiscal Year Ended March 31,
	2010	2009	2008
Cash flows from operating activities :
Net income	$16,841	$4,955	$13,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,563	4,188	3,906
Amortization	2,169	2,351	2,337
Provision for doubtful accounts	72	72	48
Deferred income taxes	1,584	4,258	3,752
Stock-based compensation	1,492	1,448	1,606
Excess tax liability from stock-based compensation	151	(481)	(615)
(Gain) loss on sale of property and equipment	(422)	53	55
Tax (expense) benefit from exercise of warrants and options	(358)	52	1,383
Changes in operating assets and liabilities:
Accounts receivable	3,093	2,508	(3,433)
Inventories	8,361	(9,728)	857
Prepaid expenses and other current assets	(133)	(79)	57
Prepaid income taxes	1,799	(922)	(1,658)
Other assets	(911)	(103)	(1,086)
Accounts payable	3,501	(5,922)	(2,411)
Accrued expenses, payroll, payroll taxes and other	1,466	412	1,190

Net cash provided by operating activities	$43,268	$3,062	$19,213

Cash flows from investing activities :
Purchase price and related acquisition costs	—	(1,043)	(1,181)
Purchases of property, plant and equipment	(4,202)	(12,971)	(5,097)
Proceeds from sale of property and equipment	2,078	80	7

Net cash used in investing activities	($2,124)	($13,934)	($6,271)

Cash flows from financing activities :
Proceeds from revolving line of credit and long-term borrowings	12,850	79,334	36,397
Principal payments on revolving line of credit and long-term borrowings	(54,622)	(67,077)	(49,146)
Principal payments on capital lease obligations	(39)	(118)	(109)
Proceeds from exercise of employee stock options	2,849	88	1,193

Net cash (used in) provided by financing activities	($38,962)	$12,227	($11,665)

Net increase in cash and cash equivalents	2,182	1,355	1,277
Cash and cash equivalents at beginning of year	3,459	2,104	827

Cash and cash equivalents at end of year	$5,641	$3,459	$2,104

Supplemental disclosures:
Interest paid	1,358	2,693	3,594
Income taxes paid	7,341	234	5,572

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements

Medical Action Industries Inc. — March 31, 2010

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMPANY BACKGROUND AND DESCRIPTION OF BUSINESS

Medical Action Industries Inc. (“Medical Action” or the “Company”) was incorporated under the laws of the State of New York on April 1, 1977, and re-incorporated under the laws of the State of Delaware on November 5, 1987. Headquartered in Brentwood, New York, Medical Action develops, manufactures, markets and supplies a variety of disposable medical products. The Company’s products are marketed primarily to acute care facilities in domestic and certain international markets, and in recent years has expanded its end-user markets to include physician, dental and veterinary offices, outpatient surgery centers and long-term care facilities. Medical Action is a leading manufacturer and supplier of collection systems for the containment of medical waste, minor procedure kits and trays, disposable patient utensils, sterile operating room towels and sterile laparotomy sponges. The Company’s products are marketed by its direct sales personnel and an extensive network of distributors. Medical Action has entered into preferred vendor agreements with national distributors, as well as sole source and/or committed contracts with group purchasing organizations. The Company also manufactures its products under private label programs to other distributors and medical suppliers. Medical Action’s manufacturing, packaging and warehousing activities are conducted in its Arden, North Carolina; Clarksburg, West Virginia and Gallaway, Tennessee facilities. The Company’s procurement of certain products and raw materials from the People’s Republic of China is administered by its office in Shanghai, China.

All dollar amounts presented in our notes to consolidated financial statements are presented in thousands, except share and per share data.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company performs ongoing credit evaluations on its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors collections and payments from customers and a provision for estimated credit losses is maintained based upon its historical experience and on specific customer collection issues that have been identified. While such credit losses have historically been within the Company’s expectations and the provisions established, the Company cannot guarantee that the same credit loss rates will be experienced in the future. Concentration risk exists relative to the Company’s accounts receivable, as Owens & Minor, Inc. and Cardinal Health Inc., (the “Distributors”) accounted for approximately 38% and 26%, respectively as of March 31, 2010 and 35% and 27%, respectively as of March 31, 2009. While the accounts receivable related to these Distributors may be significant, the Company does not believe the credit risk to be significant given their consistent payment history.

TRADE REBATES

We provide rebates to distributors that sell to end-user customers at prices determined under a contract between the Company and the end-user customer or distributor. The Company deducts all rebates from sales and has a provision for allowances based on historical information for all rebates that have not yet been processed. The provision for trade rebates (which is included in accounts receivable) was $14,497 and $14,110 at March 31, 2010 and 2009, respectively.

INVENTORIES

Inventories are stated at the lower of cost or market net of reserve for obsolete and slow moving inventory. Cost is determined by the first-in, first-out method.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Leases meeting the criteria for capitalization are recorded at the present value of future minimum lease payments. Maintenance and repairs are charged to operations as incurred and expenditures for major improvements are capitalized. The carrying amount and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and any resulting gain or loss is reflected in operations in the year of disposal. Accelerated methods of depreciation are used for tax purposes. A summary of property, plant and equipment, net, are as follows:

	March 31,
	2010	2009
Land and buildings	$27,546	$25,163
Machinery and equipment	34,643	34,305
Furniture and fixtures	2,123	1,563

	64,312	61,031
Less accumulated depreciation and amortization	24,496	20,718

	$39,816	$40,313

Depreciation is calculated on the straight-line method over the estimated useful lives of the assets as follows:

Buildings	40 years
Machinery and equipment	5 – 20 years
Furniture and fixtures	3 – 10 years

Depreciation and amortization of property, plant and equipment amounted to $4,563, $4,188, and $3,906 for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

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

The Company reviews for the impairment of long-lived assets and certain identifiable intangibles (including the excess of cost over fair value of net assets acquired and property and equipment) annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the carrying amount of the assets exceeds its fair value. Based upon the testing performed, the Company has not identified any such impairment losses.

OTHER INTANGIBLE ASSETS

Other intangible assets, consisting of trademarks, customer relationships, group purchasing organization (“GPO”) contracts, non-competition agreements, software, intellectual property and a supply agreement are amortized according to their useful lives. The book values, accumulated amortization and original useful life by asset class as of March 31, 2010 and 2009 are as follows:

	March 31, 2010
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Trademarks not subject to amortization	$1,266	$—	$1,266
Customer Relationships (20 years)	15,700	3,020	12,680
GPO Contracts (4 Years)	2,200	1,892	308
Non-Competition Agreements (5-7 Years)	1,043	1,043	—
Software (1-3 Years)	400	400	—
Intellectual Property (7 Years)	400	197	203
Supply Agreement	29	29	—

	$21,038	$6,581	$14,457

	March 31, 2009
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Trademarks not subject to amortization	$1,266	$—	$1,266
Customer Relationships (20 years)	15,700	2,236	13,464
GPO Contracts (4 Years)	2,200	1,342	858
Non-Competition Agreements (5-7 Years)	1,043	1,043	—
Software (1-3 Years)	400	363	37
Intellectual Property (7 Years)	400	139	261
Supply Agreement	29	29	—

	$21,038	$5,152	$15,886

Other intangible asset amortization expense amounted to $1,429, $1,538 and $1,668 and for the fiscal years ended March 31, 2010, 2009 and 2008, respectively. Estimated amortization expense related to these intangibles for the five succeeding fiscal years is as follows:

Fiscal Year	Amount
2011	$1,150
2012	842
2013	842
2014	817
2015	785

$4,436

The Company evaluates trademarks with indefinite lives annually to determine whether events or circumstances continue to support the indefinite useful life. No trademarks were determined to have finite useful lives in any of the periods presented.

DEFERRED FINANCING COSTS

We have incurred costs in obtaining financing. These costs of approximately $395 as of March 31, 2010 were capitalized in other assets and are being amortized over the life of the related financing arrangements through 2013. Total accumulated amortization was approximately $280 and $209 at March 31, 2010 and 2009, respectively.

INCOME TAXES

We account for income taxes in accordance with the guidance issued under Accounting Standards Codification (“ASC”) 740, “Income Taxes” with consideration for uncertain tax positions. We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of March 31, 2010, no valuation allowance was necessary for the $2,363 deferred tax assets that existed on the Company’s books.

Since April 1, 2007, the Company accounted for uncertain tax positions in accordance with authoritative guidance issued under ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on tax returns should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the future tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the future tax position will be sustained. The Company classifies interest and penalties associated with income taxes as a component of income tax expense (benefit) on the consolidated statements of operations.

We are subject to taxation in the U.S. and various state and local jurisdictions. The North Carolina state examination for the fiscal years ended March 31, 2008, 2007 and 2006 has been finalized with an immaterial assessment for each year. The Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service and most state and local authorities for fiscal tax years ending prior to March 31, 2007. Certain state authorities may subject the Company to examination up to the period ending March 31, 2006. The Company does, however, have a prior year net operating loss as a result of a previous acquisition which will remain open for examination.

CURRENCY

All of the Company’s sales and purchases were transacted in U.S. dollars.

STOCK-BASED COMPENSATION

We recorded stock-based compensation expense for the cost of non-qualified stock options granted under our stock plans in accordance with the provisions of ASC 718, Stock Compensation. Stock-based compensation expense recognized under the provisions of ASC 718 was $1,381 ($850 after tax) or $.05 per basic and diluted share for the year ended March 31, 2010, $1,261 ($780 after tax) or $.05 per basic and diluted share for the year ended March 31, 2009 and $1,504 ($935 after tax) or $.06 per basic and diluted share for the year ended March 31, 2008.

EARNINGS PER SHARE INFORMATION

Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share is based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on average prices during the year. Excluded from the calculation of earnings per share are options to purchase 827,055 shares in fiscal 2010, 1,039,875 shares in fiscal 2009 and 248,700 shares in fiscal 2008, as their inclusion would have been anti-dilutive. Note 9 displays a table showing the computation of basic and diluted earnings per share.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consists of two components: net income and other accumulated comprehensive income (loss). Accumulated other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s accumulated other comprehensive income (loss) is comprised of an accrued benefit liability relating to the Company’s defined benefit pension plan and the fair value of an interest rate swap agreement.

INTEREST RATE SWAP AGREEMENT

We do not enter into financial instruments for trading or speculative purposes. The principal financial instrument used for cash flow hedging purposes is an interest rate swap. The effective portion of changes in the fair value of the interest rate swap are recorded in “Accumulated Other Comprehensive Income (Loss)”.

In April 2007, we entered into an interest rate swap agreement to manage our exposure to interest rate changes. The swap effectively converts a portion of our variable rate debt under the credit agreement to a fixed rate, without exchanging the notional principal amounts. As of March 31, 2010, we had no outstanding amounts subject to the interest rate swap agreement.

REVENUE RECOGNITION

Revenue from the sale of products is recognized when the Company meets all of the criteria specified in ASC 605, Revenue Recognition. These criteria include:

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

Sales to Owens & Minor, Inc. and Cardinal Health Inc., (the “Distributors”) accounted for approximately 40% and 26% of net sales, respectively for the fiscal year ended March 31, 2010, 38% and 22% of net sales, respectively, for the fiscal year ended March 31, 2009, and 37% and 21% of net sales, respectively, for the fiscal year ended March 31, 2008. Although the Distributors may be deemed in a technical sense to be major purchasers of the Company’s products, the Distributors typically serve as a distributor under a purchase order or supply agreement between the customer and the Company and do not purchase for their own accounts. The Company, therefore, does not believe it is appropriate to categorize the Distributors as actual customers.

A significant portion of the Company’s raw materials are purchased from China. All such purchases are transacted in U.S. dollars. The Company’s financial results, therefore, could be impacted by factors such as foreign currency exchange rates or weak economic conditions in foreign countries in the procurement of such raw materials.

FREIGHT AND DISTRIBUTION COSTS

Freight costs, which consist primarily of freight costs paid to third party carriers amounted to $15,219, $17,613 and $17,955 for the fiscal years ended March 31, 2010, 2009 and 2008, respectively, and are included in cost of sales. Distribution costs, which consist primarily of the salaries, warehousing and related expenses associated with the storing, picking and shipping costs of our products amounted to $7,477, $7,938 and $6,480 for the fiscal years ended March 31, 2010, 2009 and 2008, respectively, and are included in selling, general and administrative expenses.

PRODUCT DEVELOPMENT COSTS

Product development costs charged to expense were $1,209, $960 and $898 for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

USE OF ESTIMATES

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

FAIR VALUE MEASUREMENTS

We have adopted ASC 820, Fair Value Measurements in two steps; effective April 1, 2008, we adopted it for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis and effective April 1, 2009, for all non-financial instruments accounted for at fair value on a non-recurring basis.

For financial assets and liabilities fair valued on a recurring basis, fair value is the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date.

Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. Preference is given to observable inputs. These two types of inputs create the following fair value hierarchy:

•	Level 1 – Quoted prices for identical instruments in active markets.

•

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 – Significant inputs to the valuation model are unobservable.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

BUSINESS COMBINATIONS

On April 1, 2009, we adopted the provisions of ASC 805, Business Combinations, relating to business combinations, including assets acquired and liabilities assumed arising from contingencies. This pronouncement established principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree as well as provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In addition, this pronouncement eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria and require an acquirer to develop a systematic and rational basis for subsequently measuring and accounting for acquired contingencies depending on their nature. Our adoption of this pronouncement did not impact our consolidated financial statements in any material respect, but will have an impact on the manner in which we account for future acquisitions.

NON-CONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS

On April 1, 2009, we adopted to the provisions of ASC 810, Non-Controlling Interests in Consolidated Financial Statements. ASC 810 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The adoption of ASC 810 did not have a material impact on our consolidated financial position, results of operations and cash flows.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On April 1, 2009, we adopted the provisions of ASC 815, Disclosures about Derivative Instruments and Hedging. ASC 815 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, their effect on an entity’s financial position, financial performance and cash flows. As of March 31, 2010, the Company was not engaged in any derivative or hedging activities that are required to be disclosed under the provisions of ASC 815.

FAIR VALUE MEASUREMENTS

On April 1, 2009, we adopted certain provisions of ASC 820, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements. On April 1, 2009, we adopted the remaining provisions of ASC 820 as it relates to nonfinancial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of this standard as it related to certain non-financial assets and liabilities did not impact our consolidated financial statements in any material respect.

REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13 which will update ASC 605, Revenue Recognition, and changes the accounting for certain revenue arrangements. The new standard sets forth requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010, which for us is April 1, 2011. We are currently evaluating the impact this new standard will have on our financial statements.

2. INVENTORIES

Inventories, which are stated at the lower of cost (first-in, first-out) or market, consist of the following:

	March 31,
	2010	2009
Finished Goods, net	$20,613	$17,605
Work in Progress, net	1,161	1,004
Raw Materials	13,086	24,612

Total, net	$34,860	$43,221

On a continuing basis, inventory quantities on hand are reviewed and an analysis of the provision for excess and obsolete inventory is performed based primarily on the Company’s sales history and anticipated future demand. Such provision for excess and obsolete inventory approximated $1,540 and $1,502 at March 31, 2010 and 2009, respectively.

3. ASSETS HELD FOR SALE

During fiscal 2009, the Company completed the renovation of its’ new corporate headquarters located in Brentwood, NY and relocated all corporate functions to the new facility. As a result of this relocation, the Company committed to a plan to sell its’ executive office building located in Hauppauge, NY. In accordance with ASC 360, Impairment or Disposal of Long-Lived Assets, the Company classified all land, building, building improvements and any remaining furniture and fixtures associated with the executive office building as “Assets held for sale” on its consolidated balance sheet as of March 31, 2009 as a component of “Other assets, net”. In accordance with ASC 360, the net assets held for sale were recorded at their net carrying value.

The major components of the assets held for sale were as follows:

March 31, 2009
Land	$263
Building	968
Building Improvements	198
Furniture and Fixtures	27

Total Assets Held for Sale	$1,456

On March 12, 2010, the Company sold all of the remaining assets, which consisted of land, building, building improvements and furniture and fixtures, associated with the executive office building located in Hauppauge, NY. The proceeds from the sale were $2,066 and the resulting $546 gain on the sale was net of a $93 selling commission recorded as other income in the “selling, general and administrative” section of the fiscal 2010 consolidated statement of operations.

4. INCOME TAXES

Income tax expense consists of the following:

	Fiscal Year Ended March 31,
	2010	2009	2008
Current:
Federal	$7,673	($507)	$4,662
State	1,109	267	953
Deferred	1,735	3,381	2,612

	$10,517	$3,141	$8,227

The following table indicates the significant elements contributing to the difference between the statutory federal tax rate and the Company’s effective tax rate for fiscal years 2010, 2009 and 2008:

	Fiscal Year Ended March 31,
	2010	2009	2008
Statutory rate	35.0%	34.0%	35.0%
State taxes	3.5	4.8	3.4
Net deductible expenses	(0.1)	—	(0.1)

Effective tax rate	38.4%	38.8%	38.3%

The components of deferred tax assets and deferred tax liabilities at March 31, 2010 and 2009 are as follows:

	Fiscal Year Ended March 31,
	2010	2009
Deferred tax assets :
Stock-based compensation	$1,549	$1,641
Inventory valuation allowance	531	534
Allowance for doubtful accounts	249	256
Accrued vacation	34	17

Total deferred tax assets	$2,363	$2,448

Deferred tax liabilities :
Depreciation and amortization	$15,932	$14,282

We account for income taxes in accordance with the guidance issued under ASC 740, “Income Taxes” with consideration for uncertain tax positions. We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of March 31, 2010, no valuation allowance was necessary for the $2,363 deferred tax assets that existed on the Company’s books. As of March 31, 2010, the total net deferred tax liability was $13,569.

Since April 1, 2007, the Company accounted for uncertain tax positions in accordance with authoritative guidance issued under ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on tax returns should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the future tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the future tax position will be sustained. The Company classifies interest and penalties associated with income taxes as a component of income tax expense (benefit) on the consolidated statements of operations.

We are subject to taxation in the U.S. and various state and local jurisdictions. The North Carolina state examination for the fiscal years ended March 31, 2008, 2007 and 2006 has been finalized with an immaterial assessment for each year. The Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service and most state and local authorities for fiscal tax years ending prior to March 31, 2007. Certain state authorities may subject the Company to examination up to the period ending March 31, 2006. The Company does, however, have a prior year net operating loss as a result of a previous acquisition which will remain open for examination.

5. ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,
	2010	2009
Employee compensation and benefits	$5,620	$2,626
Accrued accounts payable	2,094	1,726
Commissions	1,575	1,464
Other accrued liabilities	1,552	3,651
Accrued distributor fees	1,375	1,148
Accrued restructuring	—	28

Total accrued expenses	$12,216	$10,643

6. LEASES

The Company leases certain equipment, vehicles and office facilities under non-cancelable operating leases expiring in various years though fiscal 2015.

As of March 31, 2010, the Company was obligated under non-cancelable operating leases for equipment, vehicles and office facilities for minimum annual rental payments for the five succeeding fiscal years as follows:

Fiscal Year	Amount
2011	$999
2012	711
2013	347
2014	36
2015	7

Total minimum lease payments	$2,100

Rental expense under operating leases were $379, $461 and $676, for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

7. LONG-TERM DEBT

Long-term debt consists of the following:

	March 31,
	2010	2009
Revolving credit agreement (a)	$—	$17,537
Term Loan (a)	16,875	40,750
Industrial Revenue Bond (b)	1,360	1,720

	$18,235	$60,007
Less: current portion	15,501	6,860

Total long-term debt	$2,734	$53,147

(a)	On October 17, 2006, the Company entered into a credit agreement with certain lenders and a bank acting as administration agent for the lenders (the “Credit Agreement”). The Credit Agreement, as amended, provides for borrowing of $85,000 and is divided into two types of borrowing facilities, (i) a term loan with a principal amount of $65,000 and (ii) revolving credit loans, which amounts may be borrowed, repaid and re-borrowed up to $20,000.

The term loan has remaining quarterly payments of: $3,250 for each installment date from June 30, 2010 through March 31, 2011, and the remaining principal amount outstanding is due on June 30, 2011. The Credit Agreement, as amended, may require the Company to make an additional term loan payment during the first quarter of fiscal 2011. The additional term loan payment of “50% of Excess Cash Flow”, as defined, requires the Company to repay the term loan in an amount equal to 50% of Excess Cash Flow, less amounts equal to any voluntary principal balance prepayments made by the Company during fiscal 2010 provided that these amounts do not exceed the differential between cash and cash equivalents as of March 31, 2010 and $3,500. Such voluntary principal balance prepayments amounted to $17,375 during the twelve months ended March 31, 2010.

Both the term loan and revolving credit loans bear interest at the “alternate base rate” plus the “applicable margin” or at the Company’s option the “LIBOR rate” plus the applicable margin. The alternate base rate shall mean a rate per annum equal to the greater of (a) the Prime rate or (b) the Base CD rate in effect on such day plus 1% and (c) the Federal Funds Effective Rate in effect on such day plus  1/2 of 1%. Applicable margin shall mean with respect to an adjusted LIBOR loan a range of 75 basis points to 150 basis points. With respect to an alternate base rate loan, the applicable margin shall range from 0 basis points to 50 basis points. Effective September 30, 2008, applicable margin shall mean with respect to an adjusted LIBOR loan a range of 200 basis points to 300 basis points. With respect to an alternate base rate loan, the applicable margin shall range from 25 basis points to 125 basis points. The rates for both LIBOR and alternate base rate loans are established quarterly based upon certain agreed upon financial ratios. During fiscal 2010, the average interest rates on the term and revolving credit loans approximated 2.65% and 3.14%, respectively. Borrowings under this agreement are collateralized by all the assets of the Company, and the agreement contains certain restrictive covenants, which, among other matters, impose limitations with respect to the incurrence of liens, guarantees, merger, acquisitions, capital expenditures, specified sales of assets and prohibits the payment of dividends. The Company is also required to maintain various financial ratios which will be measured quarterly. As of March 31, 2010, the Company was in compliance with all such covenants and financial ratios and had $20,000 available for borrowing under its revolving credit agreement.

(b)

On July 9, 1997, the Company acquired approximately 32 acres of land located in Arden, North Carolina and an existing 205,000 square foot building located thereon (the “Arden Facility”). The purchase price for the Arden Facility was $2,900, which was paid at closing. The acquisition of the Arden Facility was financed with the proceeds from the issuance and sale by The Buncombe County Industrial Facilities and Pollution Control Financing Authority of its $5,500 Industrial Development Revenue Bonds (Medical Action Industries Inc. Project), Series 1997 (the “Bonds”). Interest on the Bonds is payable on the first business day of each January, April, July and October commencing October 1997 and ending July 2013. Principal payments are due and payable in 60 consecutive quarterly installments of $90 commencing October 1, 1998 and ending July 1, 2013 with a final maturity payment of $190. The Bonds bear interest at a variable rate, determined weekly. The interest rate on the Bonds at March 31, 2010 was .50% per annum. In connection with the issuance of the Bonds, the Company entered into a Letter of Credit and Reimbursement Agreement dated as of July 1, 1997 with a bank for approximately $5,800 (the “Reimbursement Agreement”) to support principal and interest payments of the Bonds and requires payment of an annual fee of .85% of the remaining balance. The Company also entered into a Remarketing Agreement, pursuant to which the Remarketing Agent will use its best efforts to arrange for a sale in the secondary market of such Bonds. The Remarketing Agreement provides for the payment of an annual fee of .125% of the remaining balance. As of March 31, 1998, the Company had used all of the $5,500 proceeds from the Bonds for the purchase and rehabilitation of the Arden Facility and for the acquisition of machinery and equipment.

Maturities of long-term debt for the next five fiscal years are as follows:

Fiscal Year	Amount
2011	$15,501
2012	2,094
2013	360
2014	280
2015	—

Total	$18,235

The Company has unamortized deferred financing costs of $115 and $155 included in other assets, net at March 31, 2010 and 2009, respectively. These costs related to the Company’s term loan and revolving credit agreement. These costs are being amortized each year in the amount of approximately $72 in fiscal year 2011, $42 in fiscal year 2012 and $1 in fiscal year 2013.

In April 2007, we entered into an interest rate swap agreement to manage our exposure to interest rate changes. The swap effectively converts a portion of our variable rate debt under the credit agreement to a fixed rate, without exchanging the notional principal amounts. As of March 31, 2010, we had no outstanding amounts subject to the interest rate swap agreement.

8. FAIR VALUE MEASUREMENTS

We adopted ASC 820, Fair Value Measurements in two steps; effective April 1, 2008, we adopted it for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis and effective April 1, 2009, for all non-financial instruments accounted for at fair value on a non-recurring basis. This guidance establishes a new framework for measuring fair value and expands related disclosures. Broadly, the framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. It also establishes a three-level valuation hierarchy based upon observable and non-observable inputs.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2010 and 2009:

	Fair Value Measurements at March 31, 2010
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Revolving credit agreement	—	—	—	—
Term loan	1,734	1,734	—	—

	Fair Value Measurements at March 31, 2009
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Revolving credit agreement	17,537	17,537	—	—
Term loan	34,250	34,250	—	—

9. EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted net earnings per share computations for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

	March 31,
	2010	2009	2008
NUMERATOR :
Net income for basic and dilutive earnings per share	$16,841	$4,955	$13,225

DENOMINATOR :
Denominator for basic earnings per share – weighted average shares	16,132,161	16,025,369	15,951,924
Effect of dilutive securities:
Employee and director stock options	142,615	133,331	380,462

Denominator for diluted earnings per share – adjusted weighted average shares	16,274,775	16,158,700	16,332,386

Net income per share basic	$1.04	$0.31	$0.83

Net income per share diluted	$1.03	$0.31	$0.81

10. SHAREHOLDERS’ EQUITY AND STOCK PLANS

We account for our three stock-based compensation plans in accordance with the provisions of ASC 718, Stock Compensation. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the grant and is recognized as an expense over the service period applicable to the grantee. The service period is the period of time that the grantee must provide services to the Company before the stock-based compensation is fully vested. Stock-based compensation expense for the non-vested portion of awards granted prior to the effective date is being recognized over the remaining service period using the fair-value based compensation cost estimated under the provisions of ASC 718.

STOCK OPTIONS

The Company currently grants stock options under the 1989 Non-Qualified Stock Option Plan (the “Non-Qualified Option Plan”), the 1994 Stock Incentive Plan (the “Incentive Plan”) and the 1996 Non-Employee Director Stock Option Plan (the “Director Plan”). The Non-Qualified Option Plan was approved by the Company’s Board of Directors and shareholders and provides for the grant of stock options with an exercise price equal to the fair market price or at a value that is not less than 85% of the fair market value on the date of grant and are exercisable in three installments on the second, third and fourth anniversary of the date of grant. The Incentive Plan was adopted by the Company’s Board of Directors and shareholders and provides for the granting of incentive stock options, shares of restricted stock and non-qualified stock options to all officers and key employees of the Company and its affiliates at an exercise price that may not be less than the fair market value of a share of common stock at the time of grant. The Director Plan was approved by the shareholders in August 1996 and, as amended, grants each non-employee director of the Company an option to purchase 7,500 shares of the Company’s common stock after each year of service. All options granted under the above plans expire from five to ten years from the date of grant unless the employment is terminated, in which event, subject to certain exceptions, the options terminate two months subsequent to date of termination.

RESTRICTED STOCK AWARDS

Grants of restricted stock are common stock awards granted to recipients with specified vesting provisions. The restricted stock issued vests based upon the recipients continued service over time (five-year vesting period). The Company estimates the fair value of restricted stock based on the Company’s closing stock price on the date of grant.

The following is a summary of the changes in restricted stock granted under the 1994 Stock Incentive Plan for the fiscal years presented:

	Fiscal Year Ended March 31,
	2010		2009		2008
	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Beginning Balance	27,186	$14.87	39,374	$14.42	48,750	$14.86
Granted	—	—	—	—	—	—
Vested	(7,031)	$14.90	(12,188)	$14.87	(9,376)	$16.72
Cancelled	(12,656)	$14.81	—	—	—	—

Ending Balance	7,499	$14.92	27,186	$14.87	39,374	$14.42

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

	March 31,
	2010	2009	2008
Expected dividend yield	0%	0%	0%
Expected volatility	56.43%	35.65%	34.60%
Risk-free interest rate	3.54%	3.91%	4.70%
Expected life (years)	5.33	5.33	5.33

STOCK-BASED COMPENSATION EXPENSE

The Company recognized stock-based compensation expense (before deferred income tax benefits) for awards granted under the Company’s stock option plans in the following line items in the consolidated statement of operations for the fiscal years ended March 31, 2010, 2009 and 2008:

	2010	2009	2008
Cost of sales	$180	$271	$284
Selling, general and administrative expenses	1,312	1,177	1,322

Stock-based compensation expense before income tax benefits	$1,492	$1,448	$1,606

Net income from operations and net income was impacted by $918, $886 and $991 in stock-based compensation expense or $.06, $.05 and $.06 per diluted share for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

Information regarding the Company’s stock options activity for the fiscal years ended is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding at April 1, 2007	1,418,562	$23.05
Granted	282,200	21.41
Exercised	(204,875)	5.88
Forfeited	(105,825)	17.95

Options outstanding at March 31, 2008	1,390,062	$12.52
Granted	264,000	15.99
Exercised	(7,500)	11.67
Forfeited	(131,500)	15.88

Options outstanding at March 31, 2009	1,515,062	$12.85
Granted	343,000	10.80
Exercised	(316,250)	9.01
Forfeited	(222,250)	14.93

Options outstanding at March 31, 2010	1,319,562	$12.88	6.4	$1,796

Exercisable at March 31, 2010	794,487	$12.30	4.9	$1,293

The total fair value of shares vested during the fiscal year ended March 31, 2010 was $1,297. As of March 31, 2010, there was $3,291 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s plans and is expected to be recognized over a weighted average period of 1.54 years.

Summarized information about stock options outstanding as of March 31, 2010 and 2009 is as follows:

	2010
	Outstanding			Exercisable
Range of Exercise Prices per Common Share	Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price per Common Share	Options	Weighted Average Exercise Price per Common Share
$ 1.39 – $10.39	258,437	3.0	$7.78	231,187	$7.48
$10.40 – $19.39	899,725	7.2	12.77	477,600	12.95
$19.40 – $23.27	161,400	7.2	21.66	85,700	21.68

$ 1.39 – $23.27	1,319,562	6.4	$12.88	794,487	$12.30

	2009
	Outstanding			Exercisable
Range of Exercise Prices per Common Share	Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price per Common Share	Options	Weighted Average Exercise Price per Common Share
$ 1.39 – $10.39	442,187	3.3	$7.27	439,187	$7.25
$10.40 – $19.39	862,175	7.0	13.55	561,900	12.19
$19.40 – $23.27	210,700	8.1	21.69	60,175	21.74

$ 1.39 – $23.27	1,515,062	6.1	$12.85	1,061,262	$10.69

The aggregate pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of fiscal 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2010 was $1,293. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the years ended March 31, 2010, 2009 and 2008 were $1,739, $13 and $3,482, respectively.

The following is a summary of changes in non-vested stock options for the fiscal year ended March 31, 2010:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at April 1, 2009	453,800	$7.05
Granted	343,000	5.74
Forfeited	(86,126)	6.63
Vested	(187,100)	6.93

Non-vested shares at March 31, 2010	523,574	$6.27

The options and bonus shares available for future issuance as of March 31, 2010 are shown below:

	Non-Qualified Option Plan	1994 Stock Incentive Plan	1996 Directors Stock Option Plan	Total
Authorized by Directors and Stockholders	3,975,000	3,525,000	750,000	8,250,000
Options previously exercised	(3,169,187)	(2,017,437)	(100,000)	(5,286,624)
Bonus shares previously granted	—	(93,750)	—	(93,750)
Options outstanding	(515,875)	(731,188)	(72,500)	(1,319,563)

Remaining for future issuance	289,938	682,625	577,500	1,550,063

11. RETIREMENT PLANS

401(k) PLAN

Effective January 1, 2010, the Company amended its 401(k) retirement plan to be subject to the provisions of a “Safe Harbor” 401(k) plan. Under the provisions of the Safe Harbor plan, any discretionary matching company contribution becomes 100% vested upon match. The plan provides for a discretionary match of up to 4% of an eligible employee’s compensation. Under the prior plan, adopted in April 1988, any remaining unvested company discretionary matching contributions are subject to a four (4) year vesting schedule. The Company’s contributions, under both the 1988 plan and the Safe Harbor plan, amounted to $365 in fiscal 2010, $533 in fiscal 2009 and $582 in fiscal 2008.

DEFINED BENEFIT PLAN

The Company acquired a defined benefit pension plan (the “Plan”) with the Medegen Medical Products, LLC (“MMP”) acquisition. The Plan covers certain employees of MMP who are members of the Service Employees International Union. The benefit accruals for the Plan were frozen as of December 31, 1999. The Company’s funding policy is to make the minimum annual contributions required by applicable regulations.

The following table sets forth the Plan’s funded status and amount recognized in the Company’s financial statements as of and for the fiscal year ended March 31:

	2010	2009
Actuarial present value of benefit obligations:
Vested benefit obligation	$(1,014)	$(1,014)

Accumulated benefit obligation	(1,314)	(1,031)

Projected benefit obligation	$(1,314)	$(1,031)
Plan assets at fair value as of measurement date	792	642

Projected benefit obligation in excess of plan assets	$(148)	$(122)
Unrecognized actuarial loss	(374)	(267)

Accrued pension costs	$(522)	$(389)

Amount recognized in consolidated balance sheet:
Accrued pension costs	$(522)	$(389)
Accrued benefit liability	(374)	(267)

Minimum pension liability adjustment included in accumulated other comprehensive income (loss):
Net amount recognized	(374)	(267)

	$(522)	$(389)

Weighted-average actuarial assumptions used to calculate net periodic pension cost, fiscal year-end liabilities and funding status as of March 31, 2010 (measurement date) were as follows:

	2010	2009
Rate of future benefit increases	none assumed	none assumed
Discount rate	6.14%	7.48%
Expected rate of return on plan assets	6.00%	6.00%

The net periodic pension cost was as follows:

	2010	2009
Service cost – benefits earned during the period	$—	$—
Interest cost on projected benefit obligation	76	61
Loss on assets	(38)	(78)
Net amortization and deferral	12	—

Net periodic pension cost	$50	$(17)

Weighted-average asset allocation by asset category as of March 31, 2010 and 2009 were as follows:

	Target Range	2010	2009
Equity securities	30%-90%	35%	81%
Debt securities	10%-70%	63%	17%
Cash	0%-20%	2%	2%

Total		100%	100%

Benefits paid were approximately $38 and $34 for the fiscal years ended March 31, 2010 and 2009, respectively. The Company estimates the following future benefit payments under the plan for the fiscal years ending March 31:

Fiscal Year	Amount
2011	$42
2012	41
2013	43
2014	44
2015	45

The Company’s investment policy for the Plan’s assets is to balance risk and return through a diversified portfolio of marketable securities, including common and preferred stocks, convertible securities, government, municipal and corporate bonds, mutual and collective investment funds and short-term money market instruments. Maturities for fixed income securities are managed so that sufficient liquidity exists to meet near-term benefit-payment obligations. The expected rate of return on plan assets is based upon expectations of long-term average rates of return to be achieved by the underlying investment portfolios. In establishing this assumption, the Company considers historical and expected rates of return for the asset classes in which the Plan’s assets are invested, as well as current economic and capital market conditions.

12. OTHER MATTERS

The Company is a party to a lawsuit arising out of the conduct of its ordinary course of business. While the results of such lawsuit cannot be predicted with certainty, management does not expect that the ultimate liabilities, if any, will have a material adverse effect on the financial position or results of operations of the Company.

The Company operates in one industry, disposable medical products.

The Company’s international sales were $8,319, $9,096 and $8,888 for the fiscal years ended March 31, 2010, 2009 and 2008, respectively. The majority of these sales were to customers based in North America.

The Company has entered into agreements with three of its executive officers and a vice president, which provide certain benefits in the event of a change in control of the Company. A “change in control” of the Company is defined as, in general, the acquisition by any person of beneficial ownership of 20% or more of the voting stock of the Company, certain business combinations involving the Company or a change in a majority of the incumbent members of the Board of Directors, except for changes in the majority of such members approved by such members. If, within two years after a change in control, the Company or, in certain circumstances, the executive, terminates his employment, the executive is entitled to a severance payment equal to three times (i) such executive’s highest annual salary within the five-year period preceding termination plus (ii) a bonus increment equal to the average of the two highest of the last five bonuses paid to such executive. In addition, the executive is entitled to the continuation of all employment benefits for a three-year period, the vesting of all stock options and certain other benefits, including payment of an amount sufficient to offset any “excess parachute payment” excise tax payable by the executive pursuant to the provisions of the Internal Revenue Code of any comparable provision of state law. As of March 31, 2010, the estimated potential aggregate compensation payable to these three executive officers and vice president under the Company’s compensation and benefit plans and arrangements in the event of termination of such executive’s employment following a change in control amounted to approximately $7,325.

The Medegen Tennessee facility is comprised of approximately 25 acres in a light industrial park, located in Gallaway, TN and was acquired by Medegen in 1998. As part of its due diligence activities prior to the acquisition of the facility by Medegen, consultants found chlorinated solvents in the groundwater adjacent to the manufacturing plant. The identified groundwater contamination is in the process of being remediated.

The prior owner of the facility (“Indemnitor”) retained responsibility for the remediation of the contamination, and Medegen is fully indemnified for all costs associated with the environmental remediation as well as any claims that may arise, including third party claims. As security for the indemnification obligations, Indemnitor is required, on a quarterly basis, to provide proof of cash balances, marketable securities or available, unused lines of credit equal to the expected cost of all future remediation activities plus $500. Now that full-scale remediation has begun, Indemnitor will be required to provide Letters of Credit (“LC”) to secure their future obligations beginning with a $3,000 LC in December 2009, dropping to $2,000 in December 2011 and reducing to $1,000 from December 2014 through December 2017. The LC amounts approximate the expected remaining remediation costs at each point in time. No assurance can be given that the Indemnitor will have the financial resources to complete the environmental remediation and/or defend any claims that may arise, that recommended cleanup levels will be achieved over the long term, or that further remedial activities will not be required.

13. SUMMARY OF QUARTERLY FINANCIAL DATA

Selected unaudited, quarterly financial data of the Company for the fiscal years ended March 31, 2010 and 2009 appear below.

	Quarter Ended
2010	June 30	September 30	December 31	March 31
Net Sales	$70,687	$75,060	$73,176	$71,223
Gross Profit	16,922	17,229	17,215	17,538
Net income	3,650	3,987	4,010	5,194
Net income per common share
Basic	$0.23	$0.25	$0.25	$0.32

Diluted	$0.23	$0.25	$0.25	$0.32

	Quarter Ended
2009	June 30	September 30	December 31	March 31
Net Sales	$77,395	$73,824	$71,995	$72,856
Gross Profit	15,050	11,272	10,083	14,530
Net income	2,546	480	157	1,772
Net income per common share
Basic	$0.16	$0.03	$0.01	$0.11

Diluted	$0.16	$0.03	$0.01	$0.11

14. SUBSEQUENT EVENTS

Subsequent to March 31, 2010, inventories at the Company’s off site storage facility in Tennessee were damaged as a result of flooding. At this time the Company is assessing the damages. While no specific dollar amount can be determined at this point. it is estimated that of the approximately $2,400 in inventory located at the off site storage facility as of the date of the flood, approximately $1,000-$1,500 is damaged. However, the Company believes a portion of these damages will be recovered under its insurance policy.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act) as of March 31, 2010. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures were (i) designed to ensure that material information relating to the Company, is made known to the Company’s Chief Executive Officer and Chief Financial Officer, particularly during the period in which this report was being prepared and (ii) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. See Management’s Annual Report on Internal Control Over Financial Reporting on page 67.

The Company’s independent registered public accounting firm has also issued a report on the Company’s internal control over financial reporting. This report appears on page 68.

ITEM 9B – OTHER INFORMATION

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Medical Action Industries Inc.

We have audited the accompanying consolidated balance sheets of Medical Action Industries Inc. (a Delaware corporation) and subsidiaries as of March 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Action Industries Inc. and subsidiaries as of March 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 of the notes to the consolidated financial statements, the Company adopted new accounting guidance related to the accounting for uncertainty in income taxes effective April 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Medical Action Industries Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated June 2, 2010 expressed an unqualified opinion thereon.

New York, New York

June 2, 2010

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010. In making this assessment, the Company’s management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Grant Thornton LLP, an independent registered public accounting firm, has issued their report on the Company’s internal control over financial reporting as of June 2, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Medical Action Industries Inc.

We have audited Medical Action Industries Inc. (a Delaware Corporation) and subsidiaries’ internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Medical Action Industries Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Medical Action Industries Inc. and subsidiaries’ internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, Medical Action Industries Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Medical Action Industries Inc. and subsidiaries as of March 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2010, and our report dated June 2, 2010 expressed an unqualified opinion on those consolidated financial statements and includes an explanatory paragraph relating to the Company’s adoption of new accounting guidance related to the accounting for uncertainty in income taxes effective April 1, 2007.

New York, New York

June 2, 2010

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of the names and ages of all of our directors and executive officers, including all positions and offices they hold with the Company as of June 2, 2010. The Company’s Certificate of Incorporation provides that the board of directors shall consist from between three and eleven members, as determined from time to time by the board, divided into three classes as nearly equal in number as possible. Our executive officers hold office at the pleasure of the board of directors.

Name	Age	Position
Paul D. Meringolo	52	Chairman of the Board (Chief Executive Officer and President)

Eric Liu	50	Vice President of Operations

Charles L. Kelly, Jr.	50	Chief Financial Officer

Henry A. Berling	67	Director

William W. Burke	51	Director

Kenneth W. Davidson	63	Director

Kenneth R. Newsome	50	Director

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

Mr. William W. Burke has served as a director since 2004 and as chairman of the audit committee since 2005. He currently serves as Executive Vice President & Chief Financial Officer of IDev Technologies, an innovator and developer of next generation medical devices for use in the interventional radiology, vascular surgery and cardiology device marketplace. In 2009, he served as a consultant to and President of Emergent Technologies. From 2004 through 2007, he served as Executive Vice President & Chief Financial Officer of ReAble Therapeutics. ReAble was sold to The Blackstone Group in a going private transaction in 2006 and acquired by DJO Incorporated in late 2007. Subsequent to the completion of the transaction with DJO, Mr. Burke served as a consultant to Blackstone/DJO. From 2001 to 2004, Mr. Burke served as Chief Financial Officer of Cholestech Corporation. From 1985 to 2001, he was employed by several firms as a senior investment banker with a primary focus on medical technology companies. Mr. Burke also serves as a member of the board of directors of Aperio Technologies. He received his B.A. degree in Finance from the University of Texas at Austin and his M.B.A. from the University of Pennsylvania’s Wharton Graduate Business School.

Mr. Kenneth W. Davidson, a director of the company since August 2008 retired on December 31, 2008 as Chairman of the Board of Directors of DJO LLP. DJO is a global provider of high-quality, orthopedic devices, with a broad range of products used for rehabilitation, pain management and physical therapy with approximately $1 billion in revenues. Prior to DJO, Mr. Davidson served as a Chief Executive Officer, President of ReAble Therapeutics, Inc., a Blackstone portfolio company, and as Chairman, President and CEO of Encore Medical (ReAble’s predecessor), a publicly held orthopedic company since October 2000. Mr. Davidson served as Chairman, President and CEO of Maxxim Medical, Inc., a publicly-held medical supply company, from 1986 to July 2000. Previously, Mr. Davidson held various positions with Intermedics, Inc. a pacemaker equipment manufacturer, Baxter Laboratories, a publicly-held health care product and service company, and Merck & Co., a human and animal health care product company. He also serves as a member of the Board of Directors of Clearant, Inc., a biotechnology company that has developed a process that reduces bacteria and viruses in biological products, while maintaining the functionality of the underlying tissue implant or protein.

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

Stock Options. In August 1996, stockholders approved the 1996 Non-Employee Directors Stock Option Plan, under which all Directors who are not also employees of the Company will be automatically granted each year at the Annual Meeting of Stockholders options to purchase 7,500 shares at the fair market value of the Company’s Common Stock on the date of grant. All options are exercisable from the date of grant.

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

Those items which are incorporated by reference to the Company’s definitive Proxy Statement relating to the Annual Meeting of Stockholders is scheduled to be held on August 12, 2010. The definitive Proxy Statement will be filed with the Commission not later than 120 days after March 31, 2010, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) The following financial statements are included in Item 7 of this report:

(a) (2) The following Supplemental Schedule is included in this report:

Schedule II – Valuation and Qualifying Accounts	S-1

All other schedules are omitted because they are not required, not applicable or the information is included in the financial statements or notes thereto.

(a) (3) Exhibits:

Exhibit No.
2.1	Agreement and Plan of Reorganization dated as of August 12, 1994 among Registrant, QuanTech Acquisition Corp. and QuanTech, Inc. (Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1995).

2.2	Purchase Agreement dated as of January 30, 1996 among Registrant, SBW Acquisition Corp., Lawson Mardon Medical Products, Inc. and Lawson Mardon Medical Products, a trading division of Lawson Mardon Packaging UK Ltd. (Exhibit 2 to the Company’s Current Report on Form 8-K dated February 6, 1996).

2.3	Asset Purchase Agreement dated as of March 9, 1999 between Acme United Corporation and Registrant (Exhibit 2 to the Company’s Current Report on Form 8-K dated April 1, 1999).

2.4	Asset Purchase Agreement dated as of October 3, 2001 between Medi-Flex Hospital Products, Inc. and Registrant (Exhibit 2 to the Company’s Current Report on Form 8-K dated November 30, 2001).

2.5	Asset Purchase Agreement dated as of May 9, 2002 between MD Industries Acquisition LLC and Registrant (Exhibit 2 to the Company’s current report on Form 8-K dated June 21, 2002).

2.6	Asset Purchase Agreement dated as of August 30, 2002, between Maxxim Medical, Inc. and Registrant (Exhibit 2 to the Company’s current report on Form 8-K dated October 25, 2002.

2.7	Membership Interest Purchase Agreement dated as of October 17, 2006 among Registrant, Medegen Holdings, LLC; Medegen Medical Products, LLC; Medegen Newco, LLC; and MAI Acquisition Corp. (Exhibit 2 to the Company’s Current Report on Form 8-K dated October 18, 2006).

3.1	Certificate of Incorporation, as amended. (Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002)

3.2	By-Laws, as amended (Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1988).

Exhibit No.

10.1+	1996 Non-Employee Director Stock Option Plan, as amended (Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2007)

10.2+	1989 Non-Qualified Stock Option Plan, as amended (Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2007)

10.3+	1994 Stock Incentive Plan, as amended (Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2007)

10.4+	Employment Agreement dated as of February 1, 1993 between the Registrant and Paul D. Meringolo (Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1993).

10.5	Modification Agreement dated as of June 3, 2003 between the Registrant and Paul D. Meringolo (Exhibit 10 to the Company’s current report on Form 8-K dated June 3, 2003).

10.6	Letter Agreement dated as of April 13, 2007 between Registrant and Paul D. Meringolo (Exhibit 10 to the Company’s current report on Form 8-K dated April 13, 2007).

10.7+	Change in Control Agreement dated as of June 1, 1995 between the Registrant and certain executive officers (Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1995).

13.1	Annual Report to Stockholders for the year ended March 31, 2010*

23.1*	Consent of Registered Independent Public Accounting Firm

31.1*	Certification of Principal Executive Officer of Medical Action Industries Inc., as required by Rule 13a – 14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer of Medical Action Industries Inc., as required by Rule 13a – 14(a) of the Securities Exchange Act of 1934.

32.1*#	Certification of Chief Executive Officer and Chief Financial Officer of Medical Action Industries Inc., pursuant to 18 U.S.C. §1350.

99.1*	Additional Exhibit – Undertakings

With the exception of the aforementioned information incorporated by reference in this Annual Report on Form 10-K, the Company’s Annual Report to Stockholders for the year ended March 31, 2010 is not to be deemed “filed” as part of this report.

*	Filed herewith

+	Identifies management contracts and compensatory plans and arrangements

#	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of June, 2010.

MEDICAL ACTION INDUSTRIES INC.

By:	/s/ Paul D. Meringolo
Paul D. Meringolo
Chairman of the Board
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on June 2, 2010 by the following persons in the capacities indicated:

/s/ Paul D. Meringolo Paul D. Meringolo	Chairman of the Board Chief Executive Officer, President

/s/ Charles L. Kelly Jr. Charles L. Kelly, Jr.	Chief Financial Officer Corporate Secretary

/s/ Henry A. Berling Henry A. Berling	Director

/s/ William W. Burke William W. Burke	Director

/s/ Kenneth W. Davidson Kenneth W. Davidson	Director

/s/ Kenneth R. Newsome Kenneth R. Newsome	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM ON SCHEDULE

Board of Directors and Shareholders

Medical Action Industries Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Medical Action Industries Inc. and subsidiaries (the “Company”) referred to in our report dated June 2, 2010, which is included in the annual report to security holders and included in Item 8 of this Form 10-K. Our report on the consolidated financial statements includes an explanatory paragraph relating to the Company’s adoption of new accounting guidance related to the accounting for uncertainty in income taxes effective April 1, 2007. Our audits of the basic financial statements included the financial statement scheduled listed in the index appearing under Item 15(a)(2), which is the responsibility of the Company’s management. In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

New York, New York

June 2, 2010

SCHEDULE II

MEDICAL ACTION INDUSTRIES, INC

VALUATION AND QUALIFYING ACCOUNTS

Fiscal Years Ended March 31, 2010, 2009 and 2008

Description	Balance at Beginning of Year	Gross Amount Charged to Costs and Expenses	Charged to Other Accounts	Other Charges / (Deductions)		Balance at End of Year
Year Ended March 31, 2010
Allowance for doubtful accounts	$663	$72	$—	$(76	)(a)	$659
Reserve for slow moving and obsolete inventory	1,502	510	—	(472	)(b)	1,540

	$2,165	$582	$—	$(548)		$2,199

Year Ended March 31, 2009
Allowance for doubtful accounts	$585	$72	$—	$6		$663
Reserve for slow moving and obsolete inventory	891	1,069	—	(458	)(b)	1,502

	$1,476	$1,141	$—	$(452)		$2,165

Year Ended March 31, 2008
Allowance for doubtful accounts	$537	$86	$—	$(38	)(a)	$585
Reserve for slow moving and obsolete inventory	664	402	—	(175	)(b)	891

	$1,201	$488	$—	$(213)		$1,476

(a)	Write off of uncollected accounts
(b)	Disposal of slow moving and obsolete inventory

S-1

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED March 31, 2010

MEDICAL ACTION INDUSTRIES INC.

(Exact name of registrant as specified in its charter)

EXHIBIT INDEX

Exhibit No.

23.1	Consent of Registered Independent Public Accounting Firm

31.1	Certification of Principal Executive Officer of Medical Action Industries Inc., as required by Rule 13a –14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer of Medical Action Industries Inc., as required by Rule 13a –14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Medical Action Industries Inc., pursuant to 18 U.S.C. §1350.

99.1	Additional Exhibit – Undertakings

Medical Action Industries Inc.

Right. From the Beginning.

A TIME FOR INTROSPECTION

A strengthened infrastructure focuses on growth opportunities.

2010 Annual Report
and Form 10-K

Our Values

Excellence

Responsibility

Innovation

Community

Growth

Company Profile

Medical Action is a diversified manufacturer and distributor of disposable medical devices and is a leader in many of the markets in which it competes. Its products are marketed primarily to acute care facilities in domestic and certain international markets. The Company has expanded its target market to include physician, dental and veterinary offices; out-patient surgery centers; long-term care facilities and laboratories. Medical Action's products are marketed nationally by its direct sales personnel and extensive network of healthcare distributors. The Company has preferred vendor agreements with national and regional distributors, as well as sole and multi-source agreements with group purchasing organizations. Medical Action's common stock trades on the NASDAQ Global Select Market under the symbol MDCI and is included in the Russell 2000 Index.

SEEKING EXCELLENCE

Excellence is a key goal supported by a process of continuous improvement. This year we aspired to a new standard of performance for service, product integrity, creativity and collaboration. We are focused on developing and strengthening our relationships with our strategic partners in the healthcare community. Our commitment has never been stronger. Our future looks brighter than ever.

To our Shareholders, Customers, Healthcare Partners and Teammates.

Fiscal 2010 was a year of significant progress for Medical Action Industries during a time when many other companies continued to struggle under challenging economic conditions.

It was certainly a good year for us from a financial perspective. Equally as critical, it was a time when we moved forward with our "back to basics" approach by defining our core values: excellence, responsibility, innovation, community and most important to shareholders, growth in revenues, profit and market share. As a result, our efforts were focused on strengthening Medical Action's infrastructure and reasserting our identity: "Committed to being *the* Trusted Partner, delivering innovative solutions to the healthcare community for the purpose of improving quality care and enhancing the patient experience."

While our sales declined $5,924,000 or 2.0% to $290,146,000, compared with $296,070,000 in fiscal 2009, we are pleased to report that net income reached a record $16,841,000 or $1.04 per basic and $1.03 per diluted share. Net income increased $11,886,000 over the $4,955,000 or $0.31 per basic and diluted share earned during fiscal 2009. We have continued our ongoing efforts to improve our balance sheet during fiscal 2010. During the past twelve months, cash generated from operating activities was $43,268,000 and we reduced debt by $41,811,000 from $60,046,000 to $18,235,000.

In fiscal 2010, Medical Action focused on initiatives over which we have complete control – our ability to innovate, to increase operational efficiencies, manage costs, hire and develop top talent and, ultimately, forge even stronger relationships with existing and new customers and partners within the healthcare communities. These key drivers will enable us to achieve the next level of growth.

At the same time, we believe that we must continue to work smarter when dealing with events that are outside our direct control, primarily the volatility of our raw material costs triggered by escalating oil prices, as well as currency issues and fluctuating costs impacting our Chinese-made products. During the second half of fiscal 2009, we made significant advanced purchases of resin at favorable prices, which neutralized some of this volatility and contributed to more positive 2010 results. In fiscal 2011, we may face higher raw material costs. The competitive landscape within our markets and our desire to increase market share will influence our actions and ability to pass along raw material price increases to our customers.

As we look toward Medical Action's future, I would like to emphasize the importance of our core values in guiding our company toward success.

First, we are committed to striving for excellence which will be reflected in the quality of our people, our products, our processes and our programs. To foster this environment, we are focused on leadership and high standards of performance throughout our organization. We are challenging our employees and ourselves to communicate openly and effectively with one another and with our external stakeholders. We are reinforcing an atmosphere of accountability and responsibility.

During fiscal 2010, we demonstrated our commitment to excellence by stabilizing our Gallaway, Tennesee manufacturing facility, revitalizing and restructuring our Executive Healthcare Services team, and by investing in and developing new and existing leaders in our sales and marketing organizations. We have continued to allocate significant resources to Tennessee for new equipment and processes under the

R E A L I Z I N G   O U R   V I S I O N

leadership of a new General Manager who has worked closely with our employees to improve product quality, eliminate waste and establish a culture in which each employee is focused on excellence and the benefits that it generates. The restructuring of our sales force and our Executive Healthcare Services team has enhanced our ability to strengthen relationships and develop strategic partnerships with valued customers in the healthcare community. The addition of skilled professionals in sales, marketing and other key areas, has enabled us to apply greater focus and expertise as we promote our unique attributes to the marketplace. We will continue to focus on instilling excellence throughout our company.

We are fostering a greater spirit of community, both internally and externally. Inside Medical Action, we are intent on recognizing the importance of interdependency among our employees and helping them understand how we can achieve greater performance in a highly collaborative environment. We are committed to mentoring and training to advance the development of our most valued assets – our people. Externally, we are redefining Medical Action in the marketplace. While we recognize our special competitive position in the medical distribution arena, we also understand that we play a significant role in assisting hospitals and our partners in the healthcare community to enhance clinical care, with a positive impact on patients, their families and ultimately the bottom line. We believe that if Medical Action can partner more closely with our customers, all stakeholders can produce more "win-win" results for the long term.

We continue to cultivate a fair and open workplace where people have an opportunity to realize their full potential. Externally, we want the healthcare community to view Medical Action as the partner of choice based on our transparency, trustworthiness and unwavering commitment to meeting and exceeding customer needs. For *all* our stakeholders, we will *do* what we say we are going to do, *when* we say we are going to do it.

Although Medical Action has always been a leader in value added products and services in our market segments of the healthcare industry, we realize that we can only grow and expand if we are able to continually *innovate*. Our recent transformation has revolved around creativity and continuous improvement. To remain relevant in the marketplace, we must be agile, nimble change managers who can apply cutting edge technology and deliver forward-reaching products and programs which provide value to our customers. We believe that with the stabilization of our Tennessee facility, we now have a strong platform for such innovation.

Finally, all of the core values I have described are designed to culminate in long-term, profitable growth that creates shareholder value. Last year, we talked about a transformation that would ultimately help Medical Action achieve future sales in excess of $500 million. With the progress we have made in fiscal 2010, we remain optimistic about achieving or exceeding that goal, and we are grateful for the continued support and cooperation of our directors, stockholders, customers, healthcare partners and Medical Action teammates. With a solid foundation, a keen focus on our core values, and a watchful eye on external events that can affect our bottom line, we believe we will continue to prosper in the years ahead.

Sincerely,

TUBEGAUZ

Corporate Information and Directory

BOARD OF DIRECTORS

Henry A. Berling
Retired Executive Vice President of
Owens & Minor, Inc.

William W. Burke
Executive Vice President and
Chief Financial Officer
IDev Technologies, Inc.

Kenneth W. Davidson
Partner
Galen Partners

Kenneth R. Newsome
President
AMF Automation Technologies, Inc.

EXECUTIVE OFFICERS

Charles L. Kelly CPA*
Chief Financial Officer and
Corporate Secretary

Eric Liu*
Vice President of Operations

SENIOR LEADERSHIP TEAM

Laurie Darnaby*
Vice President of Human Resources

Susan DiNapoli*
Vice President of Marketing

Robert Dugan
Director of QA and Regulatory Affairs

Harriet Overbeck
Vice President of Executive
Healthcare Services

COMPANY FACILITIES

EXECUTIVE OFFICES
500 Expressway Drive South
Brentwood, New York 11717

MANUFACTURING/DISTRIBUTION FACILITIES
25 Heywood Road
Arden, North Carolina 28704

10 Columbia Blvd.
Clarksburg, West Virginia 26301

209 Medegen Drive
Gallaway, Tennessee 38036

INTERNATIONAL OFFICE
Shanghai Representative Office:
Maxdo Center
No. 8, Xing Yi Road
Hong Qiao Development Zone
Shanghai, 200336, China

ANNUAL SHAREHOLDERS' MEETING

The Annual Shareholders' Meeting of Medical Action will be held on August 12, 2010 at the Hyatt Regency Wind Watch, 1717 Motor Parkway, Hauppauge, New York 11788. A Form of Proxy and Proxy Statement, if requested, will be mailed to shareholders of record with this report.

INDEPENDENT AUDITORS

Grant Thornton LLP
The Chrysler Center
666 Third Avenue
New York, New York 10017

REGISTRAR & TRANSFER AGENT

American Stock Transfer & Trust Company
59 Maiden Lane, Plaza Level
New York, New York 10038

SEC FORM 10-K

If you would like a copy of our Annual Report on SEC Form 10-K for the fiscal year ended March 31, 2010, you may obtain it without charge. Direct your request to Medical Action Industries Inc., Corporate Secretary, 500 Expressway Drive South, Brentwood, NY 11717.

DUPLICATE MAILINGS

When a shareholder owns shares in more than one account or when several shareholders live at the same address, they may receive multiple copies of the Annual Report or other mailings. For future information on how to eliminate multiple mailings, contact American Stock Transfer and Trust Company at (718) 921-8293.

*** member of Executive Committee**

Medical Action
INDUSTRIES INC.

Right. From the Beginning.

Executive Offices
500 Expressway Drive South
Brentwood, New York 11717
Telephone: 631.231.4600 • Fax: .631.404.3899
E-mail: mdci@medical-action.com
Web site: Medical-Action.com