Form 10-Q
period 2010-06-30
MEDICAL ACTION INDUSTRIES INC
filed 2010-08-09
CIK 748270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

COMMISSION FILE NUMBER 0-13251

MEDICAL ACTION INDUSTRIES INC.

(Exact name of registrant as specified in its charter)

DELAWARE	11-2421849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Expressway Drive South, Brentwood, NY 11717

(Address of principal executive offices)

Registrant’s telephone number, including area code:

(631) 231-4600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as described in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

16,347,003 shares of common stock are issued and outstanding as of August 9, 2010.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MEDICAL ACTION INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(dollars in

thousands)

	June 30, 2010	March 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,878	$5,641
Accounts receivable, less allowance for doubtful accounts of $662 at June 30, 2010 and $659 at March 31, 2010	18,280	18,294
Inventories, net	37,447	34,860
Prepaid expenses	1,606	1,109
Deferred income taxes	2,227	2,363
Prepaid income taxes	654	785
Other current assets	401	396

Total current assets	62,493	63,448

Property, plant and equipment, net	39,578	39,816
Goodwill, net	80,699	80,699
Other intangible assets, net	14,108	14,457
Other assets, net	2,245	2,376

Total assets	$199,123	$200,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,604	$11,691
Accrued expenses	12,214	12,216
Current portion of long-term debt	11,844	15,501

Total current liabilities	36,662	39,408
Deferred income taxes	15,932	15,932
Long-term debt, less current portion	3,166	2,734

Total liabilities	55,760	58,074

Commitments and Contingencies
Stockholders’ Equity
Common stock - 40,000,000 shares authorized, $.001 par value; issued and outstanding 16,346,253 shares at June 30, 2010 and 16,344,411 shares at March 31, 2010	16	16
Additional paid-in capital	32,730	32,585
Accumulated other comprehensive loss	(374)	(374)
Retained earnings	110,991	110,495

Total stockholders’ equity	143,363	142,722

Total liabilities and stockholders’ equity	$199,123	$200,796

The accompanying notes are an integral part of these condensed financial statements.

MEDICAL ACTION INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	Three Months Ended June 30,
	2010	2009
	(Unaudited)
Net sales	$66,796	$70,687
Cost of sales	54,258	53,765

Gross profit	12,538	16,922

Selling, general and administrative expenses	10,151	10,389

Operating income	2,387	6,533

Interest expense	126	470

Income before income taxes and extraordinary items	2,261	6,063
Income tax expense	869	2,413

Income before extraordinary items	1,392	3,650
Extraordinary loss (net of tax benefit of $559)	(896)	—

Net income	$496	$3,650

Per share basis:
Basic
Income before extraordinary items	$0.09	$0.23
Extraordinary loss	$(0.06)	$—

Net income	$0.03	$0.23

Diluted
Income before extraordinary items	$0.08	$0.23
Extraordinary loss	$(0.05)	$—

Net income	$0.03	$0.23

The accompanying notes are an integral part of these condensed financial statements.

MEDICAL ACTION INDUSTRIES INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED JUNE 30, 2010

(Unaudited)

(dollars in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2010	16,344,411	$16	$32,585	$(374)	$110,495	$142,722
Exercise of stock options	7,000	—	65	—	—	65
Issuance of common stock pursuant to restricted management stock bonus plan	7,500	—	—	—	—	—
Retirement of unvested restricted stock awards	(12,658)	—	—	—	—	—
Amortization of deferred compensation	—	—	21	—	—	21
Tax benefit from vesting of stock under restricted management stock bonus plan and exercise of options	—	—	8	—	—	8
Stock-based compensation	—	—	51	—	—	51
Net income	—	—	—	—	496	496

Balance at June 30, 2010	16,346,253	$16	$32,730	$(374)	$110,991	$143,363

The accompanying notes are an integral part of this condensed financial statement.

MEDICAL ACTION INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Three Months Ended June 30,
	2010	2009
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$496	$3,650
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary loss	1,455	—
Depreciation	1,085	1,147
Amortization	539	559
Increase in allowance for doubtful accounts	3	18
Deferred income taxes	136	—
Stock-based compensation	72	281
Excess tax liability from stock-based compensation	—	214
Loss on disposal of property and equipment	—	4
Tax benefit from vesting of stock under restricted management stock bonus plan and exercise of stock options	8	18
Changes in operating assets and liabilities:
Accounts receivable	11	2,437
Inventories	(4,042)	5,289
Prepaid expenses and other current assets	(502)	(557)
Other assets	(59)	(148)
Accounts payable	913	2,068
Prepaid income taxes	131	2,118
Accrued expenses	(2)	742

Net cash provided by operating activities	244	17,840

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(847)	(1,582)

Net cash used in investing activities	(847)	(1,582)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit and long-term borrowings	12,460	8,478
Principal payments on revolving line of credit and long-term borrowings	(15,685)	(25,658)
Principal payments on capital lease obligations	—	(24)
Proceeds from exercise of stock options	65	79

Net cash used in financing activities	(3,160)	(17,125)

Net decrease in cash and cash equivalents	(3,763)	(867)
Cash and cash equivalents at beginning of period	5,641	3,459

Cash and cash equivalents at end of period	$1,878	$2,592

Supplemental disclosures:
Interest paid	$119	$473
Income taxes paid	$36	$63

The accompanying notes are an integral part of these condensed financial statements.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Medical Action Industries Inc. (“Medical Action” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011. For further information, refer to the financial statements and footnotes thereto included in the Company’s 2010 annual report on Form 10-K.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements as well as the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimated. Significant estimates made by the Company include the allowance for doubtful accounts, inventory valuation, fair value of stock-based compensation, income taxes, valuation of long-lived assets, accrued sales incentives and rebate reserves. A summary of the Company’s significant accounting policies is identified in Note 1 “Organization and Summary of Significant Accounting Policies” of the Company’s 2010 annual report on Form 10-K. Users of financial information produced for interim periods are encouraged to refer to the notes contained in the 2010 annual report on Form 10-K when reviewing interim financial results. Since March 31, 2010 there have been no changes to the Company’s significant accounting policies or to the assumptions and estimates involved in applying these policies. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. All dollar amounts presented in our notes to condensed consolidated financial statements are presented in thousands, except per share data.

Note 2. Summary of Significant Accounting Policies

The preparation of consolidated annual and quarterly financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. We have made a number of estimates and assumptions in the preparation of these consolidated financial statements. We can give no assurance that actual results will not differ from those estimates. Some of the more significant estimates include allowances for trade rebates and doubtful accounts, realizability of inventories, goodwill and other intangible assets, depreciation and amortization of long-lived assets, product liability, pensions and other postretirement benefits and environmental and litigation matters.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(Unaudited)

There have been no material changes to our significant accounting policies and estimates from the information provided in Note 1 “Organization and Summary of Significant Accounting Policies” of the notes to our consolidated financial statements in our annual report on Form 10-K for the fiscal year ended March 31, 2010.

Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “FASB Codification”), which is effective for the Company July 1, 2009. The FASB Codification does not alter current US GAAP, but rather integrates existing accounting standards with other authoritative guidance. Under the FASB Codification there is a single source of authoritative US GAAP for non-governmental entities and this has superseded all other previously issued non-SEC accounting and reporting guidance.

The adoption of the FASB Codification did not have a material impact on the Company’s consolidated financial statements.

Fair Value Measurements

Effective April 1, 2009, the Company adopted a new accounting standard included in FASB Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, which delayed the effective date for disclosing all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). This standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance for determining when a transaction is not orderly and for estimating fair value when there has been a significant decrease in the volume and level of activity for an asset or liability. The new guidance, which is now part of ASC 820, requires disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period, to measure fair value in interim and annual periods. In addition, the presentation of the fair value hierarchy is required to be presented by major security type as described in ASC 320, Investments — Debt and Equity Securities. The provisions of the new standard were effective for interim periods ending after June 15, 2009, which for us was June 30, 2009. The adoption of the new standard as it relates to inactive markets did not have a material effect on the Company’s consolidated financial statements.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(Unaudited)

Business Combinations

Effective April 1, 2009, the Company adopted a new accounting standard included in ASC 805, Business Combinations. The new standard applies to all transactions or other events in which an entity obtains control of one or more businesses. Additionally, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement date for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination. The Company’s adoption of the new accounting standard did not have a material effect on the Company’s consolidated financial statements or results of operations, as the Company did not complete any business combinations during the three months ended June 30, 2010. The adoption of this standard will have an impact on the Company’s accounting and disclosure practices for any future business combinations.

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

Subsequent Events

In May 2009, the FASB issued new guidance for subsequent events. The new guidance, which is part of ASC 855, Subsequent Events is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The new guidance is effective for fiscal years and interim periods ended after June 15, 2009 and has been prospectively applied. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements. The Company evaluated subsequent events through August 9, 2010.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(Unaudited)

Fair Value Interim Disclosures

In April 2009, the FASB extended the fair value disclosures currently required on an annual basis for financial instruments to interim reporting periods. These disclosures include the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. We adopted the new disclosure requirements effective as of June 30, 2010 and included the required additional interim disclosures in these financial statements.

Note 3. Inventories

Inventories, which are stated at the lower of cost (determined by means of the first in, first out method) or market, consist of the following:

	June 30, 2010	March 31, 2010
Finished Goods, net	$21,962	$20,613
Work in Progress, net	1,789	1,161
Raw Materials, net	13,696	13,086

Total Inventories, net	$37,447	$34,860

On a continuing basis, inventory quantities on hand are reviewed and an analysis of the provision for excess and obsolete inventory is performed based primarily on the Company’s sales history and anticipated future demand. The reserve for excess and obsolete inventory amounted to approximately $2,889 at June 30, 2010 (which includes reserves of $1,455 recorded for the estimated inventory loss at our Brighton, TN storage facility (Note 10)) and $1,540 at March 31, 2010.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(Unaudited)

Note 4. Goodwill and Intangible Assets

There was no change in the goodwill balance during the three months ended June 30, 2010. The goodwill balance at June 30, 2010 and March 31, 2010 was $80,699.

At June 30, 2010, other intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Trademarks/Tradenames not subject to amortization	$1,266	$—	$1,266
Customer Relationships (20 years)	15,700	3,217	12,483
GPO Contracts (4 years)	2,200	2,030	170
Non-Competition Agreements (5-7 Years)	1,043	1,043	—
Software (1-3 years)	400	400	—
Intellectual Property (7 years)	400	211	189
Supply Agreement	29	29	—

Total Other Intangible Assets, net	$21,038	$6,930	$14,108

At March 31, 2010, other intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Trademarks/Tradenames not subject to amortization	$1,266	$—	$1,266
Customer Relationships (20 years)	15,700	3,020	12,680
GPO Contracts (4 years)	2,200	1,892	308
Non-Competition Agreements (5-7 Years)	1,043	1,043	—
Software (1-3 years)	400	400	—
Intellectual Property (7 years)	400	197	203
Supply Agreement	29	29	—

Total Other Intangible Assets, net	$21,038	$6,581	$14,457

The Company recorded amortization expense related to the above amortizable intangible assets of $349 and $363 for the three months ended June 30, 2010 and 2009, respectively. The estimated aggregate amortization expense for the cumulative five years ending June 30, 2015 amounts to $4,284.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(Unaudited)

Note 5. Credit Facilities and Long-Term Debt

Long-term debt consists of the following:

	June 30, 2010	March 31, 2010
Revolving Credit Agreement (a)	$2,256	$—
Term Loan (a)	11,484	16,875
Industrial Revenue Bond (b)	1,270	1,360

	15,010	18,235
Less: current portion	11,844	15,501

Total long-term debt	$3,166	$2,734

(a)	On October 17, 2006, the Company entered into a credit agreement with certain lenders and a bank acting as administration agent for the lenders (the “Credit Agreement”) and is described in more detail in Note 7 “Long-Term Debt” of the notes to our consolidated financial statements in our annual report on Form 10-K for the fiscal year ended March 31, 2010. The Credit Agreement, as amended, provides for total borrowings of up to $85,000, consisting of (i) a term loan with a principal amount of $65,000 and (ii) a revolving credit loan, which amounts may be borrowed, repaid and re-borrowed up to $20,000.

The term loan has remaining quarterly payments of: $3,250 for each installment date from September 30, 2010 through March 31, 2011, and the remaining principal amount outstanding is due on June 30, 2011. The Credit Agreement, as amended, may require the Company to make an additional term loan payment during the first quarter of fiscal 2012. The additional term loan payment or “50% of Excess Cash Flow”, as defined by the Credit Agreement, requires the Company to repay the term loan in an amount equal to 50% of Excess Cash Flow, less amounts equal to any voluntary principal balance prepayments made by the Company during fiscal 2011 provided that these amounts do not exceed the differential between cash and cash equivalents as of March 31, 2011 and $3,500. Such voluntary principal balance prepayments amounted to $0 during the three months ended June 30, 2010. Both the term loan and revolving credit loan bear interest as established by the Credit Agreement. The average interest rate on the term loan approximated 2.34% and 2.96%, during the three months ended June 30, 2010 and 2009, respectively, and the average interest rate on the revolving credit loan approximated 3.50% and 3.05%, during the three months ended June 30, 2010 and 2009, respectively. The Company’s availability under the revolving credit loan amounts to $17,744 as of June 30, 2010.

Borrowings under this agreement are collateralized by substantially all the assets of the Company, and the agreement contains certain restrictive covenants, which, among other matters, impose limitations with respect to the incurrence of liens, guarantees, mergers, acquisitions, capital expenditures, specified sales of assets and prohibits the payment of dividends. The Company is also required to maintain various financial ratios which are measured quarterly. As of June 30, 2010 the Company is in compliance with all such covenants and financial ratios.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(Unaudited)

(b)	Amounts payable represent principal payments due in connection with the issuance and sale by The Buncombe County Industrial Facilities and Pollution Control Financing Authority of its $5,500 Industrial Development Revenue Bonds (Medical Action Industries Inc. Project), Series 1997 (the “Bonds”). Principal payments are due and payable in 60 consecutive quarterly installments of $90 commencing October 1, 1998 and ending July 1, 2013 with a final maturity payment of $190. The Bonds bear interest at a variable rate, determined weekly. The average interest rate on the Bonds approximated 0.50% and 0.70%, during the three months ended June 30, 2010 and 2009, respectively.

Note 6. Stock-Based Compensation Plans

The Company has various stock-based compensation plans, which are more fully described in Note 10 “Shareholders’ Equity and Stock Plans” of the notes to our consolidated financial statements in our annual report on Form 10-K for the fiscal year ended March 31, 2010.

The Company recognized stock-based compensation (exclusive of deferred tax benefits) for awards granted under the Company’s Stock Option Plans in the following line items in the Consolidated Statements of Operations:

	Three Months Ended June 30,
	2010	2009
Cost of sales	$41	$54
Selling, general and administrative expenses	31	227

Stock-based compensation expense before income tax benefits	$72	$281

Net income was impacted by $44 (after tax) or $.00 per diluted share, in stock-based compensation expense for the three months ended June 30, 2010 and $169 (after tax) or $.01 per diluted share, in stock-based compensation expense for the three months ended June 30, 2009.

The Company granted 215,000 stock options to employees during the three months ended June 30, 2010, which vest 25% during the three months ended June 30, 2012, 25% during the three months ended June 30, 2013 and 50% during the three months ended June 30, 2014, expire 10 years from date of grant (during the three months ended June 30, 2020), have a weighted average exercise price equal to $11.89, have a weighted average remaining contractual term of 9.9 years and weighted average grant date fair value of $6.60 per share determined based upon a Black-Scholes valuation model (refer to the table below for assumptions used to determine fair value).

The Company granted 313,000 stock options during the three months ended June 30, 2009, which vest 25% during the three months ended June 2011, 25% during the three months ended June 2012 and 50% during the three months ended June 2013, expire 10 years from date of grant (during the three months ended June 2019), have a weighted average exercise price equal to $10.62, have a weighted average remaining contractual term of 9.9 years and weighted average grant date fair value of $5.66 per share determined based upon a Black-Scholes valuation model (refer to the table below for assumptions used to determine fair value).

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(Unaudited)

The fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options granted during the respective periods using the Black-Scholes option valuation model were as follows:

	Three Months Ended June 30,
	2010	2009
Dividend yield	0%	0%
Weighted-average expected volatility	60.1%	56.4%
Risk-free interest rate	3.3%	3.6%
Expected life of options (in years)	5.33	5.33
Fair value of options granted	$6.60	$5.66

The following is a summary of restricted stock activity in our 1994 Stock Incentive Plan for the three months ended June 30, 2010:

	Shares	Weighted Average Grant Price
Non-Vested at April 1, 2010	7,499	$14.92
Granted	7,500	$12.58
Vested	(469)	$15.34

Non-Vested at June 30, 2010	14,530	$13.70

Grants of restricted stock are common stock awards granted to recipients with specified vesting provisions. The restricted stock issued vests based upon the recipients continued service over time (five-year vesting period). The Company estimates the fair value of restricted stock based on the Company’s closing stock price on the date of grant.

The following is a summary of the changes in outstanding options for all of the Company’s plans during the three months ended June 30, 2010:

	Shares	Weighted Average Exercise Price	Remaining Weighted Average Contract Life (Years)	Aggregate Intrinsic Value
Outstanding at April 1, 2010	1,319,562	$12.88	6.4	$1,796
Granted	215,000	11.89
Exercised	(7,000)	9.31
Forfeited	(129,625)	15.29

Outstanding at June 30, 2010	1,397,937	$12.52	6.6	$1,527

Options exercisable at June 30, 2010	877,562	$12.78	5.1	$1,184

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(Unaudited)

The total intrinsic value of options exercised during the three months ended June 30, 2010 and 2009 was $14 and $43, respectively. As of June 30, 2010, there was approximately $3,206 of total ASC 718, Compensation-Stock Compensation unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Company’s plans and that cost is expected to be recognized over a period of 2.4 years.

The following is a summary of the changes in non-vested stock options for the three months ended June 30, 2010:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at April 1, 2010	523,574	$6.27
Granted	215,000	$6.60
Forfeited	(91,250)	$6.43
Vested	(128,450)	$7.13

Non-vested shares at June 30, 2010	518,874	$6.16

Note 7. Income Taxes

The Company’s provision for income taxes as a percentage of pretax earnings from continuing operations (“effective tax rate”) was 38.4% for the three months ended June 30, 2010, as compared to 39.8% for the three months ended June 30, 2009. Generally, fluctuations in the effective tax rate are primarily due to changes in state taxes.

In accordance with the provisions of ASC 740, Income Taxes, we recognize in our financial statements only those tax positions that meet the more-likely-than-not-recognition threshold. We establish tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in our consolidated statements of operations. Our accrual for interest and penalties was $21 upon adoption of ASC 740 and at June 30, 2010.

Note 8. Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common shares. Diluted earnings per share are based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average prices during the periods. Excluded from the calculation of earnings per share are options to purchase 783,682 shares for the three months ended June 30, 2010, and 1,273,375 shares for the three months ended June 30, 2009, as their inclusion would not have been dilutive.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(Unaudited)

The following is a reconciliation of the numerator and denominator of the basic and diluted net earnings per share computations for the three months ended June 30, 2010 and 2009, respectively.

	Three Months Ended June 30,
	2010	2009
Numerator :
Income before extraordinary items	$1,392	$3,650
Extraordinary loss (net of tax benefit of $559)	(896)	—

Net income for basic and diluted earnings per share	$496	$3,650

Denominator :
Denominator for basic earnings per share - weighted average shares	16,341,927	16,031,217

Effect of dilutive securities:
Employee and director stock options	97,112	78,548

Denominator for diluted earnings per share - adjusted weighted average shares	16,439,039	16,109,765

Per share basis :
Basic
Income before extraordinary items	$0.09	$0.23
Extraordinary loss (net of tax benefit)	(0.06)	—

Net income	$0.03	$0.23

Diluted
Income before extraordinary items	$0.08	$0.23
Extraordinary loss (net of tax benefit)	(0.05)	—

Net income	$0.03	$0.23

Note 9. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents

The carrying amount approximates fair value because of the short maturity of those instruments.

Accounts Receivable

The carrying amount of trade receivables reflects net recovery value and approximates fair value because of their short outstanding terms.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(Unaudited)

Accounts Payable

The carrying amount of trade payables approximates fair value because of their short outstanding terms.

Current Portion of Long-Term Debt

The carrying value of our current portion of long-term debt equals fair market value because the interest rate reflects current market rates.

Long-Term Debt

The fair value of our long-term debt is estimated based on quoted market prices or current rates offered to us for debt of the same remaining maturities.

The estimated fair values of our financial instruments as of June 30, 2010 are as follows:

	Carrying Amount	Fair Value
Cash and cash equivalents	$1,878	$1,878
Accounts receivable, net	$18,280	$18,280
Accounts payable	$12,604	$12,604
Current portion of long-term debt	$11,844	$11,844
Long-term debt	$3,166	$3,166

Note 10. Extraordinary Loss

During the three months ended June 30, 2010, the Company incurred an extraordinary pre-tax loss of $1,455 relating to inventories damaged as a result of water damage caused by heavy rain. The inventories damaged were predominantly patient bedside utensils and did not negatively impact the Company’s service levels with respect to this product class. The Company’s insurance carrier has denied our claim for reimbursement of damages based on the position that the loss was caused by flooding which is not a covered peril. We are currently appealing this decision and our insurance broker has asserted a claim under its errors and omissions policies to provide reimbursement for our loss in the event that our appeal is denied. However, we cannot provide any assurances that any portion of the loss will be covered under our insurance policies or our insurance brokers. Furthermore, any reimbursement of loss associated with the claims submitted under these insurance policies is subject to a deductable of $500.

Note 11. Other Matters

The Company is involved in multiple product liability cases, which are covered by insurance. While the results of these lawsuits cannot be predicted with certainty, management does not expect that the ultimate liabilities, if any, will have a material adverse effect on the financial position or results of operations of the Company.

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

Important factors and risks that could cause actual results to differ materially from those referred to in the forward-looking statements include, but are not limited to, the effect of economic and market conditions, the impact of the consolidation throughout the healthcare supply chain, volatility of raw material costs, volatility in oil prices, foreign currency exchange rates, the impact of healthcare reform, opportunities for acquisitions and the Company’s ability to effectively integrate acquired companies, the ability of the Company to maintain its gross profit margins, the ability to obtain additional financing to expand the Company’s business, the failure of the Company to successfully compete with the Company’s competitors that have greater financial resources, the loss of key management personnel or the inability of the Company to attract and retain qualified personnel, the impact of current or pending legislation and regulation, as well as the risks described from time to time in the Company’s filings with the Securities and Exchange Commission, which include this report on Form 10-Q and our annual report on Form 10-K for the fiscal year ended March 31, 2010.

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

Three Months ended June 30, 2010 compared to Three Months ended June 30, 2009

Overview

All dollar amounts presented in our Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands, except per share data. The following table sets forth certain operational data in dollars and as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,
	2010			2009
Net sales	$66,796		100.0%	$70,687	100.0%
Gross profit	$12,538		18.8%	$16,922	23.9%
Selling, general and administrative expenses	$10,151		15.2%	$10,389	14.7%
Income before income taxes	$806	*	1.2%	$6,063	8.6%
Net income	$496	*	0.7%	$3,650	5.2%

*	net of the extraordinary loss

The Company’s revenues decreased by $3,891 or 5.5% to $66,796 for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. The decrease in revenue is comprised of net unit volume declines of $2,833 and price/sales mix declines of $1,058.

The net unit volume declines were primarily in our containment systems for medical waste and patient bedside utensils product classes. The price/sales mix declines were primarily in our patient bedside utensils, minor procedure kits and trays and containment systems for medical waste product classes. The price/sales mix declines were partially offset by an increase in the operating room disposables and sterilization products product class.

Gross profit declines in both dollars and as a percentage of net sales were primarily the result of increased resin prices, the decline in net sales, an increase in inefficiencies in our manufacturing facilities and an increase in the cost of products sourced from foreign suppliers.

Selling, general and administrative expenses decreased as a result of declines in insurance, stock-based compensation and group purchasing organization fees. These declines were partially offset by increases in recruiting expenses. Selling, general and administrative expenses as a percentage of net sales increased due to the decline in sales.

Results of Operations

The following table sets forth the major sales variance components for the quarter ended June 30, 2010 versus June 30, 2009:

Three months ended June 30, 2009 net sales	$70,687
Volume of existing products, net	(2,833)
Price/sales mix, net	(1,058)

Three months ended June 30, 2010 net sales	$66,796

The following table sets forth the components of the decrease in net sales as well as percent increases or decreases in unit sales and average selling prices by significant product classes for the three months ended June 30, 2010 compared to the three months ended June 30, 2009:

	Net Sales $ increase (decrease)	Unit Sales % decrease	Average Selling Price % increase (decrease)
Operating Room Disposables and Sterlization Products	$119	(11.1)%	2.5%
Minor Procedure Kits and Trays	(143)	(5.2)%	(2.7)%
Laboratory Products	(480)	(3.7)%	(1.8)%
Dressings and Surgical Sponges	(664)	(16.1)%	(3.0)%
Patient Bedside Utensils	(1,549)	(7.5)%	(4.3)%
Containment Systems for Medical Waste	(1,778)	(10.3)%	(3.4)%
Other, net	604	not meaningful	not meaningful

	$(3,891)

The net sales decreases in the containment systems for medical waste product class were predominantly from declines in the following categories; low density institutional can liners, lab specimen transport bags, biohazard waste bags, laundry and linen containment bags, high density institutional can liners and biohazard autoclave bags. Management believes that these declines are due to an increase in competitive pressures.

The net sales decreases in the patient bedside utensils product class were predominantly from declines in the following categories; bedpans, wash basins, pitchers and carafes, urinals, medicine cups and tumblers. Management believes that these declines are due to an increase in competitive pressures and the modification of a major group purchasing organization’s supply contract to a dual-source agreement from a sole-source agreement. This modification resulted in a loss in market share and a reduction in average selling prices.

The net sales increases in the operating room disposables and sterilization products product class were predominantly from increases in crutches and non-sterile operating room towels which was partially offset by declines in protective apparel. The increases in crutches and non-sterile operating room towels is the result of increased OEM and domestic market penetration. The protective apparel category which includes disposable isolation gowns used in the prevention of virus proliferation decreased due to the reduction in H1N1 influenza activity.

During the three months ended June 30, 2010, the containment systems for medical waste, patient bedside utensils and laboratory product categories represented approximately 51% of the Company’s revenue. The primary raw material utilized in the manufacture of these categories is plastic resin. In recent years, world events have caused the cost of plastic resin to increase and be extremely volatile. While the cost of plastic resin has declined from its peak levels reached during the month of July 2008, the volatility associated with resin costs and product acquisition costs from foreign suppliers may continue for the foreseeable future. In the past, the Company has been able, from time to time, to increase selling prices for certain of the products within these categories to recover a portion of the increased cost. However, the Company is unable to give any assurance that it will be able to pass along future cost increases to its customers, if necessary. It is anticipated that the Company will purchase approximately 50,000,000 pounds of resin during fiscal 2011. Each $.01 fluctuation could impact cost of goods sold by $500 on an annualized basis.

The Company has entered into agreements with substantially all major group purchasing organizations. We are the sole-source vendor for several of these agreements. These agreements, which expire at various times over the next several years, can be terminated typically on ninety (90) day advance notice and do not contain minimum purchase requirements. The Company, to date, has been able to achieve compliance to their respective member hospitals. The termination, non-renewal or modification of exclusivity terms of any of these agreements may result in the significant loss of business or lower average selling prices. In some cases, as these agreements are renewed, the average selling prices could be materially lower.

Historically, the Company has participated in several reverse auctions and bid processes in order to achieve renewal of certain major group purchasing agreements. During the three months ended June 30, 2010, the Company extended certain major group purchasing agreements. No significant new agreements were added. The Company anticipates participating in reverse auctions or similar bid processes as deemed necessary during the remainder of fiscal 2011.

The following table sets forth sales, cost of sales and selling, general and administrative expense data for the periods indicated:

	Three Months Ended June 30,
	2010	2009

Net sales	$66,796	$70,687
Cost of sales	$54,258	$53,765
Gross profit	$12,538	$16,922
Gross profit percentage	18.8%	23.9%
Selling, general and administrative expenses	$10,151	$10,389
As a percentage of net sales	15.2%	14.7%

Gross profit for the three months ended June 30, 2010 decreased $4,384 or 25.9% to $12,538 from $16,922 for the three months ended June 30, 2009. Gross profit as a percentage of net sales for the three months ended June 30, 2010 decreased to 18.8% from 23.9% for the three months ended June 30, 2009. Gross profit decreased as a result of increased resin costs of $2,519, decreased net sales of $1,606, net increases in inefficiencies in our manufacturing facilities of $866 and increased costs of products sourced from foreign suppliers, principally from China, of $169. These factors were partially offset by a decrease of $580 in inventory obsolescence and other cost of sales and a decrease of $194 in outbound freight costs.

Many of the Company’s products are produced from petroleum derived raw materials such as plastic resin. The Company also bears the cost of both inbound and outbound freight shipments of raw materials and finished products, which are significantly impacted by the cost of oil. The price of resin remains volatile and has increased during the three months ended June 30, 2010 when compared to the previous year. Consequently, the Company has experienced gross margin declines resulting from higher plastic resin costs during the three months ended June 30, 2010 as much of the resin that was used in production during this period was purchased at a higher average cost than resin used during the three months ended June 30, 2009.

During fiscal 2010, the Company was able to avoid the financial impact of some of the increase in resin costs through managing raw material levels and through the benefit of supply agreements entered into during March 2009, which expired in March 2010. The expiration of the resin supply agreements, coupled with the volatility in the prices of resin and other commodities such as cotton, as well as fluctuating exchange rates in China contributed to the decline in gross margins for the three months ended June 30, 2010 when compared to the three months ended June 30, 2009. It is likely that these factors will continue to negatively impact gross margins through the balance of fiscal 2011.

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

Selling, general and administrative expenses for the three months ended June 30, 2010 decreased to $10,151 from $10,389 for the three months ended June 30, 2009. The decrease resulted from reductions in insurance, stock-based compensation and group purchasing organization fees. These reductions were partially offset by an increase in recruiting expenses. As a percentage of net sales, selling, general and administrative expenses increased to 15.2% for the three months ended June 30, 2010 from 14.7% for the three months ended June 30, 2009. This increase was the result of the decline in sales.

Distribution expenses (which are included in selling, general and administrative expenses) decreased $95 to $1,736 for the three months ended June 30, 2010 as compared to $1,831 for the three months ended June 30, 2009. The decrease in distribution expenses was primarily due to decreased labor costs, primarily overtime expenses, as a result of decreased sales volumes.

Interest expense for the three months ended June 30, 2010 decreased to $126 from $470 for the three months ended June 30, 2009. The decrease in interest expense was attributable to a net decrease in the average principal loan balances outstanding and a decrease in interest rates during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

During the three months ended June 30, 2010, the Company incurred an extraordinary pre-tax loss of $1,455 relating to inventories damaged as a result of water damage caused by heavy rain. The inventories damaged were predominantly patient bedside utensils and did not negatively impact the Company’s service levels with respect to this product class. The Company’s insurance carrier has denied our claim for reimbursement of damages based on the position that the loss was caused by flooding which is not a covered peril. We are currently appealing this decision and our insurance broker has asserted a claim under its errors and omissions policies to provide reimbursement for our loss in the event that our appeal is denied. However, we cannot provide any assurances that any portion of the loss will be covered under our insurance policies or our insurance brokers. Furthermore, any reimbursement of loss associated with the claims submitted under these insurance policies is subject to a deductable of $500.

Income tax expense amounted to $310 (inclusive of the tax benefit resulting from the extraordinary loss) and $2,413 for the three months ended June 30, 2010 and 2009, respectively. Income tax expense as a percent of income before income taxes was 38.4% and 39.8% for the three months ended June 30, 2010 and 2009, respectively. The decrease in the tax rate was the result of a change in state taxes.

Net income for the three months ended June 30, 2010 decreased to $496 from $3,650 for the three months ended June 30, 2009. The decrease in net income is attributable to the aforementioned decline in gross profit and the extraordinary loss associated with the inventories damaged as a result of flooding.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents decreased as follows for the three months ended June 30:

	2010	2009
Cash provided by operating activities	$244	$17,840
Cash used in investing activities	$(847)	$(1,582)
Cash used in financing activities	$(3,160)	$(17,125)
Decrease in cash and cash equivalents	$(3,763)	$(867)

Historically, the Company’s primary sources of liquidity and capital resources have included cash provided by operations and the use of available borrowing facilities while the primary uses of liquidity and capital resources have included acquisitions, capital expenditures and payments on debt.

Cash provided by operating activities during the three months ended June 30, 2010 is primarily comprised of income from operations of $496, increases in (i) inventories of $2,587 (inclusive of the $1,455 extraordinary loss relating to inventories damaged as a result of flooding) (ii) accounts payable of $913 and (iii) prepaid expenses and other current assets of $502. The cash provided by operating activities was used to fund the payment of debt as well as working capital requirements and the cost of capital expenditures.

Cash used in investing activities during the three months ended June 30, 2010 consisted of purchases of property, plant and equipment. The majority of these capital expenditures related to machinery and equipment for our injection molding facility located in Gallaway, Tennessee. The Company’s credit facilities contain certain covenants and restrictions, which include limitations on capital expenditures. During the year ending March 31, 2011, the Company is permitted under the terms of its credit agreements, to spend up to $5,000 on capital expenditures. Management expects to spend substantially all monies permissible for capital expenditures on machinery and equipment to improve production efficiencies at the Company’s manufacturing facilities.

Cash used in financing activities during the three months ended June 30, 2010 consisted primarily of payments on the Company’s credit facilities. During the three months ended June 30, 2010, the Company reduced its term loan by $5,391, which was partially offset by an increase of $2,256 on our revolving credit loan.

Financial Position

The following table sets forth certain liquidity and capital resources data for the periods indicated:

	June 30, 2010	March 31, 2010
	(Unaudited)

Cash and Cash Equivalents	$1,878	$5,641
Accounts Receivable, net	$18,280	$18,294
Days Sales Outstanding	25.1	24.7
Inventories, net	$37,447	$34,860
Inventory Turnover	5.8	5.7
Current Assets	$62,493	$63,448
Working Capital	$25,831	$24,040
Current Ratio	1.7	1.6
Total Borrowings	$15,010	$18,235
Stockholder’s Equity	$143,363	$142,722
Debt to Equity Ratio	0.10	0.13

The Company is committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital and generating cash flows necessary to meet operating requirements. Total borrowings outstanding were $15,010 with a debt to equity ratio of 0.10 to 1 at June 30, 2010 as compared to $18,235 with a debt to equity ratio of 0.13 to 1 at March 31, 2010. Cash and cash equivalents at June 30, 2010 were $1,878 and the Company had $17,744 available for borrowing under its revolving credit loan.

Working capital at June 30, 2010 was $25,831 compared to $24,040 at March 31, 2010, and the current ratio at June 30, 2010 was 1.7 to 1 compared to 1.6 to 1 at March 31, 2010. The increase in working capital is primarily due to a decline in current liabilities of $2,746. The decrease is comprised of a decline in the current portion of long-term debt, which was partially offset by an increase of $913 in accounts payable.

The declines in the current portion of long-term debt are the result of a principal payment on the Company’s term loan of $2,141 made during the three months ended June 30, 2010. Such payment was required under the excess cash flow provision of our credit agreement (see Note 5 for details) and, along with our normally occurring quarterly principal payments, was classified as current portion of long-term debt at March 31, 2010. The increase in accounts payable was due to the timing of inventory purchases and vendor payments occurring in the normal course of business.

Borrowing Arrangements

On October 17, 2006, the Company entered into a credit agreement with certain lenders and a bank acting as administration agent for the lenders (the “Credit Agreement”) and is described in more detail in Note 7 “Long-Term Debt” of the Company’s “Notes to Consolidated Financial Statements” in the Company’s 2010 annual report on Form 10-K. The Credit Agreement, at inception and as amended, provided for total borrowings of up to $85,000, consisting of (i) a term loan with a principal amount of $65,000, and (ii) a revolving credit loan, which amounts may be borrowed, repaid and re-borrowed up to $20,000.

Borrowings under this agreement are collateralized by substantially all the assets of the Company, and the agreement contains certain restrictive covenants, which, among other matters, impose limitations with respect to the incurrence of liens, guarantees, mergers, acquisitions, capital expenditures, specified sales of assets and prohibits the payment of dividends. The Company is also required to maintain various financial ratios which are measured quarterly. As of June 30, 2010, the Company is in compliance with all such covenants and financial ratios.

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity. At June 30, 2010, such obligations and commitments are as follows:

	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Purchase Obligations	$19,962	$19,962	$—	$—	$—
Principal payments of long-term debt	15,010	11,844	2,976	190	—
Operating Leases	1,850	927	890	33	—
Defined Benefit Plan Payments	515	42	85	78	310

Total Contractual Obligations	$37,337	$32,775	$3,951	$301	$310

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

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the alternate base rate of interest plus a spread of up to 1%, or at LIBOR rate plus a spread of up to 1 1/ 2%. The spread over the alternate base rate and LIBOR rates is determined based upon the Company’s performance with regard to agreed-upon financial ratios. The Company decides at its sole discretion as to whether borrowings will be at the alternate base rate or LIBOR. At June 30, 2010, $13,740 was outstanding under the credit facility. Changes in the alternate base rates or LIBOR rates during fiscal 2011 will have a positive or negative effect on the Company’s interest expense. Each 1% fluctuation in the interest rate will increase or decrease interest expense for the Company by approximately $137 on an annualized basis.

In addition, the Company is exposed to interest rate change market risk with respect to the proceeds received from the issuance and sale by the Buncombe County Industrial and Pollution Control Financing Authority Industrial Development Revenue Bonds (the “Bonds”). At June 30, 2010, $1,270 was outstanding for these Bonds. The Bonds bear interest at a variable rate determined weekly. During the three months ended June 30, 2010, the average interest rate on the Bonds approximated 0.50%. Each 1% fluctuation in interest rates will increase or decrease the interest expense on the Bonds by approximately $13 on an annualized basis.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2010, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

We continue to review, document and test our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts may lead to various changes in our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings against the Company or in which any of its property is subject.

Item 1A.	Risk Factors

Additional Risk Factors

There have been no material changes to the Risk Factors disclosed in Item 1A of our annual report on Form 10-K for the fiscal year ended March 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1 and 31.2 – Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1 and 32.2 – Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Current Report on Form 8-K dated June 2, 2010, covering Item 7.01 – Results of Operations and Financial Condition and Item 9.01 – Financial Statements and Exhibits

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2010	By:	/S/ CHARLES L. KELLY, JR.
Charles L. Kelly, Jr.
Chief Financial Officer