Form 10-Q
period 2010-09-30
MEDICAL ACTION INDUSTRIES INC
filed 2010-11-03
CIK 748270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as described in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

16,347,003 shares of common stock are issued and outstanding as of November 3, 2010.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MEDICAL ACTION INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2010	March 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,397	$5,641
Accounts receivable, less allowance for doubtful accounts of $798 at September 30, 2010 and $659 at March 31, 2010	29,624	18,294
Inventories, net	54,920	34,860
Prepaid expenses	2,865	1,109
Deferred income taxes	3,258	2,363
Prepaid income taxes	—	785
Other current assets	1,379	396

Total current assets	94,443	63,448

Property, plant and equipment, net	54,956	39,816
Goodwill, net	110,733	80,699
Other intangible assets, net	43,212	14,457
Other assets, net	3,283	2,376

Total assets	$306,627	$200,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,416	$11,691
Accrued expenses	19,816	12,216
Income taxes payable	103	—
Current portion of capital lease obligation	73	—
Current portion of long-term debt	16,360	15,501

Total current liabilities	51,768	39,408
Deferred income taxes	27,624	15,932
Capital lease obligation, less current portion	13,838	—
Long-term debt, less current portion	69,237	2,734

Total liabilities	162,467	58,074

Commitments and Contingencies
Stockholders’ Equity
Common stock 40,000,000 shares authorized, $.001 par value; issued and outstanding 16,347,003 shares at September 30, 2010 and 16,344,411 shares at March 31, 2010	16	16
Additional paid-in capital	33,058	32,585
Accumulated other comprehensive loss	(374)	(374)
Retained earnings	111,460	110,495

Total stockholders’ equity	144,160	142,722

Total liabilities and stockholders’ equity	$306,627	$200,796

The accompanying notes are an integral part of these condensed financial statements.

MEDICAL ACTION INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Net sales	$85,948	$75,060	$152,744	$145,747
Cost of sales	71,102	57,831	125,360	111,596

Gross profit	14,846	17,229	27,384	34,151

Selling, general and administrative expenses	13,597	10,243	23,748	20,632

Operating income	1,249	6,986	3,636	13,519

Interest expense	501	364	627	834
Interest income	(1)	(1)	(1)	(1)

Income before income taxes and extraordinary items	749	6,623	3,010	12,686
Income tax expense	280	2,636	1,149	5,049

Income before extraordinary items	469	3,987	1,861	7,637
Extraordinary loss (net of tax benefit of $559)	—	—	(896)	—

Net income	$469	$3,987	$965	$7,637

Per share basis:
Basic
Income before extraordinary items	$0.03	$0.25	$0.11	$0.48
Extraordinary loss	—	—	(0.05)	—

Net income	$0.03	$0.25	$0.06	$0.48

Diluted
Income before extraordinary items	$0.03	$0.25	$0.11	$0.48
Extraordinary loss	—	—	(0.05)	—

Net income	$0.03	$0.25	$0.06	$0.48

The accompanying notes are an integral part of these condensed financial statements.

MEDICAL ACTION INDUSTRIES INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED SEPTEMBER 30, 2010

(Unaudited)

(dollars in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2010	16,344,411	$16	$32,585	($374)	$110,495	$142,722
Exercise of stock options	7,750	—	72	—	—	72
Issuance of common stock pursuant to restricted management stock bonus plan	7,500	—	—	—	—	—
Retirement of unvested restricted stock awards	(12,658)	—	—	—	—	—
Amortization of deferred compensation	—	—	6	—	—	6
Tax benefit from vesting of stock under restricted management stock bonus plan and exercise of options	—	—	9	—	—	9
Stock-based compensation	—	—	386	—	—	386
Net income	—	—	—	—	965	965

Balance at September 30, 2010	16,347,003	$16	$33,058	($374)	$111,460	$144,160

The accompanying notes are an integral part of this condensed financial statement.

MEDICAL ACTION INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Six Months Ended September 30,
	2010	2009
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$965	$7,637
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Extraordinary loss	1,455	—
Depreciation	2,355	2,311
Amortization	1,297	1,110
Increase in allowance for doubtful accounts	6	36
Deferred income taxes	(14)	—
Stock-based compensation	392	856
Excess tax liability from stock-based compensation	—	151
Loss on disposal of property and equipment	—	4
Tax benefit from vesting of stock under restricted management stock bonus plan and exercise of stock options	9	60
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(920)	696
Inventories	(12,032)	7,920
Prepaid expenses and other current assets	(443)	(712)
Other assets	(1,382)	(235)
Accounts payable	350	3,097
Prepaid income taxes	177	1,357
Accrued expenses	1,063	1,156

Net cash (used in) provided by operating activities	(6,722)	25,444

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of acquired business, net of cash acquired	(62,475)	—
Purchases of property, plant and equipment	(1,476)	(2,778)

Net cash used in investing activities	(63,951)	(2,778)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit and long-term borrowings	122,358	12,850
Principal payments on revolving line of credit and long-term borrowings	(54,996)	(33,817)
Principal payments on capital lease obligations	(5)	(35)
Proceeds from exercise of stock options	72	671

Net cash provided by (used in) financing activities	67,429	(20,331)

Net (decrease) increase in cash and cash equivalents	(3,244)	2,335
Cash and cash equivalents at beginning of period	5,641	3,459

Cash and cash equivalents at end of period	$2,397	$5,794

Supplemental disclosures:
Interest paid	$427	$831
Income taxes paid	$404	$3,481

The accompanying notes are an integral part of these condensed financial statements.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Medical Action Industries Inc. (“Medical Action” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011. For further information, refer to the financial statements and footnotes thereto included in the Company’s 2010 annual report on Form 10-K.

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

SEPTEMBER 30, 2010

(Unaudited)

There have been no material changes to our significant accounting policies and estimates from the information provided in Note 1 “Organization and Summary of Significant Accounting Policies” of the notes to our consolidated financial statements in our annual report on Form 10-K for the fiscal year ended March 31, 2010.

Note 3. Recently Issued Accounting Pronouncements

Fair Value Measurements

Effective March 31, 2010, we adopted Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements that requires companies to enhance the usefulness of fair value measurements by requiring both the disaggregation of information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and nonrecurring fair value measurements. The adoption of this standard will impact how we disclose in the future any material transfers into and out of Level 1 (measurements based on quoted process in active markets) and Level 2 inputs (measurements based on other observable inputs) of the fair value hierarchy. There were no such transfers during the six months ended September 30, 2010.

Revenue Arrangements with Multiple Deliverables

In October 2009, the Financial Accounting Standards Board issued ASU 2009-13, which will update Accounting Standard Codification (“ASC”) 605, Revenue Recognition, and changes the accounting for certain revenue arrangements. The new standard sets forth requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010, which for us is April 1, 2011. We are currently evaluating the impact this new standard will have on our financial statements.

Note 4. Inventories

Inventories, which are stated at the lower of cost (determined by means of the first in, first out method) or market, consist of the following:

	September 30, 2010	March 31, 2010
Finished Goods, net	$25,878	$20,613
Work in Progress, net	5,399	1,161
Raw Materials, net	23,643	13,086

Total Inventories, net	$54,920	$34,860

On a continuing basis, inventory quantities on hand are reviewed and an analysis of the provision for excess and obsolete inventory is performed based primarily on the Company’s sales history and anticipated future demand. The reserve for excess and obsolete inventory amounted to approximately $1,764 at September 30, 2010 and $1,540 at March 31, 2010.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(Unaudited)

Note 5. Business Acquisition

On August 27, 2010, the Company completed its acquisition of AVID Medical Inc. (“AVID”), a leading provider of custom procedure trays to the healthcare industry, in which the Company acquired the outstanding shares of common stock of AVID for $62,500. One-time acquisition costs of approximately $1,334 have been expensed in accordance ASC 805, Business Combinations and are included in selling, general and administrative costs for the three and six months ended September 30, 2010. AVID’s results of operations have been included in the consolidated financial statements since the date of the acquisition. The purpose of this acquisition is to expand our product line offering into custom procedure trays to augment our existing product classes and expand our market presence in clinical care areas of acute care facilities and surgery centers throughout the country.

Under the acquisition method of accounting, the total purchase price was allocated to AVID’s net tangible and intangible assets based on their estimated fair values as of August 27, 2010. The Company recorded the excess of the purchase price over the net tangible and intangible assets as goodwill. The preliminary allocation of the purchase price shown in the table below was based upon management’s preliminary valuation, which is based on estimates and assumptions that are subject to change. The areas of the purchase price allocation that are not yet finalized relate primarily to property and equipment and income based taxes. The preliminary estimated purchase price is allocated as follows:

Cash	25
Accounts receivable	11,247
Inventories	9,482
Deferred tax assets	881
Other current assets	1,392
Property and equipment	16,071
Identifiable intangible assets:
Customer relationships	27,500
Trademarks	2,100

68,698
Less :
Accounts payable and accrued expenses	10,624
Deferred tax liabilities	11,692
Debt, short and long term	13,916

Total fair value of net assets acquired	32,466
Goodwill	30,034

Total purchase price at closing	$62,500

The preliminary valuation of accounts receivable includes $10,605 of gross contractual accounts receivable, of which $133 is not expected to be collected. The fair value of accounts receivable approximated the book value acquired.

The preliminary valuation of goodwill is $30,034 which is not deductible for tax purposes. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and intangible assets acquired. Goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if indicators of impairment arise). In the event that management determines that the goodwill has become impaired, the Company will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(Unaudited)

The following unaudited pro forma financial information for the three and six months ended September 30, 2010 and 2009 represent the combined results of the Company’s operations as if the acquisition of AVID had occurred on April 1, 2009. Excluded from the pro forma net income for the three and six months ended September 30, 2010 are one-time transaction expenses of $1,334 attributable to the AVID acquisition. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company constituted a single entity during such periods presented.

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Net sales	$107,291	$109,311	$208,483	$213,153
Net income	1,620	5,173	2,915	8,823
Net income per share-basic	$0.10	$0.32	$0.18	$0.55

Net income per share-diluted	$0.10	$0.32	$0.18	$0.55

Note 6. Related Party Transactions

As part of the assets and liabilities acquired as a result of the AVID acquisition, the Company acquired a capital lease obligation for the AVID facility located in Toano, VA. The facility, which includes a 185,000 square foot manufacturing and warehouse building and approximately 12 acres of land, is owned by Micpar Realty, LLC (“Micpar”). AVID’s founder and former CEO, is a part owner of Micpar and subsequent to the acquisition of AVID was elected to the Company’s board of directors and entered into an employment agreement with the Company on August 27, 2010.

The gross and net book value of the capital lease is as follows:

	September 30, 2010	March 31, 2010
Capital lease, gross	$11,409	$—
Less: Accumulated amortization	(51)	—

Capital lease, net	$11,358	$—

The amortization expense associated with the capital lease is included in our selling, general and administrative expenses and amounted to $51 for the three and six months ended September 30, 2010.

The capital lease requires monthly payments of $119 with increases of 2% per annum. The lease contains provisions for an option to buy after three and five years and expires in March 2029. The effective rate on the capital lease obligation is 9.9%. Total lease payments required under the capital lease for the five-year period ending September 30, 2015 is $7,519.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(Unaudited)

Note 7. Goodwill and Intangible Assets

The change in goodwill during the six months ended September 30, 2010 is as follows:

Balance at March 31, 2010	$80,699
AVID Acquisition (Note 5)	30,034

Balance at September 30, 2010	$110,733

At September 30, 2010, other intangible assets and their estimated useful lives consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Trademarks/Tradenames not subject to amortization	$1,266	$—	$1,266
Trademarks subject to amortization (5 years)	2,100	35	2,065
Customer Relationships (20 years)	43,200	3,527	39,673
GPO Contracts (4 Years)	2,200	2,167	33
Intellectual Property (7 Years)	400	225	175

Total Other Intangible Assets, net	$49,166	$5,954	$43,212

At March 31, 2010, other intangible assets and their estimated useful lives consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Trademarks/Tradenames not subject to amortization	$1,266	$—	$1,266
Customer Relationships (20 years)	15,700	3,020	12,680
GPO Contracts (4 years)	2,200	1,892	308
Non-Competition Agreements (5-7 Years)	1,043	1,043	—
Software (1-3 years)	400	400	—
Intellectual Property (7 years)	400	197	203
Supply Agreement	29	29	—

Total Other Intangible Assets, net	$21,038	$6,581	$14,457

The Company recorded amortization expense related to the above amortizable intangible assets of $496 and $364 for the three months ended September 30, 2010 and 2009, respectively and $845 and $727 for the six months ended September 30, 2010 and 2009, respectively. The estimated aggregate amortization expense for the cumulative five years ending September 30, 2015 amounts to $13,072.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(Unaudited)

Note 8. Credit Facilities and Long-Term Debt

Long-term debt consists of the following:

	September 30, 2010	March 31, 2010
Revolving Credit Facility (a)	$4,417	$—
Term Loan (a)	80,000	16,875
Industrial Revenue Bond (b)	1,180	1,360

	85,597	18,235
Less: current portion	16,360	15,501

Total long-term debt	$69,237	$2,734

(a)	On October 17, 2006, the Company entered into a credit agreement with certain lenders and a bank acting as administration agent for the lenders (the “Prior Credit Agreement”) which is more fully described in Note 7 “Long-Term Debt” of the notes to our consolidated financial statements in our annual report on Form 10-K for the fiscal year ended March 31, 2010. On August 27, 2010, the Company agreed to amend and restate the Prior Credit Agreement in its entirety and entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) that provides for total borrowings of up to $110,000, consisting of (i) a secured Term Loan with a principal amount of $80,000 and (ii) a Revolving Credit Facility, which amounts may be borrowed, repaid and re-borrowed up to $30,000.

The Term Loan was used by the Company to repay existing term loans provided for in the Prior Credit Agreement and to fund the acquisition of AVID. The Revolving Credit Facility shall be used to finance the working capital needs and general corporate purposes of the Company and its subsidiaries and for permitted acquisitions. Principal payments are due and payable in 19 consecutive quarterly installments of $4,000 commencing December 31, 2010 and on the last day of each March, June, September and December thereafter, with the final payment due on August 27, 2015. Both the Term Loan and Revolving Credit Facility bear interest as established by the Credit Agreement. The average interest rate on the Term Loan approximated 2.70% and 2.96%, during the six months ended September 30, 2010 and 2009, respectively, and the average interest rate on the Revolving Credit Facility approximated 3.85% and 2.20%, during the six months ended September 30, 2010 and 2009, respectively. The Company’s availability under the Revolving Credit Facility amounts to $25,583 as of September 30, 2010.

Borrowings under this agreement are collateralized by substantially all the assets of the Company, and the agreement contains certain restrictive covenants, which, among other matters, impose limitations with respect to the incurrence of liens, guarantees, mergers, acquisitions, capital expenditures, specified sales of assets and prohibits the payment of dividends. The Company is also required to maintain various financial ratios which are measured quarterly. As of September 30, 2010, the Company is in compliance with all such covenants and financial ratios.

(b)	Amounts payable represent principal payments due in connection with the issuance and sale by The Buncombe County Industrial Facilities and Pollution Control Financing Authority of its $5,500 Industrial Development Revenue Bonds (Medical Action Industries Inc. Project), Series 1997 (the “Bonds”). Principal payments are due and payable in 60 consecutive quarterly installments of $90 commencing October 1, 1998 and ending July 1, 2013 with a final maturity payment of $190. The Bonds bear interest at a variable rate, determined weekly. The average interest rate on the Bonds approximated 0.49% and 0.70%, during the six months ended September 30, 2010 and 2009, respectively.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(Unaudited)

Note 9. Stock-Based Compensation Plans

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

The Company recognized stock-based compensation (exclusive of deferred tax benefits) for awards granted under the Company’s Stock Option Plans in the following line items in the Consolidated Statements of Operations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Cost of sales	$27	$49	$68	$103
Selling, general and administrative expenses	323	526	324	753

Stock-based compensation expense before income tax benefits	$350	$575	$392	$856

Net income was impacted by $219 (after tax) and $243 (after tax), or $.01 and $.01 per diluted share, in stock-based compensation expense for the three and six months ended September 30, 2010, respectively and $346 (after tax) and $515 (after tax), or $.02 and $.03 per diluted share, in stock-based compensation expense for the three and six months ended September 30, 2009, respectively.

The Company granted 215,000 stock options to employees during the six months ended September 30, 2010, which vest 25% during the six months ended September 30, 2012, 25% during the six months ended September 30, 2013 and 50% during the six months ended September 30, 2014, expire 10 years from date of grant (during the six months ended September 30, 2020), have a weighted average exercise price equal to $11.89, have a weighted average remaining contractual term of 9.6 years and weighted average grant date fair value of $6.60 per share determined based upon a Black-Scholes valuation model (refer to the table below for assumptions used to determine fair value). In addition to the above employee stock option grants, the Company granted 30,000 stock options to members of the Company’s board of directors during the six months ended September 30, 2010, which, became fully vested upon issuance, have a weighted average exercise price equal to $8.99, have a weighted average remaining contractual term of 9.9 years and weighted average grant date fair value of $5.04 per share determined based upon a Black-Scholes valuation model (refer to the table below for assumptions used to determine fair value).

The Company granted 313,000 stock options during the six months ended September 30, 2009, which vest 25% during the six months ended September 2011, 25% during the six months ended September 2012 and 50% during the six months ended September 2013, expire 10 years from date of grant (during the six months ended September 2019), have a weighted average exercise price equal to $10.62, have a weighted average remaining contractual term of 9.1 years and weighted average grant date fair value of $5.66 per share determined based upon a Black-Scholes valuation model (refer to the table below for assumptions used to determine fair value). In addition to the above employee stock option grants, the Company granted 30,000 stock options to members of the Company’s board of directors during the six months ended September 30, 2009, which, became fully vested upon issuance, have a weighted average exercise price equal to $12.59, have a weighted average remaining contractual term of 8.9 years and weighted average grant date fair value of $6.58 per share determined based upon a Black-Scholes valuation model (refer to the table below for assumptions used to determine fair value).

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(Unaudited)

The fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options granted during the respective periods using the Black-Scholes option valuation model were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Dividend yield	0%	0%	0%	0%
Weighted-average expected volatility	62.2%	57.1%	60.3%	56.4%
Risk-free interest rate	2.7%	3.5%	3.2%	3.5%
Expected life of options (in years)	5.3	5.0	5.3	5.3
Fair value of options granted	$5.04	$6.58	$6.40	$5.74

Grants of restricted stock are made from our 1994 Stock Incentive Plan and are common stock awards granted to recipients with specified vesting provisions. The restricted stock issued vests based upon the recipients continued service over time (five-year vesting period). The Company estimates the fair value of restricted stock based on the Company’s closing stock price on the date of grant.

The following is a summary of non-vested restricted stock activity for the six months ended September 30, 2010:

	Shares	Weighted Average Grant Price
Non-Vested at April 1, 2010	7,499	$14.92
Granted	7,500	$12.58
Vested	(469)	$15.31
Cancelled	(1,875)	$14.87

Non-Vested at September 30, 2010	12,655	$13.53

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(Unaudited)

The following is a summary of the changes in outstanding options for all of the Company’s stock-based compensation plans during the six months ended September 30, 2010:

	Shares	Weighted Average Exercise Price	Remaining Weighted Average Contract Life (Years)	Aggregate Intrinsic Value
Outstanding at April 1, 2010	1,319,562	$12.88	6.4	$1,796
Granted	245,000	11.54
Exercised	(7,750)	9.23
Forfeited	(189,125)	14.89

Outstanding at September 30, 2010	1,367,687	$12.38	6.3	$366

Options exercisable at September 30, 2010	883,875	$12.59	4.9	$366

The total intrinsic value of options exercised during the six months ended September 30, 2010 and 2009 was $14 and $153, respectively. As of September 30, 2010, there was approximately $2,985 of total ASC 718, Compensation-Stock Compensation unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Company’s plans which is expected to be recognized over a period of 2.2 years.

The following is a summary of non-vested stock option activity for the six months ended September 30, 2010:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at April 1, 2010	523,574	$6.27
Granted	245,000	$6.40
Forfeited	(124,313)	$6.29
Vested	(161,950)	$6.74

Non-vested shares at September 30, 2010	482,311	$6.17

Note 10. Income Taxes

The Company’s provision for income taxes as a percentage of pretax earnings from continuing operations (“effective tax rate”) was 38.2% for the six months ended September 30, 2010, as compared to 39.8% for the six months ended September 30, 2009. Generally, fluctuations in the effective tax rate are primarily due to changes in state taxes and lower federal tax rates due to the decline in profitability.

In accordance with the provisions of ASC 740, Income Taxes, we recognize in our financial statements only those tax positions that meet the more-likely-than-not-recognition threshold. We establish tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in our consolidated statements of operations. Our accrual for interest and penalties was $21 upon adoption of ASC 740 and at September 30, 2010.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(Unaudited)

Note 11. Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common shares. Diluted earnings per share are based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average prices during the periods. Excluded from the calculation of earnings per share are options to purchase 1,116,578 and 1,015,701 shares for the three and six months ended September 30, 2010, respectively and 564,500 and 880,500 shares for the three and six months ended September 30, 2009, as their inclusion would not have been dilutive.

The following is a reconciliation of the numerator and denominator of the basic and diluted net earnings per share computations for the three and six months ended September 30, 2010 and 2009, respectively.

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Income before extraordinary items	$469	$3,987	$1,861		$7,637
Extraordinary loss (net of tax benefit of $559)	—	—	(896)		—

Net income for basic and diluted earnings per share	$469	$3,987	$965		$7,637

Denominator:
Denominator for basic earnings per share - weighted average shares	16,347,003	16,050,080	16,344,465		16,040,648

Effect of dilutive securities:
Employee and director stock options	45,978	150,646	63,033		114,597

Denominator for diluted earnings per share - adjusted weighted average shares	16,392,981	16,200,726	16,407,498		16,155,245

Per share basis:
Basic
Income before extraordinary items	$0.03	$0.25	$0.11		$0.48
Extraordinary loss (net of tax benefit)	—	—	(0.05)		—

Net income	$0.03	$0.25	$0.06		$0.48

Diluted
Income before extraordinary items	$0.03	$0.25	$0.11		$0.48
Extraordinary loss (net of tax benefit)	—	—	(0.05)		—

Net income	$0.03	$0.25	$0.06	$	a0.48

Note 12. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents

The carrying amount approximates fair value because of the short maturity of those instruments.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(Unaudited)

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

The estimated fair values of our financial instruments as of September 30, 2010 are as follows:

	Carrying Amount	Fair Value
Cash and cash equivalents	$2,397	$2,397
Accounts receivable, net	$29,624	$29,624
Accounts payable	$15,416	$15,416
Current portion of long-term debt	$12,360	$12,360
Long-term debt	$73,237	$73,237

Note 13. Extraordinary Loss

During the six months ended September 30, 2010, the Company incurred an extraordinary pre-tax loss of $1,455 relating to inventories damaged as a result of water damage caused by heavy rain. The inventories damaged were predominantly patient bedside utensils and did not negatively impact the Company’s service levels with respect to this product class. The Company’s insurance carrier has denied our claim for reimbursement of damages based on the position that the loss was caused by flooding which is not a covered peril. We are currently appealing this decision and our insurance broker has asserted a claim under its errors and omissions policies to provide reimbursement for our loss in the event that our appeal is denied. However, we cannot provide any assurances that any portion of the loss will be covered under our insurance policies or our insurance brokers. Furthermore, any reimbursement of loss associated with the claims submitted under these insurance policies is subject to a deductable of $500.

Note 14. Other Matters

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

Three Months ended September 30, 2010 compared to Three Months ended September 30, 2009

Overview

All dollar amounts presented in our Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands, except per share data. The following table sets forth certain operational data in dollars and as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,
	2010		2009
Net sales	$85,948	100.0%	$75,060	100.0%
Gross profit	$14,846	17.3%	$17,229	23.0%
Selling, general and administrative expenses	$13,597	15.8%	$10,243	13.6%
Income before income taxes	$749	0.9%	$6,623	8.8%
Net income	$469	0.5%	$3,987	5.3%

The Company’s revenues increased by $10,888 or 14.5% to $85,948 for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. The increase in revenue is comprised of $14,138 in sales of custom procedure trays added as a result of the Company’s acquisition of AVID Medical, Inc. (“AVID”) on August 27, 2010. This increase was partially offset by price/sales mix declines of $2,700 and net unit volume declines of $550 in all of our other product classes.

The price/sales mix declines were primarily in our patient bedside utensils and containment systems for medical waste product classes. The net unit volume declines were primarily in our patient bedside utensils, laboratory products and containment systems for medical waste product classes. These net unit volume declines were partially offset by an increase in the operating room disposables and sterilization products product class.

Gross profit declines in both dollars and as a percentage of net sales were primarily the result of increased resin prices, an overall decline in net sales of non-custom procedure trays product classes and an increase in the cost of products sourced from foreign suppliers. These factors more than offset the gross profit attributable to the sales of custom procedure trays acquired as a result of the purchase of AVID.

Selling, general and administrative expenses increased as a result of one-time fees and expenses associated with the acquisition of AVID as well as increases in professional fees and compensation related expenses.

Results of Operations

The following table sets forth the major sales variance components for the quarter ended September 30, 2010 versus September 30, 2009:

Three months ended September 30, 2009 net sales	$75,060
Acquisition	14,138
Volume of existing products, net	(550)
Price/sales mix, net	(2,700)

Three months ended September 30, 2010 net sales	$85,948

The following table sets forth the components of the increase in net sales as well as percent increases or decreases in unit sales and average selling prices by significant product classes for the three months ended September 30, 2010 compared to the three months ended September 30, 2009:

	Net Sales $ increase (decrease)	Unit Sales % increase (decrease)	Average Selling Price % increase (decrease)
Custom Procedure Trays	$14,138	n/a	n/a
Operating Room Disposables and Sterlization Products	1,304	1.7%	7.9%
Dressings and Surgical Sponges	17	3.7%	(3.1)%
Minor Procedure Kits and Trays	12	(3.8)%	4.0%
Containment Systems for Medical Waste	(760)	(0.9)%	(4.9)%
Laboratory Products	(913)	(6.1)%	(5.1)%
Patient Bedside Utensils	(2,121)	(6.7)%	(4.8)%
Other (Sales Related Adjustments)	(789)	not meaningful	not meaningful

	$10,888

The net sales increase in the operating room disposables and sterilization products product class is predominantly attributable to increases in the following categories; crutches, magnetic needle counters, sterile operating room towels and slippers which were partially offset by declines in protective apparel. The increases in the aforementioned categories are the result of increased Original Equipment Manufacturer (“OEM”) and domestic market penetration. The protective apparel category which includes disposable isolation gowns used in the prevention of virus proliferation decreased due to the reduction in H1N1 influenza activity when compared to the three months ended September 30, 2009.

The net sales decrease in the containment systems for medical waste product class is predominantly attributable to declines in the following categories; low density can liners, biohazard autoclave bags and patient belonging bags. Management believes that these declines are due to an increase in competitive pressures.

The net sales decrease in the laboratory products product class is predominantly attributable to declines in petri dishes and triangular graduates. Management believes that these declines are attributable to the loss of a supply contract and an increase in competitive pressures.

The net sales decrease in the patient bedside utensils product class is predominantly attributable to declines in the following categories; wash basins, bedpans, pitchers and carafes, urinals and tumblers which were partially offset by an increase in emesis basins. Management believes that the declines are attributable to an increase in competitive pressures and the modification of a major group purchasing organization’s supply contract to a dual-source from a sole-source agreement. This modification resulted in a loss of market share and a reduction in average selling prices.

During the three months ended September 30, 2010, the containment systems for medical waste, patient bedside utensils and laboratory product categories represented approximately 43% of the Company’s revenue. The primary raw material utilized in the manufacture of these categories is plastic resin. In recent years, world events have caused the cost of plastic resin to increase and be extremely volatile. While the cost of plastic resin has declined from its peak levels reached during the month of July 2008, the volatility associated with resin costs and product acquisition costs from foreign suppliers may continue for the foreseeable future. In the past, the Company has been able, from time to time, to increase selling prices for certain of the products within these categories to recover a portion of the increased cost. However, the Company is unable to give any assurance that it will be able to pass along future cost increases to its customers, if necessary. It is anticipated that the Company will purchase approximately 50,000,000 pounds of resin during fiscal 2011. Each $.01 fluctuation in the cost of plastic resin could impact cost of goods sold by $500 on an annualized basis.

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

Historically, the Company has participated in several reverse auctions and bid processes in order to achieve renewal of certain major group purchasing agreements. During the three months ended September 30, 2010, the Company was awarded a multi-year group purchasing agreement for products sold under its minor procedure kits and trays product class. The Company anticipates participating in reverse auctions or similar bid processes as deemed necessary during the remainder of fiscal 2011.

The following table sets forth sales, cost of sales and selling, general and administrative expense data for the periods indicated:

	Three Months Ended September 30,
	2010	2009

Net sales	$85,948	$75,060
Cost of sales	$71,102	$57,831
Gross profit	$14,846	$17,229
Gross profit percentage	17.3%	23.0%
Selling, general and administrative expenses	$13,597	$10,243
As a percentage of net sales	15.8%	13.6%

Gross profit for the three months ended September 30, 2010 decreased $2,383 or 13.8% to $14,846 from $17,229 for the three months ended September 30, 2009. Gross profit as a percentage of net sales for the three months ended September 30, 2010 decreased to 17.3% from 23.0% for the three months ended September 30, 2009. Gross profit decreased as a result of increased resin costs of $2,615, decreased net sales in non-custom procedure trays product classes of $1,611 and increased costs of products sourced from foreign suppliers, principally from China, of $1,179. These factors were partially offset by the $2,693 of gross profit attributable to sales of custom procedure trays acquired in the purchase of AVID and net decreases in inefficiencies in our manufacturing facilities of $242.

Many of the Company’s products are produced from petroleum derived raw materials such as plastic resin. The Company also bears the cost of both inbound and outbound freight shipments of raw materials and finished products, which are significantly impacted by the cost of oil. The price of resin remains volatile and has increased during the three months ended September 30, 2010 when compared to the previous year. Consequently, the Company has experienced gross margin declines resulting from higher plastic resin costs during the three months ended September 30, 2010 as much of the resin that was used in production during this period was purchased at a higher average cost than resin used during the three months ended September 30, 2009.

During fiscal 2010, the Company was able to avoid the financial impact of some of the increase in resin costs through managing raw material levels and through the benefit of supply agreements entered into during March 2009, which expired in March 2010. The expiration of the resin supply agreements, coupled with the volatility in the prices of resin and other commodities such as cotton, as well as fluctuating exchange rates in China contributed to the decline in gross margins for the three months ended September 30, 2010 when compared to the three months ended September 30, 2009. It is likely that these factors will continue to negatively impact gross margins through the balance of fiscal 2011.

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

Selling, general and administrative expenses for the three months ended September 30, 2010 increased to $13,597 from $10,243 for the three months ended September 30, 2009. The increase resulted from one-time fees and expenses of $1,334 associated with the AVID acquisition as well as increases in compensation, consulting, accounting and legal expenses.

Distribution expenses, which are included in selling, general and administrative expenses, decreased $98 to $1,812 for the three months ended September 30, 2010 as compared to $1,910 for the three months ended September 30, 2009. The decrease in distribution expenses was primarily due to decreased labor costs, primarily overtime expenses resulting from a decline in the sales volume of certain product classes.

Interest expense for the three months ended September 30, 2010 increased to $501 from $364 for the three months ended September 30, 2009. The increase in interest expense was attributable to a net increase in the average principal loan balances outstanding and an increase in interest rates during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

Income tax expense amounted to $280 and $2,636 for the three months ended September 30, 2010 and 2009, respectively. Income tax expense as a percent of income before income taxes was 37.4% and 39.8% for the three months ended September 30, 2010 and 2009, respectively. The decrease in the tax rate was primarily the result of a change in state taxes and lower federal tax rates due to the decline in profitability.

Net income for the three months ended September 30, 2010 decreased to $469 from $3,987 for the three months ended September 30, 2009. The decrease in net income is attributable to the aforementioned decline in gross profit and the increase in selling, general and administrative expenses.

Six Months ended September 30, 2010 compared to Six Months ended September 30, 2009

Overview

All dollar amounts presented in our Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands, except per share data. The following table sets forth certain operational data in dollars and as a percentage of net sales for the periods indicated:

	Six Months Ended September 30,
	2010			2009
Net sales	$152,744		100.0%	$145,747	100.0%
Gross profit	$27,384		17.9%	$34,151	23.4%
Selling, general and administrative expenses	$23,748		15.5%	$20,632	14.2%
Income before income taxes	$1,555	*	1.0%	$12,686	8.7%
Net income	$965	*	0.6%	$7,637	5.2%

*	net of the extraordinary loss

The Company’s revenues increased by $6,997 or 4.8% to $152,744 for the six months ended September 30, 2010 as compared to the six months ended September 30, 2009. The increase in revenue is comprised of $14,138 in sales of custom procedure trays added as a result of the Company’s acquisition of AVID on August 27, 2010. The increase was partially offset by price/sales mix declines of $4,548 and net unit volume declines of $2,593.

The price/sales mix declines were primarily in patient bedside utensils, containment systems for medical waste, and laboratory products product classes. The net unit volume declines were primarily in our patient bedside utensils, containment systems for medical waste and laboratory products product classes. The net unit volume declines were partially offset by an increase in the operating room disposables and sterilization products product class.

Gross profit declines in both dollars and as a percentage of net sales were primarily the result of increased resin prices, an overall decline in net sales of non-custom procedure trays product classes, an increase in the cost of products sourced from foreign suppliers and an increase in inefficiencies in our manufacturing facilities. These factors more than offset the gross profit attributable to the sales of custom procedure trays acquired as a result of the purchase of AVID.

Selling, general and administrative expenses increased as a result of one-time fees and expenses associated with the acquisition of AVID as well as increases in professional fees and compensation related expenses.

Results of Operations

The following table sets forth the major sales variance components for the six months ended September 30, 2010 versus September 30, 2009:

Six months ended September 30, 2009 net sales	$145,747
Acquisition	14,138
Volume of existing products, net	(2,593)
Price/sales mix, net	(4,548)

Six months ended September 30, 2010 net sales	$152,744

The following table sets forth the components of the increase in net sales as well as percent increases or decreases in unit sales and average selling prices by significant product classes for the six months ended September 30, 2010 compared to the six months ended September 30, 2009:

	Net Sales $ increase (decrease)	Unit Sales % decrease	Average Selling Price % increase (decrease)
Custom Procedure Trays	$14,138	n/a	n/a
Operating Room Disposables and Sterlization Products	1,481	(2.4)%	8.2%
Minor Procedure Kits and Trays	(135)	(4.6)%	4.4%
Dressings and Surgical Sponges	(626)	(6.4)%	(3.1)%
Laboratory Products	(1,459)	(5.2)%	(4.4)%
Containment Systems for Medical Waste	(2,535)	(5.1)%	(3.8)%
Patient Bedside Utensils	(3,670)	(4.4)%	(6.0)%
Other (Sales Related Adjustments)	(197)	not meaningful	not meaningful

	$6,997

The net sales increases in the operating room disposables and sterilization products product class is predominantly attributable to increases in the following categories; crutches, magnetic needle counters, slippers and sterile and non-sterile operating room towels which were partially offset by declines in protective apparel. The increases in the aforementioned categories are the result of increased OEM and domestic market penetration. The protective apparel category which includes disposable isolation gowns used in the prevention of virus proliferation decreased due to the reduction in H1N1 influenza activity when compared to the six months ended September 30, 2009.

The net sales decrease in the laboratory products product class is predominantly attributable to declines in petri dishes and triangular graduates. Management believes that the declines are attributable to the loss of a supply contract and an increase in competitive pressures.

The net sales decrease in the containment systems for medical waste product class is predominantly attributable to declines in the following categories; low density can liners, biohazard waste bags, biohazard autoclave bags, lab specimen transport bags and high density can liners. Management believes that these declines are due to an increase in competitive pressures.

The net sales decrease in the patient bedside utensils product class is predominantly attributable to declines in the following categories; wash basins, bedpans, pitchers and carafes, urinals, tumblers and medicine cups which were partially offset by an increase in emesis basins. Management believes that the declines are attributable to an increase in competitive pressures and the modification of a major group purchasing organization’s supply contract to a dual-source from a sole-source agreement. This modification resulted in a loss of market share and reduction in average selling prices.

During the six months ended September 30, 2010, the containment systems for medical waste, patient bedside utensils and laboratory products categories represented approximately 46% of the Company’s revenue. The primary raw material utilized in the manufacture of these categories is plastic resin. In recent years, world events have caused the cost of plastic resin to increase and be extremely volatile. While the cost of plastic resin has declined from its peak levels reached during the month of July 2008, the volatility associated with resin costs and product acquisition costs from foreign suppliers may continue for the foreseeable future. In the past, the Company has been able, from time to time, to increase selling prices for certain of the products within these categories to recover a portion of the increased cost. However, the Company is unable to give any assurance that it will be able to pass along future cost increases to its customers, if necessary. It is anticipated that the Company will purchase approximately 50,000,000 pounds of resin during fiscal 2011. Each $.01 fluctuation in the cost of plastic resin could impact cost of goods sold by $500 on an annualized basis.

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

Historically, the Company has participated in several reverse auctions and bid processes in order to achieve renewal of certain major group purchasing agreements. During the six months ended September 30, 2010, the Company extended certain major group purchasing agreements. The Company was also awarded a multi-year group purchasing agreement for products sold under its minor procedure kits and trays product class. The Company anticipates participating in reverse auctions or similar bid processes as deemed necessary during the remainder of fiscal 2011.

The following table sets forth sales, cost of sales and selling, general and administrative expense data for the periods indicated:

	Six Months Ended September 30,
	2010	2009

Net sales	$152,744	$145,747
Cost of sales	$125,360	$111,596
Gross profit	$27,384	$34,151
Gross profit percentage	17.9%	23.4%
Selling, general and administrative expenses	$23,748	$20,632
As a percentage of net sales	15.5%	14.2%

Gross profit for the six months ended September 30, 2010 decreased $6,767 or 19.8% to $27,384 from $34,151 for the six months ended September 30, 2009. Gross profit as a percentage of net sales for the six months ended September 30, 2010 decreased to 17.9% from 23.4% for the six months ended September 30, 2009. Gross profit decreased as a result of increased resin costs of $5,134, decreased net sales in non-custom procedure trays product classes of $3,217, increased costs of products sourced from foreign suppliers, principally from China, of $1,348, and net increases in inefficiencies in our manufacturing facilities of $623. These factors were partially offset by the $2,693 of gross profit attributable to sales of custom procedure trays acquired in the purchase of AVID, a decrease of $599 in inventory obsolescence and other cost of sales and a decrease of $263 in outbound freight costs.

Many of the Company’s products are produced from petroleum derived raw materials such as plastic resin. The Company also bears the cost of both inbound and outbound freight shipments of raw materials and finished products, which are significantly impacted by the cost of oil. The price of resin remains volatile and has increased during the six months ended September 30, 2010 when compared to the previous year. Consequently, the Company has experienced gross margin declines resulting from higher plastic resin costs during the six months ended September 30, 2010 as much of the resin that was used in production during this period was purchased at a higher average cost than resin used during the six months ended September 30, 2009.

During fiscal 2010, the Company was able to avoid the financial impact of some of the increase in resin costs through managing raw material levels and through the benefit of supply agreements entered into during March 2009, which expired in March 2010. The expiration of the resin supply agreements, coupled with the volatility in the prices of resin and other commodities such as cotton, as well as fluctuating exchange rates in China contributed to the decline in gross margins for the six months ended September 30, 2010 when compared to the six months ended September 30, 2009. It is likely that these factors will continue to negatively impact gross margins through the balance of fiscal 2011.

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

Selling, general and administrative expenses for the six months ended September 30, 2010 increased to $23,748 from $20,632 for the six months ended September 30, 2009. The increase resulted from one-time fees and expenses of $1,334 associated with the acquisition of AVID as well as increases in compensation, consulting, accounting and legal expenses.

Distribution expenses, which are included in selling, general and administrative expenses, decreased $193 to $3,548 for the six months ended September 30, 2010 as compared to $3,741 for the six months ended September 30, 2009. The decrease in distribution expenses was primarily due to decreased labor costs, primarily overtime expenses resulting from a decline in the sales volume of certain product classes.

Interest expense for the six months ended September 30, 2010 decreased to $627 from $834 for the six months ended September 30, 2009. The decrease in interest expense was attributable to a net decrease in the average principal loan balances outstanding and a decrease in interest rates during the six months ended September 30, 2010 as compared to the six months ended September 30, 2009.

During the six months ended September 30, 2010, the Company incurred an extraordinary pre-tax loss of $1,455 relating to inventories damaged as a result of water damage caused by heavy rain. The inventories damaged were predominantly patient bedside utensils and did not negatively impact the Company’s service levels with respect to this product class. The Company’s insurance carrier has denied our claim for reimbursement of damages based on the position that the loss was caused by flooding which is not a covered peril. We are currently appealing this decision and our insurance broker has asserted a claim under its errors and omissions policies to provide reimbursement for our loss in the event that our appeal is denied. However, we cannot provide any assurances that any portion of the loss will be covered under our insurance policies or our insurance brokers. Furthermore, any reimbursement of loss associated with the claims submitted under these insurance policies is subject to a deductable of $500.

Income tax expense amounted to $590 (inclusive of the tax benefit resulting from the extraordinary loss) and $5,049 for the six months ended September 30, 2010 and 2009, respectively. Income tax expense as a percent of income before income taxes was 38.2% and 39.8% for the six months ended September 30, 2010 and 2009, respectively. The decrease in the tax rate was primarily the result of a change in state taxes and lower federal taxes due to the decline in profitability.

Net income for the six months ended September 30, 2010 decreased to $965 from $7,637 for the six months ended September 30, 2009. The decrease in net income is attributable to the aforementioned decline in gross profit, the increase in selling, general and administrative expenses and the extraordinary loss associated with the inventories damaged as a result of flooding.

Liquidity and Capital Resources

Cash Flows

Cash used in operating activities during the six months ended September 30, 2010 is primarily comprised of increases in (i) inventories of $10,577 (inclusive of the $1,455 extraordinary loss relating to inventories damaged as a result of flooding) (ii) other assets of $1,382 and (iii) accounts receivable of $920. These increases were partially offset by income from operations of $965, depreciation of $2,355, amortization of $1,297 and an increase in accrued expenses of $1,063.

Cash used in investing activities during the six months ended September 30, 2010 consisted of our $62,475 acquisition of AVID and capital expenditures of $1,476. The Company utilized monies available under its Amended and Restated Credit Agreement (the “Credit Agreement”) in order to fund the acquisition of AVID. The majority of the capital expenditures related to machinery and equipment for our injection molding facility located in Gallaway, Tennessee. The Company’s Credit Agreement contains certain covenants and restrictions, which include limitations on capital expenditures. During the year ending March 31, 2011, the Company is permitted under the terms of its Credit Agreement, to spend up to $10,000 on capital expenditures. Management expects to spend a significant portion of monies permissible for capital expenditures on machinery and equipment to improve efficiencies at the Company’s manufacturing facilities.

Cash provided by financing activities during the six months ended September 30, 2010 consisted primarily of $67,362 in net borrowings under our Credit Agreement. These borrowings were utilized to satisfy the purchase price of the AVID acquisition, as well as to fund the Company’s operating requirements. During the six months ended September 30, 2010, the Company’s borrowings under its term loan and revolving credit facility increased $63,125 and $4,417, respectively.

Financial Position

The following table sets forth certain liquidity and capital resources data for the periods indicated:

	September 30, 2010	March 31, 2010
	(Unaudited)

Cash and Cash Equivalents	$2,397	$5,641
Accounts Receivable, net	$29,624	$18,294
Days Sales Outstanding	29.7	24.7
Inventories, net	$54,920	$34,860
Inventory Turnover	5.6	5.7
Current Assets	$94,443	$63,448
Working Capital	$42,675	$24,040
Current Ratio	1.8	1.6
Total Borrowings	$85,597	$18,235
Stockholders’ Equity	$144,160	$142,722
Debt to Equity Ratio	0.59	0.13

The Company is committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital and generating cash flows necessary to meet operating requirements. Total borrowings outstanding were $85,597 with a debt to equity ratio of 0.59 to 1.0 at September 30, 2010 as compared to $18,235 with a debt to equity ratio of 0.13 to 1.0 at March 31, 2010. Cash and cash equivalents at September 30, 2010 were $2,397 and the Company had $25,583 available for borrowing under its revolving credit facility.

Working capital at September 30, 2010 was $42,675 compared to $24,040 at March 31, 2010 and the current ratio at September 30, 2010 was 1.8 to 1.0 compared to 1.6 to 1.0 at March 31, 2010. The increase in working capital is primarily due to the net assets acquired in the purchase of AVID as well as an increase in inventories.

The increase in inventories is the result of the acquisition of AVID, as well as an increase in raw materials, primarily resin and purchases of China-sourced products, primarily operating room towels, in advance of annual production slow downs due to Chinese New Year.

Borrowing Arrangements

On October 17, 2006, Medical Action entered into a Credit Agreement (the “Prior Credit Agreement”), among Medical Action, as borrower, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto (the “Prior Lenders”) pursuant to which the Prior Lenders agreed to make certain extensions of credit to Medical Action. On August 27, 2010, Medical Action agreed to amend and restate the Prior Credit Agreement in its entirety and entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), among Medical Action, as borrower, JPMorgan Chase, N.A., as administrative agent, Citibank, N.A., as syndication agent and HSBC Bank USA, N.A., Sovereign Bank and Wells Fargo Bank, N.A. as co-documentation agents and the other lenders party thereto (the “Lenders”).

The Credit Agreement provides for an $80,000 secured Term Loan and a $30,000 secured Revolving Credit Facility. The Term Loan was used to repay existing term loans provided for in the Prior Credit Agreement and to fund the acquisition of AVID. The Revolving Credit Facility is used to finance the working capital needs and general corporate purposes of Medical Action and its subsidiaries and for permitted acquisitions.

Borrowings under the Credit Agreement are collateralized by substantially all the assets of the Company, and the agreement contains certain restrictive covenants, which, among other matters, impose limitations with respect to the incurrence of liens, guarantees, mergers, acquisitions, capital expenditures, specified sales of assets and prohibits the payment of dividends. The Company is also required to maintain various financial ratios which are measured quarterly. As of September 30, 2010, the Company is in compliance with all such covenants and financial ratios.

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity. At September 30, 2010, such obligations and commitments are as follows:

	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Principal payments of long-term debt	$85,597	$16,360	$37,137	$32,100	$—
Capital lease obligation	31,962	1,445	2,977	3,097	24,443
Purchase obligations	28,340	28,340	—	—	—
Operating leases	1,601	855	721	25	—
Defined benefit plan payments	505	42	86	78	299

Total contractual obligations	$148,005	$43,042	$40,921	$35,300	$28,742

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

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Related Party Transactions

As part of the assets and liabilities acquired as a result of the AVID acquisition, the Company acquired a capital lease obligation for the AVID facility located in Toano, VA. The facility, which includes a 185,000 square foot manufacturing and warehouse building and approximately 12 acres of land, is owned by Micpar Realty, LLC (“Micpar”). AVID’s founder and former CEO, is a part owner of Micpar and subsequent to the acquisition of AVID, was elected to the Company’s board of directors and entered into and an employment agreement with the Company on August 27, 2010.

The gross and net book value of the capital lease is as follows:

	September 30, 2010	March 31, 2010
Capital lease, gross	$11,409	$—
Less: Accumulated amortization	(51)	—

Capital lease, net	$11,358	$—

The amortization expense associated with the capital lease is included in our selling, general and administrative expenses and amounted to $51 for the three and six months ended September 30, 2010.

The capital lease, requires monthly payments of $119 with increases of 2% per annum. The lease contains provisions for an option to buy after three and five years and expires in March 2029. The effective rate on the capital lease obligation is 9.9%. Total lease payments required under the capital lease for the five-year period ending September 30, 2015 is $7,519.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the alternate base rate of interest plus a spread of up to 2%, or at LIBOR rate plus a spread of up to 3%. The spread over the alternate base rate and LIBOR rates is determined based upon the Company’s performance with regard to agreed-upon financial ratios. The Company decides at its sole discretion as to whether borrowings will be at the alternate base rate or LIBOR. At September 30, 2010, $84,417 was outstanding under the credit facility. Changes in the alternate base rates or LIBOR rates during fiscal 2011 will have a positive or negative effect on the Company’s interest expense. Each 1% fluctuation in the interest rate will increase or decrease interest expense for the Company by approximately $844 on an annualized basis.

In addition, the Company is exposed to interest rate change market risk with respect to the proceeds received from the issuance and sale by the Buncombe County Industrial and Pollution Control Financing Authority Industrial Development Revenue Bonds (the “Bonds”). At September 30, 2010, $1,180 was outstanding for these Bonds. The Bonds bear interest at a variable rate determined weekly. During the six months ended September 30, 2010, the average interest rate on the Bonds approximated 0.49%. Each 1% fluctuation in interest rates will increase or decrease the interest expense on the Bonds by approximately $12 on an annualized basis.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Report. Based upon our evaluation, the Company’s management concluded that, as of September 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

On August 27, 2010, the Company acquired AVID Medical, Inc. (“AVID”). The Company’s management performed due diligence procedures associated with the acquisition. During these due diligence procedures, and in the time subsequent to the acquisition, management found that the design of AVID’s internal controls over financial reporting is effective.

During the quarter ended September 30, 2010, except as noted above, we have not made any other changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

We continue to review, document and test our internal control over financial reporting and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts may lead to various changes in our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings against the Company or in which any of its property is subject.

Item 1A.	Risk Factors

Additional Risk Factors

There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for year ended March 31, 2010, other than the following:

Covenants in our credit facilities may restrict our financial and operating flexibility.

We currently have two credit facilities:

•	A four year $30,000 revolving credit facility expiring on August 27, 2014, of which we had $4,417 and $5,591 outstanding as of September 30, 2010 and November 3, 2010; and

•	A five year $80,000 term loan payable in quarterly installments and expiring on August 27, 2015. As of September 30, 2010 and November 3, 2010, $80,000 was outstanding on the term loan.

Our current credit facilities require, and any future credit facilities may also require, that we comply with specified financial covenants relating to interest coverage, debt coverage, and earnings before interest, taxes, depreciation and amortization. Our ability to satisfy these financial covenants can be affected by events beyond our control, and we cannot give assurance that we will meet the requirements of these covenants. These restrictive covenants could affect our financial and operational flexibility, including the following:

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

•	vulnerability to fluctuations in interest rates, as a substantial portion of our indebtedness bears variable rates of interest;

•	reducing our flexibility in planning for, or responding to, changing conditions in our business and our industry;

•	limiting our ability to borrow additional funds; and

•	making us more vulnerable to general economic downturns and adverse developments in our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1 and 31.2 – Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1 and 32.2 – Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Current Report on Form 8-K dated August 9, 2010, covering Item 7.01 – Results of Operations and Financial Condition and Item 9.01 – Financial Statements and Exhibits

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 3, 2010	By:	/S/ CHARLES L. KELLY, JR.
Charles L. Kelly, Jr.
Chief Financial Officer