Form 10-K/A
period 2010-03-31
MEDICAL ACTION INDUSTRIES INC
filed 2010-11-10
CIK 748270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-b of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, as originally filed on June 2, 2010 (the “Report”), is being filed in response to comments received by us from the Staff of the Securities and Exchange Commission (the “Staff”). This Amendment amends and replaces in its entirety Item 8. Financial Statements And Supplementary Data to include the conformed signatures of Grant Thornton LLP, which signatures were originally unintentionally omitted in the (a) Report of Independent Registered Public Accounting Firm—Internal Controls over Financial Reporting, (b) Report of Independent Registered Public Accounting Firm—Consolidated Financial Statements, (c) Report of Independent Registered Public Accounting Firm on Schedule, and (d) Consent of Independent Registered Public Accounting Firm. This Amendment amends and replaces in its entirety Item 9A. Controls and Procedures to enhance our disclosure regarding our disclosure controls and procedures.

Except to the extent expressly set forth herein, this Amendment speaks as of the original filing date of our Report and has not been updated to reflect events occurring subsequent to the original filing date other than those required to reflect the effects of the comments received by the Staff. Accordingly, this Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Report, including any amendments to those filings.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Medical Action Industries Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2010	March 31, 2009
Current Assets
Cash and cash equivalents	5,641	3,459
Accounts receivable, less allowance for doubtful accounts of $659 at March 31, 2010 and $663 at March 31, 2009	18,294	21,459
Inventories, net	34,860	43,221
Prepaid expenses	1,109	906
Deferred income taxes	2,363	2,448
Prepaid income taxes	785	2,584
Other current assets	396	466

Total Current Assets	63,448	74,543

Property, plant and equipment, net	39,816	40,313
Goodwill	80,699	80,699
Other intangible assets, net	14,457	15,886
Other assets, net	2,376	3,725

Total Assets	$200,796	$215,166

Current Liabilities
Accounts payable	$11,691	$8,190
Accrued expenses	12,216	10,643
Current portion of capital lease obligations	—	39
Current portion of long-term debt	15,501	6,860

Total Current Liabilities	39,408	25,732

Deferred income taxes	15,932	14,282
Long-term debt, less current portion	2,734	53,147

Total Liabilities	58,074	93,161

Shareholders’ Equity

Common stock 40,000,000 shares authorized, $.001 par value; issued and outstanding 16,344,411 shares at March 31, 2010 and 16,028,161 shares at March 31, 2009	16	16
Additional paid-in capital	32,585	28,602
Accumulated other comprehensive loss	(374)	(267)
Retained earnings	110,495	93,654

Total Shareholders’ Equity	142,722	122,005

Total Liabilities and Shareholders’ Equity	$200,796	$215,166

The accompanying notes are an integral part of these statements.

Medical Action Industries Inc.

Consolidated Statements of Operations

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

Medical Action Industries Inc.

Consolidated Statements of Shareholders’ Equity

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

Medical Action Industries Inc.

Consolidated Statements of Cash Flows

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

Medical Action Industries Inc. • March 31, 2010

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

A summary of property, plant and equipment, net, are as follows:

	March 31,
	2010	2009

Land and buildings	$27,546	$25,163
Machinery and equipment	34,643	34,305
Furniture and fixtures	2,123	1,563

	64,312	61,031
Less accumulated depreciation and amortization	24,496	20,718

	$39,816	$40,313

Depreciation is calculated on the straight-line method over the estimated useful lives of the assets as follows:

Buildings	40 years
Machinery and equipment	5 - 20 years
Furniture and fixtures	3 - 10 years

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

OTHER INTANGIBLE ASSETS

Other intangible assets, consisting of trademarks, customer relationships, group purchasing organization (“GPO”) contracts, non-competition agreements, software, intellectual property and a supply agreement are amortized according to their useful lives. The book values, accumulated amortization and original useful life by asset class as of March 31, 2010 and 2009 are as follows:

	March 31, 2010
	Gross Carying Value	Accumulated Amortization	Total Net Book Value

Trademarks not subject to amortization	$1,266	$—	$1,266
Customer Relationships (20 years)	15,700	3,020	12,680
GPO Contracts (4 Years)	2,200	1,892	308
Non-Competition Agreements (5-7 Years)	1,043	1,043	—
Software (1-3 Years)	400	400	—
Intellectual Property (7 Years)	400	197	203
Supply Agreement	29	29	—

	$21,038	$6,581	$14,457

	March 31, 2009
	Gross Carying Value	Accumulated Amortization	Total Net Book Value

Trademarks not subject to amortization	$1,266	$—	$1,266
Customer Relationships (20 years)	15,700	2,236	13,464
GPO Contracts (4 Years)	2,200	1,342	858
Non-Competition Agreements (5-7 Years)	1,043	1,043	—
Software (1-3 Years)	400	363	37
Intellectual Property (7 Years)	400	139	261
Supply Agreement	29	29	—

	$21,038	$5,152	$15,886

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

7. LONG-TERM DEBT

Long-term debt consists of the following:

	March 31,
	2010	2009
Revolving credit agreement (a)	$—	$17,537
Term Loan (a)	16,875	40,750
Industrial Revenue Bond (b)	1,360	1,720

	$18,235	$60,007
Less : current portion	15,501	6,860

Total long-term debt	$2,734	$53,147

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

8. FAIR VALUE MEASURMENTS

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

	March 31,
	2010	2009	2008
NUMERATOR :
Net income for basic and dilutive earnings per share	$16,841	$4,955	$13,225

DENOMINATOR :
Denominator for basic earnings per share - weighted average shares	16,132,161	16,025,369	15,951,924
Effect of dilutive securities:
Employee and director stock options	142,615	133,331	380,462

Denominator for diluted earnings per share - adjusted weighted average shares	16,274,775	16,158,700	16,332,386

Net income per share basic	$1.04	$0.31	$0.83

Net income per share diluted	$1.03	$0.31	$0.81

10. SHAREHOLDERS’ EQUITY AND STOCK PLANS

We account for our three stock-based compensation plans in accordance with the provisions of ASC 718, Stock Compensation. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the grants, and is recognized as an expense over the service period applicable to the grantee. The service period is the period of time that the grantee must provide services to the Company before the stock-based compensation is fully vested. Stock-based compensation expense for the non-vested portion of awards granted prior to the effective date is being recognized over the remaining service period using the fair-value based compensation cost estimated under the provisions of ASC 718.

STOCK OPTIONS

The Company currently grants stock options under the 1989 Non-Qualified Stock Option Plan (the “Non-Qualified Option Plan”), the 1994 Stock Incentive Plan (the “Incentive Plan”) and the 1996 Non-Employee Director Stock Option Plan (the “Director Plan”). The Non-Qualified Option Plan was approved by the Company’s Board of Directors and shareholders and provides for the grant of stock options with an exercise price equal to the fair market price or at a value that is not less than 85% of the fair market value on the date of grant and are exercisable in three installments on the second, third and fourth anniversary of the date of grant. The Incentive Plan was adopted by the Company’s Board of Directors and shareholders and provides for the granting of incentive stock options, shares of restricted stock and non-qualified stock options to all officers and key employees of the Company and its affiliates at an exercise price that may not be less than the fair market value of a share of common stock at the time of grant. The Director Plan was approved by the shareholders in August 1996 and as amended, grants each non-employee director of the Company an option to purchase 7,500 shares of the Company’s common stock after each year of service. All options granted under the above plans expire from five to ten years from the date of grant unless the employment is terminated, in which event, subject to certain exceptions, the options terminate two months subsequent to date of termination.

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

Summarized information about stock options outstanding as of March 31, 2010 and 2009 is as follows:

	2010
	Outstanding			Exercisable
Range of Exercise Prices per Common Share	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price per Common Share	Options	Weighted Average Exercise Price per Common Share
$ 1.39 – $ 10.39	258,437	3.0	$7.78	231,187	$7.48
$ 10.40 – $ 19.39	899,725	7.2	12.77	477,600	12.95
$ 19.40 – $ 23.27	161,400	7.2	21.66	85,700	21.68

$ 1.39 – $ 23.27	1,319,562	6.4	$12.88	794,487	$12.30

	2009
	Outstanding			Exercisable
Range of Exercise Prices per Common Share	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price per Common Share	Options	Weighted Average Exercise Price per Common Share
$ 1.39 – $ 10.39	442,187	3.3	$7.27	439,187	$7.25
$ 10.40 – $ 19.39	862,175	7.0	13.55	561,900	12.19
$ 19.40 – $ 23.27	210,700	8.1	21.69	60,175	21.74

$ 1.39 – $ 23.27	1,515,062	6.1	$12.85	1,061,262	$10.69

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

Weighted-average actuarial assumptions used to calculate net periodic pension cost, fiscal year-end liabilities and funding status as of March 31, 2010 (measurement date) were as follows:

	2010	2009
Rate of future benefit increases	none assumed	none assumed
Discount rate	6.14%	7.48%
Expected rate of return on plan assets	6.00%	6.00%

The net periodic pension cost was as follows:

	2010	2009
Service cost - benefits earned during the period	$—	$—
Interest cost on projected benefit obligation	76	61
Loss on assets	(38)	(78)
Net amortization and deferral	12	—

Net periodic pension cost	$50	$(17)

Weighted-average asset allocation by asset category as of March 31, 2010 and 2009 were as follows:

	Target Range	2010	2009
Equity securities	30%-90%	35%	81%
Debt securities	10%-70%	63%	17%
Cash	0%-20%	2%	2%

Total		100%	100%

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

13. SUMMARY OF QUARTERLY FINANCIAL DATA

Selected unaudited, quarterly financial data of the Company for the fiscal years ended March 31, 2010 and 2009 appear below.

	Quarter Ended
	June 30	September 30	December 31	March 31
2010
Net Sales	$70,687	$75,060	$73,176	$71,223
Gross Profit	16,922	17,229	17,215	17,538
Net income	3,650	3,987	4,010	5,194
Net income per common share
Basic	$0.23	$0.25	$0.25	$0.32

Diluted	$0.23	$0.25	$0.25	$0.32

	Quarter Ended
	June 30	September 30	December 31	March 31
2009
Net Sales	$77,395	$73,824	$71,995	$72,856
Gross Profit	15,050	11,272	10,083	14,530
Net income	2,546	480	157	1,772
Net income per common share
Basic	$0.16	$0.03	$0.01	$0.11

Diluted	$0.16	$0.03	$0.01	$0.11

14. SUBSEQUENT EVENTS

Subsequent to March 31, 2010, inventories at the Company’s off site storage facility in Tennessee were damaged as a result of flooding. At this time the Company is assessing the damages. While no specific dollar amount can be determined at this point it is estimated that of the approximately $2,400 in inventory located at the off site storage facility as of the date of the flood, approximately $1,000-$1,500 is damaged. However, the Company believes a portion of these damages will be recovered under its insurance policy.

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

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. See Management’s Annual Report on Internal Control Over Financial Reporting on page 33.

The Company’s independent registered public accounting firm has also issued a report on the Company’s internal control over financial reporting. This report appears on page 34.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Medical Action Industries Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated June 2, 2010 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

New York, New York

June 2, 2010

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Based on our evaluation, the Company’s management has concluded that, as of March 31, 2010, our internal control over financial reporting is effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Medical Action Industries Inc.

We have audited Medical Action Industries Inc. (a Delaware Corporation) and subsidiaries’ internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Medical Action Industries Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Medical Action Industries Inc. and subsidiaries’ internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, Medical Action Industries Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

/s/ GRANT THORNTON LLP

New York, New York

June 2, 2010

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted because they are not required, not applicable or the information is included in the financial statements or notes thereto.

(a) (3) Exhibits:

Exhibit No.

2.1	Agreement and Plan of Reorganization dated as of August 12, 1994 among Registrant, QuanTech Acquisition Corp. and QuanTech, Inc. (Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1995).

2.2	Purchase Agreement dated as of January 30, 1996 among Registrant, SBW Acquisition Corp., Lawson Mardon Medical Products, Inc. and Lawson Mardon Medical Products, a trading division of Lawson Mardon Packaging UK Ltd. (Exhibit 2 to the Company’s Current Report on Form 8-K dated February 6, 1996).

2.3	Asset Purchase Agreement dated as of March 9, 1999 between Acme United Corporation and Registrant (Exhibit 2 to the Company’s Current Report on Form 8-K dated April 1, 1999).

2.4	Asset Purchase Agreement dated as of October 3, 2001 between Medi-Flex Hospital Products, Inc. and Registrant (Exhibit 2 to the Company’s Current Report on Form 8-K dated November 30, 2001).

2.5	Asset Purchase Agreement dated as of May 9, 2002 between MD Industries Acquisition LLC and Registrant (Exhibit 2 to the Company’s current report on Form 8-K dated June 21, 2002).

2.6	Asset Purchase Agreement dated as of August 30, 2002, between Maxxim Medical, Inc. and Registrant (Exhibit 2 to the Company’s current report on Form 8-K dated October 25, 2002.

2.7	Membership Interest Purchase Agreement dated as of October 17, 2006 among Registrant, Medegen Holdings, LLC; Medegen Medical Products, LLC; Medegen Newco, LLC; and MAI Acquisition Corp. (Exhibit 2 to the Company’s Current Report on Form 8-K dated October 18, 2006).

3.1	Certificate of Incorporation, as amended. (Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002)

3.2	By-Laws, as amended (Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1988).

10.1+	1996 Non-Employee Director Stock Option Plan, as amended (Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2007)

10.2+	1989 Non-Qualified Stock Option Plan, as amended (Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2007)

10.3+	1994 Stock Incentive Plan, as amended (Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2007)

10.4+	Employment Agreement dated as of February 1, 1993 between the Registrant and Paul D. Meringolo (Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1993).

10.5	Modification Agreement dated as of June 3, 2003 between the Registrant and Paul D. Meringolo (Exhibit 10 to the Company’s current report on Form 8-K dated June 3, 2003).

10.6	Letter Agreement dated as of April 13, 2007 between Registrant and Paul D. Meringolo (Exhibit 10 to the Company’s current report on Form 8-K dated April 13, 2007).

10.7+	Change in Control Agreement dated as of June 1, 1995 between the Registrant and certain executive officers (Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1995).

13.1	Annual Report to Stockholders for the year ended March 31, 2010

23.1*	Consent of Registered Independent Public Accounting Firm

31.1*	Certification of Principal Executive Officer of Medical Action Industries Inc., as required by Rule 13a – 14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer of Medical Action Industries Inc., as required by Rule 13a – 14(a) of the Securities Exchange Act of 1934.

32.1*#	Certification of Chief Executive Officer and Chief Financial Officer of Medical Action Industries Inc., pursuant to 18 U.S.C. §1350.

99.1	Additional Exhibit – Undertakings

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
Paul D. Meringolo
Chairman of the Board
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on June 2, 2010 by the following persons in the capacities indicated:

/s/ Paul D. Meringolo	Chairman of the Board
Paul D. Meringolo	Chief Executive Officer, President

/s/ Charles L. Kelly Jr.	Chief Financial Officer
Charles L. Kelly, Jr.	Corporate Secretary

/s/ Henry A. Berling	Director
Henry A. Berling

/s/ William W. Burke	Director
William W. Burke

/s/ Kenneth W. Davidson	Director
Kenneth W. Davidson

/s/ Kenneth R. Newsome	Director
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

/s/ GRANT THORNTON LLP
New York, New York
June 2, 2010

SCHEDULE II

MEDICAL ACTION INDUSTRIES, INC

Valuation and Qualifying Accounts

Fiscal Years Ended March 31, 2010, 2009 and 2008

Description	Balance at Beginning of Year	Gross Amount Charged to Costs and Expenses	Charged to Other Accounts	Other Charges / (Deductions)		Balance at End of Year

Year Ended March 31, 2010
Allowance for doubtful accounts	$663	$72	$—	$(76)	(a)	$659
Reserve for slow moving and obsolete inventory	1,502	510	—	(472)	(b)	1,540

	$2,165	$582	$—	$(548)		$2,199

Year Ended March 31, 2009
Allowance for doubtful accounts	$585	$72	$—	$6		$663
Reserve for slow moving and obsolete inventory	891	1,069	—	(458)	(b)	1,502

	$1,476	$1,141	$—	$(452)		$2,165

Year Ended March 31, 2008
Allowance for doubtful accounts	$537	$86	$—	$(38)	(a)	$585
Reserve for slow moving and obsolete inventory	664	402	—	(175)	(b)	891

	$1,201	$488	$—	$(213)		$1,476

(a)	Write off of uncollected accounts
(b)	Disposal of slow moving and obsolete inventory

S-1