Form 10-K/A
period 2010-03-31
MEDICAL ACTION INDUSTRIES INC
filed 2010-12-17
CIK 748270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 2

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

EXPLANATORY NOTE

This Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, as originally filed on June 2, 2010 (the “Report”), is being filed in response to comments received by us from the Staff of the Securities and Exchange Commission (the “Staff”). This Amendment amends and replaces in its entirety Item 8, Financial Statements and Supplementary Data, to include currently signed and dated certifications, which were unintentionally not currently updated in our Amendment No. 1 to our Annual Report on Form 10-K in (a) Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, As Amended, (b) Exhibit 31.1 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, As Amended, and (c) Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. §1350.

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

Other intangible asset amortization expense amounted to $1,429, $1,538 and $1,668 for the fiscal years ended March 31, 2010, 2009 and 2008, respectively. Estimated amortization expense related to these intangibles for the five succeeding fiscal years is as follows:

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of December, 2010.

MEDICAL ACTION INDUSTRIES INC.

By:	/s/ Paul D. Meringolo
Paul D. Meringolo
Chairman of the Board
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 17, 2010 by the following persons in the capacities indicated:

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

/s/ GRANT THORNTON LLP

New York, New York

June 2, 2010

SCHEDULE II

MEDICAL ACTION INDUSTRIES, INC

Valuation and Qualifying Accounts

Fiscal Years Ended March 31, 2010, 2009 and 2008

Description	Balance at Beginning of Year	Gross Amount Charged to Costs and Expenses	Charged to Other Accounts	Other Charges / (Deductions)			Balance at End of Year

Year Ended March 31, 2010
Allowance for doubtful accounts	$663	$72	$—	$(76)	(a	)	$659
Reserve for slow moving and obsolete inventory	1,502	510	—	(472)	(b	)	1,540

	$2,165	$582	$—	$(548)			$2,199

Year Ended March 31, 2009
Allowance for doubtful accounts	$585	$72	$—	$6			$663
Reserve for slow moving and obsolete inventory	891	1,069	—	(458)	(b	)	1,502

	$1,476	$1,141	$—	$(452)			$2,165

Year Ended March 31, 2008
Allowance for doubtful accounts	$537	$86	$—	$(38)	(a	)	$585
Reserve for slow moving and obsolete inventory	664	402	—	(175)	(b	)	891

	$1,201	$488	$—	$(213)			$1,476

(a)	Write off of uncollected accounts
(b)	Disposal of slow moving and obsolete inventory

S-1