Form 10-Q
period 2010-12-31
MEDICAL ACTION INDUSTRIES INC
filed 2011-02-02
CIK 748270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

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

16,377,003 shares of common stock are issued and outstanding as of February 2, 2011.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MEDICAL ACTION INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31, 2010	March 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,914	$5,641
Accounts receivable, less allowance for doubtful accounts of $800 at December 31, 2010 and $659 at March 31, 2010	28,398	18,294
Inventories, net	59,259	34,860
Prepaid expenses	2,123	1,109
Deferred income taxes	3,289	2,363
Prepaid income taxes	66	785
Other current assets	1,255	396

Total current assets	99,304	63,448

Property, plant and equipment, net	54,766	39,816
Goodwill, net	110,783	80,699
Other intangible assets, net	42,520	14,457
Other assets, net	3,503	2,376

Total assets	$310,876	$200,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,649	$11,691
Accrued expenses	23,709	12,216
Current portion of capital lease obligation	73	—
Current portion of long-term debt	16,360	15,501

Total current liabilities	55,791	39,408
Deferred income taxes	27,624	15,932
Capital lease obligation, less current portion	13,823	—
Long-term debt, less current portion	66,827	2,734

Total liabilities	164,065	58,074

Commitments and Contingencies
Stockholders’ Equity
Common stock 40,000,000 shares authorized, $.001 par value; issued and outstanding 16,377,003 shares at December 31, 2010 and 16,344,411 shares at March 31, 2010	16	16
Additional paid-in capital	33,405	32,585
Accumulated other comprehensive loss	(374)	(374)
Retained earnings	113,764	110,495

Total stockholders’ equity	146,811	142,722

Total liabilities and stockholders’ equity	$310,876	$200,796

The accompanying notes are an integral part of these condensed financial statements.

MEDICAL ACTION INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Net sales	$104,477	$73,176	$257,221	$218,923
Cost of sales	86,055	55,961	211,415	167,557

Gross profit	18,422	17,215	45,806	51,366

Selling, general and administrative expenses	13,551	10,262	37,299	30,894

Operating income	4,871	6,953	8,507	20,472

Interest expense	1,116	290	1,743	1,124
Interest income	—	(1)	(1)	(2)

Income before income taxes and extraordinary item	3,755	6,664	6,765	19,350
Income tax expense	1,451	2,654	2,600	7,703

Income before extraordinary item	2,304	4,010	4,165	11,647
Extraordinary loss (net of tax benefit of $559)	—	—	(896)	—

Net income	$2,304	$4,010	$3,269	$11,647

Per share basis:
Basic
Income before extraordinary item	$0.14	$0.25	$0.25	$0.72
Extraordinary loss	—	—	(0.05)	—

Net income	$0.14	$0.25	$0.20	$0.72

Diluted
Income before extraordinary item	$0.14	$0.25	$0.25	$0.72
Extraordinary loss	—	—	(0.05)	—

Net income	$0.14	$0.25	$0.20	$0.72

The accompanying notes are an integral part of these condensed financial statements.

MEDICAL ACTION INDUSTRIES INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED DECEMBER 31, 2010

(Unaudited)

(dollars in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2010	16,344,411	$16	$32,585	($374)	$110,495	$142,722
Exercise of stock options	37,750		152			152
Issuance of common stock pursuant to restricted management stock incentive plan	7,500					0
Retirement of unvested restricted stock awards	(12,658)					0
Amortization of deferred compensation			31			31
Tax benefit from vesting of stock under restricted management stock incentive plan and exercise of stock options			79			79
Stock-based compensation			558			558
Net income					3,269	3,269

Balance at December 31, 2010	16,377,003	$16	$33,405	($374)	$113,764	$146,811

The accompanying notes are an integral part of this condensed financial statement.

MEDICAL ACTION INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Nine Months Ended December 31,
	2010	2009
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,269	$11,647
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Extraordinary loss	1,455	—
Depreciation	3,960	3,487
Amortization	2,321	1,654
Increase in allowance for doubtful accounts	9	54
Deferred income taxes	(45)	(8)
Stock-based compensation	589	1,173
Excess tax liability from stock-based compensation	—	150
Loss on disposal of property and equipment	20	44
Tax benefit from vesting of stock under restricted management stock incentive plan and exercise of stock options	79	262
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	303	4,120
Inventories	(16,372)	6,667
Prepaid expenses and other current assets	423	(515)
Other assets	(1,933)	(377)
Accounts payable	583	5,750
Prepaid income taxes	8	2,014
Accrued expenses	4,955	1,896

Net cash (used in) provided by operating activities	(376)	38,018

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of acquired business, net of cash acquired	(62,525)	—
Purchases of property, plant and equipment	(2,914)	(3,570)
Proceeds from sale of property, plant and equipment	4	8

Net cash used in investing activities	(65,435)	(3,562)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit and long-term borrowings	155,380	12,850
Principal payments on revolving line of credit and long-term borrowings	(90,428)	(43,532)
Principal payments on capital lease obligation	(20)	(39)
Proceeds from exercise of stock options	152	1,310

Net cash provided by (used in) financing activities	65,084	(29,411)

Net (decrease) increase in cash and cash equivalents	(727)	5,045
Cash and cash equivalents at beginning of period	5,641	3,459

Cash and cash equivalents at end of period	$4,914	$8,504

Supplemental disclosures:
Interest paid	$1,189	$1,124
Income taxes paid	$1,947	$5,285

The accompanying notes are an integral part of this condensed financial statement.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Medical Action Industries Inc. (“Medical Action” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011. For further information, refer to the financial statements and footnotes thereto included in the Company’s 2010 annual report on Form 10-K.

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

DECEMBER 31, 2010

(Unaudited)

There have been no material changes to our significant accounting policies and estimates from the information provided in Note 1 “Organization and Summary of Significant Accounting Policies” of the notes to our consolidated financial statements in our annual report on Form 10-K for the fiscal year ended March 31, 2010.

Note 3. Recently Issued Accounting Pronouncements

Fair Value Measurements

Effective March 31, 2010, we adopted Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements that requires companies to enhance the usefulness of fair value measurements by requiring both the disaggregation of information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and nonrecurring fair value measurements. The adoption of this standard will impact how we disclose in the future any material transfers into and out of Level 1 (measurements based on quoted process in active markets) and Level 2 (measurements based on other observable inputs) inputs of the fair value hierarchy. There were no such transfers during the nine months ended December 31, 2010.

Revenue Arrangements with Multiple Deliverables

In October 2009, the Financial Accounting Standards Board issued ASU 2009-13, which will update Accounting Standard Codification (“ASC”) 605, Revenue Recognition, and changes the accounting for certain revenue arrangements. The new standard sets forth requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010, which for us is April 1, 2011. The adoption of this new accounting standard is not expected to have a material effect on the Company’s consolidated financial statements.

Note 4. Inventories

Inventories, which are stated at the lower of cost (determined by means of the first in, first out method) or market, consist of the following:

	December 31, 2010	March 31, 2010
Finished Goods, net	$29,052	$20,613
Work in Process	4,780	1,161
Raw Materials, net	25,427	13,086

Total Inventories, net	$59,259	$34,860

On a continuing basis, inventory quantities on hand are reviewed and an analysis of the provision for excess and obsolete inventory is performed based primarily on the Company’s sales history and anticipated future demand. The reserve for excess and obsolete inventory amounted to approximately $1,626 at December 31, 2010 and $1,540 at March 31, 2010.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

(Unaudited)

Note 5. Business Acquisition

On August 27, 2010, the Company completed its acquisition of AVID Medical Inc. (“AVID”), a provider of custom procedure trays to the healthcare industry, in which the Company acquired the outstanding shares of common stock of AVID for $62,550. One-time acquisition costs of approximately $1,335 have been expensed in accordance ASC 805, Business Combinations and are included in selling, general and administrative costs for the nine months ended December 31, 2010. AVID’s results of operations have been included in the consolidated financial statements since the date of the acquisition. The purpose of this acquisition is to expand our product line offering into custom procedure trays to augment our existing product classes and expand our market presence in clinical care areas of acute care facilities and surgery centers throughout the country.

Under the acquisition method of accounting, the total purchase price was allocated to AVID’s net tangible and intangible assets based on their estimated fair values as of August 27, 2010. The Company recorded the excess of the purchase price over the net tangible and intangible assets as goodwill. The preliminary allocation of the purchase price shown in the table below was based upon management’s preliminary valuation, which is based on estimates and assumptions that are subject to change. The areas of the purchase price allocation that are not yet finalized relate primarily to property and equipment and income taxes. The preliminary estimated purchase price is allocated as follows:

Cash	$25
Accounts receivable	11,247
Inventories	9,482
Deferred tax assets	881
Other current assets	1,392
Property and equipment	16,071
Identifiable intangible assets:
Customer relationships	27,500
Trademarks	2,100

68,698
Less :
Accounts payable and accrued expenses	10,624
Deferred tax liabilities	11,692
Debt, short and long term	13,916

Total fair value of net assets acquired	32,466
Goodwill	30,084

Total purchase price	$62,550

The preliminary valuation of accounts receivable includes $10,605 of gross contractual accounts receivable, of which $133 is not expected to be collected. The fair value of accounts receivable approximated the book value acquired.

The preliminary valuation of goodwill is $30,084 which is not deductible for tax purposes. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and intangible assets acquired. Goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if indicators of impairment arise). In the event that management determines that the goodwill has become impaired, the Company will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made.

The following unaudited pro forma financial information for the three and nine months ended December 31, 2010 and 2009 represent the combined results of the Company’s operations as if the

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

(Unaudited)

acquisition of AVID had occurred on April 1, 2009. Excluded from the pro forma net income and net income per share amounts for the nine months ended December 31, 2010 are one-time transaction expenses of $1,335 attributable to the AVID acquisition. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company constituted a single entity during such periods presented.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Net sales	$104,477	$109,084	$312,960	$320,353
Net income	2,304	4,522	5,219	13,368
Net income per share-basic	$0.14	$0.28	$0.32	$0.83

Net income per share-diluted	$0.14	$0.28	$0.32	$0.82

Note 6. Related Party Transactions

As part of the assets and liabilities acquired as a result of the AVID acquisition, the Company acquired a capital lease obligation for the AVID facility located in Toano, VA. The facility, which includes a 185,000 square foot manufacturing and warehouse building and approximately 12 acres of land, is owned by Micpar Realty, LLC (“Micpar”). AVID’s founder, former CEO and principal shareholder, is a part owner of Micpar and subsequent to the acquisition of AVID was appointed to the Company’s board of directors and entered into an employment agreement with the Company on August 27, 2010.

The gross and net book value of the capital lease is as follows:

	December 31, 2010	March 31, 2010
Capital lease, gross	$11,409	$—
Less: Accumulated amortization	(205)	—

Capital lease, net	$11,204	$—

The amortization expense associated with the capital lease is included in our selling, general and administrative expenses and amounted to $154 and $205 for the three and nine months ended December 31, 2010.

The capital lease requires monthly payments of $119 with increases of 2% per annum. The lease contains provisions for an option to buy after three and five years and expires in March 2029. The effective rate on the capital lease obligation is 9.9%.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

(Unaudited)

The following is a schedule by years of the future minimum lease payments under the capital lease as of December 31, 2010:

2011	$1,452
2012	1,481
2013	1,511
2014	1,541
2015	1,572
Thereafter	24,048

Total minimum lease payments	$31,605
Less: Amounts representing interest	(17,709)

Present value of minimum lease payments	13,896
Less: Current portion of capital lease obligation	(73)

Long-term portion of capital lease obligation	$13,823

Note 7. Goodwill and Intangible Assets

The change in goodwill during the nine months ended December 31, 2010 is as follows:

Balance at March 31, 2010	$80,699
Avid Acquisition (Note 5)	30,084

Balance at December 31, 2010	$110,783

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

(Unaudited)

At December 31, 2010, other intangible assets and their estimated useful lives consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Trademarks/Tradenames not subject to amortization	$1,266	$—	$1,266
Trademarks subject to amortization (5 years)	2,100	140	1,960
Customer Relationships (20 years)	43,200	4,067	39,133
GPO Contracts (4 Years)	2,200	2,200	—
Intellectual Property (7 Years)	400	239	161

Total Other Intangible Assets, net	$49,166	$6,646	$42,520

At March 31, 2010, other intangible assets and their estimated useful lives consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Trademarks/Tradenames not subject to amortization	$1,266	$—	$1,266
Customer Relationships (20 years)	15,700	3,020	12,680
GPO Contracts (4 years)	2,200	1,892	308
Non-Competition Agreements (5-7 Years)	1,043	1,043	—
Software (1-3 years)	400	400	—
Intellectual Property (7 years)	400	197	203
Supply Agreement	29	29	—

Total Other Intangible Assets, net	$21,038	$6,581	$14,457

The Company recorded amortization expense related to the above amortizable intangible assets of $692 and $354 for the three months ended December 31, 2010 and 2009, respectively and $1,537 and $1,081 for the nine months ended December 31, 2010 and 2009, respectively. The estimated aggregate amortization expense for the cumulative five years ending December 31, 2015 amounts to $12,921.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

(Unaudited)

Note 8. Credit Facilities and Long-Term Debt

Long-term debt consists of the following:

	December 31, 2010	March 31, 2010
Revolving Credit Facility (a)	$6,097	$—
Term Loan (a)	76,000	16,875
Industrial Revenue Bond (b)	1,090	1,360

	83,187	18,235
Less: current portion	16,360	15,501

Total long-term debt	$66,827	$2,734

(a)	On October 17, 2006, the Company entered into a credit agreement with certain lenders and a bank acting as administration agent for the lenders (the “Prior Credit Agreement”) which is more fully described in Note 7 “Long-Term Debt” of the notes to our consolidated financial statements in our annual report on Form 10-K for the fiscal year ended March 31, 2010. On August 27, 2010, the Company agreed to amend and restate the Prior Credit Agreement in its entirety and entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) that provides for total borrowings of up to $110,000, consisting of (i) a secured Term Loan with a principal amount of $80,000 and (ii) a Revolving Credit Facility, which amounts may be borrowed, repaid and re-borrowed up to $30,000.

The Term Loan was used by the Company to repay an existing term loan provided for in the Prior Credit Agreement and to fund the acquisition of AVID. The Revolving Credit Facility, which expires August 27, 2014, shall be used to finance the working capital needs and general corporate purposes of the Company and its subsidiaries and for permitted acquisitions. Principal payments are due and payable in 19 consecutive quarterly installments of $4,000 commencing December 31, 2010 and on the last day of each March, June, September and December thereafter, with the final payment due on August 27, 2015. Both the Term Loan and Revolving Credit Facility bear interest as established by the Credit Agreement. The average interest rate on the Term Loan approximated 2.98% and 1.83%, during the nine months ended December 31, 2010 and 2009, respectively, and the average interest rate on the Revolving Credit Facility approximated 4.43% and 2.24%, during the nine months ended December 31, 2010 and 2009, respectively. The Company’s availability under the Revolving Credit Facility amounts to $23,903 as of December 31, 2010.

Borrowings under this agreement are collateralized by substantially all the assets of the Company, and the agreement contains certain restrictive covenants, which, among other matters, impose limitations with respect to the incurrence of liens, guarantees, mergers, acquisitions, capital expenditures, specified sales of assets and prohibits the payment of dividends. The Company is also required to maintain various financial ratios which are measured quarterly. As of December 31, 2010, the Company is in compliance with all such covenants and financial ratios.

(b)

Amounts payable represent principal payments due in connection with the issuance and sale by The Buncombe County Industrial Facilities and Pollution Control Financing Authority of its $5,500 Industrial Development Revenue Bonds (Medical Action Industries Inc. Project), Series 1997 (the “Bonds”). Principal payments are due and payable in 60 consecutive quarterly installments of $90 commencing October 1, 1998 and ending July 1, 2013 with a final maturity payment of $190. The Bonds bear interest at a variable rate, determined weekly. The average interest rate on the Bonds

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

(Unaudited)

approximated .49% and .62%, during the nine months ended December 31, 2010 and 2009, respectively.

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

The Company recognized stock-based compensation (exclusive of deferred tax benefits) for awards granted under the Company’s Stock Option Plans in the following line items in the Consolidated Statements of Operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Cost of sales	$35	$35	$103	$138
Selling, general and administrative expenses	162	283	486	1,035

Stock-based compensation expense before income tax benefits	$197	$318	$589	$1,173

Net income was impacted by $121 (after tax) and $362 (after tax), or $.01 and $.02 per diluted share, in stock-based compensation expense for the three and nine months ended December 31, 2010, respectively and $191 (after tax) and $706 (after tax), or $.01 and $.04 per diluted share, in stock-based compensation expense for the three and nine months ended December 31, 2009, respectively.

The Company granted 215,000 stock options to employees during the nine months ended December 31, 2010, which vest 25% during the nine months ended December 31, 2012, 25% during the nine months ended December 31, 2013 and 50% during the nine months ended December 31, 2014, expire 10 years from date of grant (during the nine months ended December 31, 2020), have a weighted average exercise price equal to $11.89, have a weighted average remaining contractual term of 9.4 years and weighted average grant date fair value of $6.60 per share determined based upon a Black-Scholes valuation model (refer to the table below for assumptions used to determine fair value). In addition to the above employee stock option grants, the Company granted 30,000 stock options to members of the Company’s board of directors during the nine months ended December 31, 2010, which, became fully vested upon issuance, have a weighted average exercise price equal to $8.99, have a weighted average remaining contractual term of 9.6 years and weighted average grant date fair value of $5.04 per share determined based upon a Black-Scholes valuation model (refer to the table below for assumptions used to determine fair value).

The Company granted 313,000 stock options to employees during the nine months ended December 31, 2009, which vest 25% during the nine months ended December 31, 2011, 25% during the nine months ended December 31, 2012 and 50% during the nine months ended December 31, 2013, expire 10 years from date of issuance (during the nine months ended December 31, 2019), have a weighted average exercise price equal to $10.61, have a weighted average remaining contractual term of 8.8 years and weighted average grant date fair value of $5.65 per share determined based upon a Black-Scholes valuation model (refer to the table below for assumptions used to determine fair value). In addition to the above employee stock option grants, the Company granted 30,000 stock options to members of the Company’s board of directors during the nine months ended December 31, 2009, which, became fully vested upon issuance, have a weighted average exercise price equal to $12.59, have a weighted average

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

(Unaudited)

remaining contractual term of 8.6 years and weighted average grant date fair value of $6.58 per share determined based upon a Black-Scholes valuation model (refer to the table below for assumptions used to determine fair value).

The fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options granted during the respective periods using the Black-Scholes option valuation model were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Dividend yield	n/a	n/a	0%	0%
Weighted-average expected volatility	n/a	n/a	60.3%	56.4%
Risk-free interest rate	n/a	n/a	3.2%	3.5%
Expected life of options (in years)	n/a	n/a	5.3	5.3
Fair value of options granted	n/a	n/a	$6.40	$5.74

Grants of restricted stock are made from our 1994 Stock Incentive Plan and are common stock awards granted to recipients with specified vesting provisions. The restricted stock issued vests based upon the recipients continued service over time (five-year vesting period). The Company estimates the fair value of restricted stock based on the Company’s closing stock price on the date of grant.

The following is a summary of non-vested restricted stock activity for the nine months ended December 31, 2010:

	Shares	Weighted Average Grant Price
Non-Vested at April 1, 2010	7,499	$14.92
Granted	7,500	$12.58
Vested	(469)	$15.31
Cancelled	(1,875)	$14.87

Non-Vested at December 31, 2010	12,655	$13.53

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

(Unaudited)

The following is a summary of the changes in outstanding options for all of the Company’s stock-based compensation plans during the nine months ended December 31, 2010:

	Shares	Weighted Average Exercise Price	Remaining Weighted Average Contract Life (Years)	Aggregate Intrinsic Value
Outstanding at April 1, 2010	1,319,562	$12.88	6.4	$1,796
Granted	245,000	11.54
Exercised	(37,750)	4.02
Forfeited	(215,625)	14.80

Outstanding at December 31, 2010	1,311,187	$12.57	6.2	$293

Options exercisable at December 31, 2010	840,375	$12.89	4.8	$293

The total intrinsic value of options exercised during the nine months ended December 31, 2010 and 2009 was $199 and $685, respectively. As of December 31, 2010, there was approximately $2,912 of total ASC 718, Compensation-Stock Compensation unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Company’s plans which is expected to be recognized over a period of 1.9 years.

The following is a summary of non-vested stock option activity for the nine months ended December 31, 2010:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at April 1, 2010	523,574	$6.27
Granted	245,000	$6.40
Forfeited	(137,438)	$6.23
Vested	(161,825)	$6.74

Non-vested shares at December 31, 2010	469,311	$6.18

Note 10. Income Taxes

The Company’s provision for income taxes as a percentage of pretax earnings from continuing operations (“effective tax rate”) was 38.4% for the nine months ended December 31, 2010, as compared to 39.8% for the nine months ended December 31, 2009. Generally, fluctuations in the effective tax rate are primarily due to changes in state taxes and lower federal tax rates due to the decline in profitability.

In accordance with the provisions of ASC 740, Income Taxes, we recognize in our financial statements only those tax positions that meet the more-likely-than-not-recognition threshold. We establish tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in our consolidated statements of operations. Our accrual for interest and penalties was $21 upon adoption of ASC 740 and at December 31, 2010.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

(Unaudited)

Note 11. Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common shares. Diluted earnings per share are based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average prices during the periods. Excluded from the calculation of earnings per share are options to purchase 1,203,089 and 1,091,093 shares for the three and nine months ended December 31, 2010, respectively and 445,000 and 530,500 shares for the three and nine months ended December 31, 2009, as their inclusion would not have been dilutive.

The following is a reconciliation of the numerator and denominator of the basic and diluted net earnings per share computations for the three and nine months ended December 31, 2010 and 2009, respectively.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Numerator:
Income before extraordinary item	$2,304	$4,010	$4,165	$11,647
Extraordinary loss (net of tax benefit of $559)	—	—	(896)	—

Net income for basic and diluted earnings per share	$2,304	$4,010	$3,269	$11,647

Denominator:
Denominator for basic earnings per share - weighted average shares	16,350,916	16,141,969	16,346,615	16,074,422

Effect of dilutive securities:
Employee and director stock options	20,744	176,195	44,966	135,130

Denominator for diluted earnings per share - adjusted weighted average shares	16,371,660	16,318,164	16,391,581	16,209,552

Per share basis:
Basic
Income before extraordinary item	$0.14	$0.25	$0.25	$0.72
Extraordinary loss (net of tax benefit)	—	—	(0.05)	—

Net income	$0.14	$0.25	$0.20	$0.72

Diluted
Income before extraordinary item	$0.14	$0.25	$0.25	$0.72
Extraordinary loss (net of tax benefit)	—	—	(0.05)	—

Net income	$0.14	$0.25	$0.20	$0.72

Note 12. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

(Unaudited)

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

The estimated fair values of our financial instruments as of December 31, 2010 are as follows:

	Carrying Amount	Fair Value
Cash and cash equivalents	$4,914	$4,914
Accounts receivable, net	$28,398	$28,398
Accounts payable	$15,649	$15,649
Current portion of long-term debt	$16,360	$16,360
Long-term debt	$66,827	$66,827

Note 13. Extraordinary Loss

During the nine months ended December 31, 2010, the Company incurred an extraordinary pre-tax loss of $1,455 relating to inventories damaged as a result of water damage caused by heavy rain. The inventories damaged were predominantly patient bedside utensils and did not negatively impact the Company’s service levels with respect to this product class. The Company’s insurance carrier has denied our claim for reimbursement of damages based on the position that the loss was caused by flooding which is not a covered peril. We are currently appealing this decision and our insurance broker has asserted a claim under its errors and omissions policies to provide reimbursement for our loss in the event that our appeal is denied. However, we cannot provide any assurances that any portion of the loss will be covered under our insurance policies or our insurance brokers. Furthermore, any reimbursement of loss associated with the claims submitted under these insurance policies is subject to a deductable of $500.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

(Unaudited)

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

Important factors and risks that could cause actual results to differ materially from those referred to in the forward-looking statements include, but are not limited to, the effect of economic and market conditions, the impact of consolidations throughout the healthcare supply chain, volatility of raw material costs, volatility in oil prices, foreign currency exchange rates, the impact of healthcare reform, opportunities for acquisitions and the Company’s ability to effectively integrate acquired companies, the ability of the Company to maintain its gross profit margins, the ability to obtain additional financing to expand the Company’s business, the failure of the Company to successfully compete with the Company’s competitors that have greater financial resources, the loss of key management personnel or the inability of the Company to attract and retain qualified personnel, the impact of current or pending legislation and regulation, as well as the risks described from time to time in the Company’s filings with the Securities and Exchange Commission, which include this report on Form 10-Q and our annual report on Form 10-K for the fiscal year ended March 31, 2010.

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

Three Months ended December 31, 2010 compared to Three Months ended December 31, 2009

Overview

Patient utilization within acute care facilities has been negatively impacted since 2008 by the ongoing global economic downturn. However, the market for the Company’s products has recently stabilized. In an effort to control costs, acute care facilities are placing greater focus on lowering vendor costs through their Group Purchasing Organization (“GPO”) and Integrated Delivery Network (“IDN”) affiliations. The Company also experiences strong competition from other vendors within each of our product lines. These market conditions have exerted downward pressure on both unit sales and average selling prices across many of our product lines.

Management believes that the broad based market declines in unit sales and average selling prices experienced over the past several years have leveled off. While our customers will remain focused on reducing product costs, we anticipate that there will be a modest increase in unit demand in the near future.

Our integration of AVID Medical, Inc. includes a realignment of the combined sales and marketing teams of the Company. We have organized our sales force into two principal teams, dedicated to i) patient care products, (principally patient bedside disposables, containment systems, protective apparel and sterilization products) and ii) clinical care products (primarily comprised of custom procedure trays, minor procedure kits and trays, dressings and surgical sponges, and operating room disposables). This alignment will enable sales representatives to allocate on specific call points, develop stronger customer relationships and allocate resources to their respective product lines.

The sales teams will be further supported by our ongoing investment in our Executive Healthcare Services (“EHS”) organization. This group of experienced market leaders manage the Company’s relationships with GPO’s, IDN’s and executives in the corporate offices of hospitals and healthcare systems.

The linkage of our EHS and marketing teams, as well as our regional directors and sales representatives will provide the Company with a presence at each significant decision making point throughout our product supply channels. Management believes that this structure will have a significant impact on growing our market position as general economic conditions improve and growth in patient utilization begins to develop within the market.

The Company produces finished goods in our production facilities located in North Carolina, Tennessee, Virginia and West Virginia. The Company also utilizes sub contractors located near our production facilities to manufacture or assemble components or finished goods. In addition to domestically sourced and produced finished goods, the Company sources products from overseas vendors, principally located in China.

Raw material components used in the Company’s supply chain include i) resin, which is used in the production of our patient bedside disposables and containment systems product lines, ii) petroleum based products, such as drapes and gowns and packaging material used in the assembly of custom procedure trays and minor procedure kits and trays and iii) cotton, which is used in the production of dressings and surgical sponges, operating room disposables and sterilization products.

The ongoing, broad based market rally in commodities has increased the cost of many of the materials used in the manufacture of the Company’s products. These cost increases have had an adverse effect on gross margins. Group Purchasing Organizations and acute care facilities have been generally unwilling to accept price increases resulting from rising commodity costs. Several of the Company’s GPO contracts have provisions to allow for increases in selling prices due to rising resin costs, however, the Company does not have such provisions for cotton-based products in our GPO agreements. In the near term the Company expects to increase selling prices where market conditions permit while maintaining our current market share. In the absence of a general decline in resin and cotton costs over the next several months, we anticipate that increases in selling prices will be implemented by vendors within our markets to improve margins from current levels.

However, current market conditions have made it difficult for us and many of our competitors to increase selling prices for certain products subject to such cost volatility as a means to recover a portion of the cost increases. Additionally, we are unable to give any assurance that we will be successful in passing along future costs increases to our customers, if deemed necessary.

Results of Operations

All dollar amounts presented in our Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands, except per share data. The following table sets forth certain operational data in dollars and as a percentage of net sales for the periods indicated:

	Three Months Ended December 31,
	2010		2009
Net sales	$104,477	100.0%	$73,176	100.0%
Gross profit	18,422	17.6%	17,215	23.5%
Selling, general and administrative expenses	13,551	13.0%	10,262	14.0%
Income before income taxes	3,755	3.6%	6,664	9.1%
Net income	2,304	2.2%	4,010	5.5%

The Company’s revenues increased by $31,301 or 43% to $104,477 for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009. The increase in revenue is comprised of $33,104 in sales of custom procedure trays added as a result of the Company’s acquisition of AVID Medical, Inc. (“AVID”) on August 27, 2010. This increase was partially offset by price/sales mix declines of $1,300 and net unit volume declines of $503 in all of our other product classes.

Gross profit increases in dollars were the result of gross profits attributable to the sales of custom procedure trays acquired as a result of the purchase of AVID. This increase in gross profit was partially offset by increases in resin prices as well as increases in the cost of products sourced from foreign suppliers. The increases in resin and products sourced from foreign suppliers resulted in a lower gross profit as a percentage of net sales for the three months ended December 31, 2010 when compared to the three months ended December 31, 2009.

Selling, general and administrative expenses increased primarily from the expenses added as a result of the AVID acquisition.

The following table sets forth the major sales variance components for the quarter ended December 31, 2010 versus December 31, 2009:

Three months ended December 31, 2009 net sales	$73,176
Acquisition	33,104
Volume of existing products, net	(503)
Price/sales mix, net	(1,300)

Three months ended December 31, 2010 net sales	$104,477

The following table sets forth the components of the increase in net sales as well as percent increases or decreases in unit sales and average selling prices by significant product classes for the three months ended December 31, 2010 compared to the three months ended December 31, 2009:

	Net Sales $ increase (decrease)	Unit Sales % increase (decrease)	Average Selling Price % increase (decrease)
Custom Procedure Trays	$33,104	—	—
Dressings and Surgical Sponges	213	7.6	(0.9)
Containment Systems for Medical Waste	20	7.3	(6.7)
Operating Room Disposables and Sterlization Products	(110)	(6.8)	6.5
Laboratory Products	(122)	0.5	(2.2)
Patient Bedside Utensils	(546)	(1.3)	(2.0)
Minor Procedure Kits and Trays	(627)	(3.5)	0.3
Other (Sales Related Adjustments)	(631)	not meaningful	not meaningful

	$31,301

The net sales decrease in the patient bedside utensils product class is predominantly attributable to declines in the following categories; bedpans, pitchers and carafes and tumblers, which were partially offset by increases in emesis basins and urinals. Management believes that the declines are attributable to an increase in competitive pressures and the modification of a major group purchasing organization’s supply contract to a dual-source from a sole-source agreement. This modification resulted in a loss of market share and a reduction in average selling prices.

The net sales decrease in the minor procedure kits and trays product class is predominantly attributable to declines in the following categories; intravenous start kits and peripherally inserted central catheter/ventricular assist device access kits which were partially offset by increases in central line dressing change kits, laceration kits and other kits and trays. Management believes that the declines are due to an increase in competitive pressures.

During the three months ended December 31, 2010, the containment systems for medical waste, patient bedside utensils and laboratory products product categories represented approximately 34% of the Company’s revenue. The primary raw material utilized in the manufacture of these categories is plastic resin. In recent years, world events have caused the cost of plastic resin to increase and be extremely volatile. While the cost of plastic resin has declined from its peak levels reached during the month of

July 2008, the volatility associated with resin costs and product acquisition costs from foreign suppliers may continue for the foreseeable future. In the past, the Company has been able, from time to time, to increase selling prices for certain of the products within these categories to recover a portion of the increased cost. However, the Company is unable to give any assurance that it will be able to pass along future cost increases to its customers, if necessary. It is anticipated that the Company will purchase approximately 50 million pounds of resin during fiscal 2011. Each $.01 fluctuation in the cost of plastic resin could impact cost of goods sold by $500 on an annualized basis.

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

The following table sets forth sales, cost of sales and selling, general and administrative expense data for the periods indicated:

	Three Months Ended December 31,
	2010	2009
Net sales	$104,477	$73,176
Cost of sales	$86,055	$55,961
Gross profit	$18,422	$17,215
Gross profit percentage	17.6%	23.5%
Selling, general and administrative expenses	$13,551	$10,262
As a percentage of net sales	13.0%	14.0%

Gross profit for the three months ended December 31, 2010 increased $1,207 or 7.0% to $18,422 from $17,215 for the three months ended December 31, 2009. Gross profit as a percentage of net sales for the three months ended December 31, 2010 decreased to 17.6% from 23.5% for the three months ended December 31, 2009. Gross profit increased as a result of $5,735 in gross profit attributable to sales of custom procedure trays acquired in the purchase of AVID as well as decreases of $517 in inventory obsolescence and other cost of sales and a net decrease in inefficiencies in our manufacturing facilities of $121. These factors were partially offset by increased costs of products sourced from foreign suppliers, principally from China, of $1,840, increased resin costs of $1,520, decreased net sales in non-custom procedure tray product classes of $1,438 and an increase of $368 in outbound freight costs.

Many of the Company’s products are produced from petroleum derived raw materials such as plastic resin. The Company also bears the cost of both inbound and outbound freight shipments of raw materials and finished products, which are significantly impacted by the cost of oil. The price of resin remains volatile and has increased during the three months ended December 31, 2010 when compared to the previous year. Consequently, the Company has experienced gross margin declines resulting from higher plastic resin costs during the three months ended December 31, 2010 as much of the resin that was used in production during this period was purchased at a higher average cost than resin used during the three months ended December 31, 2009.

During fiscal 2010, the Company was able to avoid the financial impact of some of the increase in resin costs through managing raw material levels and through the benefit of supply agreements entered into during March 2009, which expired in March 2010. The expiration of the resin supply agreements, coupled with a trend of increasing resin prices and increases in cotton-based product costs, resulting from weak crop yields caused by inclement weather conditions, restrictions on exports in certain countries and a surge in demand from China-based manufacturers, have placed pressures on the Company’s gross profit for the three months ended December 31, 2010 when compared to the three months ended December 31, 2009. It is likely that these factors will continue to negatively impact gross profits through the balance of fiscal 2011.

The volatility associated with resin costs and cotton-based products may continue for the foreseeable future. However, current market conditions have made it difficult for the Company and many competitors to increase selling prices for certain products subject to such cost volatility as a means to recover a portion of the cost increases. Additionally, we are unable to give any assurance that the Company will be successful in passing along future cost increases to our customers, if deemed necessary.

Selling, general and administrative expenses for the three months ended December 31, 2010 increased to $13,549 from $10,270 for the three months ended December 31, 2009. The increase resulted primarily from the expenses added as a result of the AVID acquisition. This increase was partially offset by a reduction in the Company’s bonus accrual which was precipitated by the failure to meet certain operational performance objectives.

Distribution expenses, which are included in selling, general and administrative expenses, decreased $123 to $1,777 for the three months ended December 31, 2010 as compared to $1,900 for the three months ended December 31, 2009. The decrease in distribution expenses was primarily due to decreased labor costs, primarily overtime expenses resulting from a decline in the sales volume of certain product classes. The Company does not classify any expenses as distribution-related in the Toano, VA facility added in the AVID acquisition as they utilize a third-party logistics provider for their supply chain management functions. Such expenses are deemed to be freight-out and are included in cost of sales.

Interest expense for the three months ended December 31, 2010 increased to $1,116 from $290 for the three months ended December 31, 2009. The increase in interest expense was attributable to a net increase in the average principal loan balances outstanding and an increase in interest rates during the three months ended December 31, 2010 as compared to the three months ended December 31, 2009.

Income tax expense amounted to $1,451 and $2,654 for the three months ended December 31, 2010 and 2009, respectively. Income tax expense as a percent of income before income taxes was 38.5% and 39.8% for the three months ended December 31, 2010 and 2009, respectively. The decrease in the tax rate was primarily the result of a change in state taxes and lower federal tax rates due to the decline in profitability.

Net income for the three months ended December 31, 2010 decreased to $2,304 from $4,010 for the three months ended December 31, 2009. The decrease in net income is attributable to the aforementioned increase in selling, general and administrative expenses and interest expense.

Nine Months ended December 31, 2010 compared to Nine Months ended December 31, 2009

Results of Operations

All dollar amounts presented in our Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands, except per share data. The following table sets forth certain operational data in dollars and as a percentage of net sales for the periods indicated:

	Nine Months Ended December 31,
	2010			2009
Net sales	$257,221		100.0%	$218,923	100.0%
Gross profit	45,806		17.8%	51,366	23.5%
Selling, general and administrative expenses	37,299		14.5%	30,894	14.1%
Income before income taxes	5,310	*	2.1%	19,350	8.8%
Net income	3,269	*	1.3%	11,647	5.3%

*	net of the extraordinary loss

The Company’s revenues increased by $38,298 or 17% to $257,221 for the nine months ended December 31, 2010 as compared to the nine months ended December 31, 2009. The increase in revenue is comprised of $47,241 in sales of custom procedure trays added as a result of the Company’s acquisition of AVID on August 27, 2010. The increase was partially offset by price/sales mix declines of $6,750 and net unit volume declines of $2,193.

The price/sales mix declines were primarily in patient bedside utensils, minor procedure kits and trays, containment systems for medical waste, and laboratory products product classes. The net unit volume declines were primarily in our patient bedside utensils, containment systems for medical waste and laboratory products product classes. The net unit volume declines were partially offset by an increase in the operating room disposables and sterilization products and minor procedure kits and trays product classes.

Gross profit declines in dollars were the result of increases in resin prices, decreases in net sales of non-custom procedure tray product classes and increases in the cost of products sourced from foreign suppliers. This decline was partially offset by gross profit attributable to sales of custom procedure trays acquired in the purchase of AVID. The aforementioned factors resulted in a lower gross profit as a percentage of net sales for the nine months ended December 31, 2010 when compared to the nine months ended December 31, 2009.

Selling, general and administrative expenses increased primarily from the expenses added as a result of the AVID acquisition and one-time fees and expenses associated with the acquisition of AVID.

Results of Operations

The following table sets forth the major sales variance components for the nine months ended December 31, 2010 versus December 31, 2009:

Nine months ended December 31, 2009 net sales	$218,923
Acquisition	47,241
Volume of existing products, net	(2,193)
Price/sales mix, net	(6,750)

Nine months ended December 31, 2010 net sales	$257,221

The following table sets forth the components of the increase in net sales as well as percent increases or decreases in unit sales and average selling prices by significant product classes for the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009:

	Net Sales $ increase (decrease)	Unit Sales % decrease	Average Selling Price % increase (decrease)
Custom Procedure Trays	$47,241	—	—
Operating Room Disposables and Sterilization Products	1,360	(7.0)	11.0
Dressings and Surgical Sponges	(412)	(1.9)	(2.3)
Minor Procedure Kits and Trays	(762)	(4.2)	3.0
Laboratory Products	(1,581)	(3.4)	(3.7)
Containment Systems for Medical Waste	(2,516)	(1.6)	(4.8)
Patient Bedside Utensils	(4,237)	(6.2)	(2.1)
Other (Sales Related Adjustments)	(795)	not meaningful	not meaningful

	$257,221

The net sales increases in the operating room disposables and sterilization products product class is predominantly attributable to increases in the following categories; crutches, magnetic needle counters, sterile and non-sterile operating room towels and slippers which were partially offset by declines in protective apparel and operating room basins. The increases in the aforementioned categories are the result of increased OEM and domestic market penetration. The protective apparel category which includes disposable isolation gowns used in the prevention of virus proliferation decreased due to the reduction in H1N1 influenza activity when compared to the nine months ended December 31, 2009.

The net sales decrease in the laboratory products product class is predominantly attributable to declines in petri dishes and triangular graduates which were partially offset by an increase in specimen containers. Management believes that the declines are attributable to the loss of a supply contract and an increase in competitive pressures.

The net sales decrease in the containment systems for medical waste product class is predominantly attributable to declines in the following categories; low density can liners, biohazard waste bags, laundry and linen containment bags, lab specimen transport bags and high density can liners. Management believes that these declines are due to an increase in competitive pressures.

The net sales decrease in the patient bedside utensils product class is predominantly attributable to declines in the following categories; bedpans, wash basins, pitchers and carafes, urinals, tumblers and medicine cups which were partially offset by an increase in emesis basins. Management believes that the declines are attributable to an increase in competitive pressures and the modification of a major group purchasing organization’s supply contract to a dual-source from a sole-source agreement. This modification resulted in a loss of market share and reduction in average selling prices.

During the nine months ended December 31, 2010, the containment systems for medical waste, patient bedside utensils and laboratory products product categories represented approximately 41% of the Company’s revenue. The primary raw material utilized in the manufacture of these categories is plastic resin. In recent years, world events have caused the cost of plastic resin to increase and be extremely volatile. While the cost of plastic resin has declined from its peak levels reached during the month of July 2008, the volatility associated with resin costs and product acquisition costs from foreign suppliers may continue for the foreseeable future. In the past, the Company has been able, from time to time, to increase selling prices for certain of the products within these categories to recover a portion of the increased cost. However, the Company is unable to give any assurance that it will be able to pass along future cost increases to its customers, if necessary. It is anticipated that the Company will purchase approximately 50 million pounds of resin during fiscal 2011. Each $.01 fluctuation in the cost of plastic resin could impact cost of goods sold by $500 on an annualized basis.

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

Historically, the Company has participated in several reverse auctions and bid processes in order to achieve renewal of certain major group purchasing agreements. During the nine months ended December 31, 2010, the Company extended certain major group purchasing agreements. The Company anticipates participating in reverse auctions or similar bid processes as deemed necessary during the remainder of fiscal 2011.

The following table sets forth sales, cost of sales and selling, general and administrative expense data for the periods indicated:

	Nine Months Ended December 31,
	2010	2009

Net sales	$257,221	$218,923
Cost of sales	211,415	167,557
Gross profit	45,806	51,366
Gross profit percentage	17.8%	23.5%
Selling, general and administrative expenses	37,299	30,894
As a percentage of net sales	14.5%	14.1%

Gross profit for the nine months ended December 31, 2010 decreased $5,560 or 10.8% to $45,806 from $51,366 for the nine months ended December 31, 2009. Gross profit as a percentage of net sales for the nine months ended December 31, 2010 decreased to 17.8% from 23.5% for the nine months ended December 31, 2009. Gross profit decreased as a result of increased resin costs of $6,654, decreased net sales in non-custom procedure trays product classes of $4,656, increased costs of products sourced from foreign suppliers, principally from China, of $3,188, net increases in inefficiencies in our manufacturing facilities of $501 and an increase of $105 in outbound freight costs. These factors were partially offset by the $8,428 of gross profit attributable to sales of custom procedure trays acquired in the purchase of AVID and a decrease of $1,116 in inventory obsolescence and other cost of sales.

Many of the Company’s products are produced from petroleum derived raw materials such as plastic resin. The Company also bears the cost of both inbound and outbound freight shipments of raw materials and finished products, which are significantly impacted by the cost of oil. The price of resin remains volatile and has increased during the nine months ended December 31, 2010 when compared to the previous year. Consequently, the Company has experienced gross margin declines resulting from higher plastic resin costs during the nine months ended December 31, 2010 as much of the resin that was used in production during this period was purchased at a higher average cost than resin used during the nine months ended December 31, 2009.

During fiscal 2010, the Company was able to avoid the financial impact of some of the increase in resin costs through managing raw material levels and through the benefit of supply agreements entered into during March 2009, which expired in March 2010. The expiration of the resin supply agreements, coupled with the trend of increasing resin prices and increases in cotton-based product costs resulting from weak crop yields caused by inclement weather conditions, restrictions on exports in certain countries and a surge in demand from China-based manufacturers have placed significant pressures on the Company’s gross profit for the nine months ended December 30, 2010 when compared to the nine months ended December 31, 2009. It is likely that these factors will continue to negatively impact gross profits through the balance of fiscal 2011.

The volatility associated with resin costs and cotton-based products may continue for the foreseeable future. However, current market conditions have made it difficult for the Company and many competitors to increase selling prices for certain products subject to such cost volatility as a means to recover a portion of the cost increases. Additionally, we are unable to give any assurance that the Company will be successful in passing along future costs increases to our customers, if deemed necessary.

Selling, general and administrative expenses for the nine months ended December 31, 2010 increased to $37,299 from $30,894 for the nine months ended December 31, 2009. The increase resulted from one-time fees and expenses of $1,335 associated with the acquisition of AVID and the expenses added as a result of the AVID acquisition. This increase was partially offset by a reduction in the Company’s bonus accrual which was precipitated by the failure to meet certain operational performance objectives.

Distribution expenses, which are included in selling, general and administrative expenses, decreased $315 to $5,326 for the nine months ended December 31, 2010 as compared to $5,641 for the nine months ended December 31, 2009. The decrease in distribution expenses was primarily due to decreased labor costs, primarily overtime expenses resulting from a decline in the sales volume of certain product classes. The Company does not classify any expenses as distribution-related in the Toano, VA facility added in the AVID acquisition as they utilize a third-party logistics provider for their supply chain management functions. Such expenses are deemed to be freight-out and are included in cost of sales.

Interest expense for the nine months ended December 31, 2010 increased to $1,743 from $1,124 for the nine months ended December 31, 2009. The increase in interest expense was attributable to a net increase in the average principal loan balances outstanding and an increase in interest rates during the nine months ended December 31, 2010 as compared to the nine months ended December 31, 2009.

During the nine months ended December 31, 2010, the Company incurred an extraordinary pre-tax loss of $1,455 relating to inventories damaged as a result of water damage caused by heavy rain. The inventories damaged were predominantly patient bedside utensils and did not negatively impact the Company’s service levels with respect to this product class. The Company’s insurance carrier has denied our claim for reimbursement of damages based on the position that the loss was caused by flooding which is not a covered peril. We are currently appealing this decision and our insurance broker has asserted a claim under its errors and omissions policies to provide reimbursement for our loss in the event that our appeal is denied. However, we cannot provide any assurances that any portion of the loss will be covered under our insurance policies or our insurance brokers. Furthermore, any reimbursement of loss associated with the claims submitted under these insurance policies is subject to a deductable of $500.

Income tax expense amounted to $2,041 (inclusive of the tax benefit resulting from the extraordinary loss) and $7,703 for the nine months ended December 31, 2010 and 2009, respectively. Income tax expense as a percent of income before income taxes was 38.4% and 39.8% for the nine months ended December 31, 2010 and 2009, respectively. The decrease in the tax rate was primarily the result of a change in state taxes and lower federal taxes due to the decline in profitability.

Net income for the nine months ended December 31, 2010 decreased to $3,269 from $11,647 for the nine months ended December 31, 2009. The decrease in net income is attributable to the aforementioned decline in gross profit, the increase in selling, general and administrative expenses and the extraordinary loss associated with the inventories damaged as a result of flooding.

Cash Flows

Cash used in operating activities during the nine months ended December 31, 2010 is primarily comprised of increases in (i) inventories of $14,917 (inclusive of the $1,455 extraordinary loss relating to inventories damaged as a result of flooding) and (ii) other assets of $1,933. These increases were partially offset by income from operations of $3,269, depreciation of $3,960, amortization of $2,321 and an increase in accrued expenses of $4,955.

Cash used in investing activities during the nine months ended December 31, 2010 consisted of our $62,525 acquisition of AVID and capital expenditures of $2,914. The Company utilized monies available under its Amended and Restated Credit Agreement (the “Credit Agreement”) in order to fund the acquisition of AVID. The majority of the capital expenditures related to machinery and equipment for our injection molding facility located in Gallaway, Tennessee. The Company’s Credit Agreement contains certain covenants and restrictions, which include limitations on capital expenditures. During the year ending March 31, 2011, the Company is permitted under the terms of its Credit Agreement, to spend up to $10,000 on capital expenditures. Management expects to spend a significant portion of monies permissible for capital expenditures on machinery and equipment to improve efficiencies at the Company’s manufacturing facilities.

Cash provided by financing activities during the nine months ended December 31, 2010 consisted primarily of $64,952 in net borrowings under our Credit Agreement. These borrowings were utilized to satisfy the purchase price of the AVID acquisition, as well as to fund the Company’s operating requirements. During the nine months ended December 31, 2010, the Company’s borrowings under its term loan and revolving credit facility increased $59,125 and $6,097, respectively.

Financial Position

The following table sets forth certain liquidity and capital resources data for the periods indicated:

	December 31, 2010	March 31, 2010
	(Unaudited)

Cash and Cash Equivalents	$4,914	$5,641
Accounts Receivable, net	$28,398	$18,294
Days Sales Outstanding	24.0	24.7
Inventories, net	$59,259	$34,860
Inventory Turnover	5.9	5.7
Current Assets	$99,304	$63,448
Working Capital	$43,513	$24,040
Current Ratio	1.8	1.6
Total Borrowings	$97,083	$18,235
Stockholders’ Equity	$146,811	$142,722
Debt to Equity Ratio	0.66	0.13

The Company is committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital and generating cash flows necessary to meet operating requirements. Total borrowings outstanding were $97,083 with a debt to equity ratio of 0.66 to 1.0 at December 31, 2010 as compared to $18,235 with a debt to equity ratio of 0.13 to 1.0 at March 31, 2010. Cash and cash equivalents at December 31, 2010 were $4,914 and the Company had $23,903 available for borrowing under its revolving credit facility.

Working capital at December 31, 2010 was $43,513 compared to $24,040 at March 31, 2010 and the current ratio at December 31, 2010 was 1.8 to 1.0 compared to 1.6 to 1.0 at March 31, 2010. The increase in working capital is primarily due to the net assets acquired in the purchase of AVID as well as an increase in inventories.

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

Borrowings under the Credit Agreement are collateralized by substantially all the assets of the Company, and the agreement contains certain restrictive covenants, which, among other matters, impose limitations with respect to the incurrence of liens, guarantees, mergers, acquisitions, capital expenditures, specified sales of assets and prohibits the payment of dividends. The Company is also required to maintain various financial ratios which are measured quarterly. As of December 31, 2010, the Company is in compliance with all such covenants and financial ratios.

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity. At December 31, 2010, such obligations and commitments are as follows:

	Total	Less than 1 Year	1 – 3 Years	4 - 5 Years	After 5 Years
Principal payments of long-term debt	$83,187	$16,360	$38,817	$28,010	$—
Capital lease obligation	31,605	1,452	2,992	3,113	24,048
Purchase obligations	18,626	18,626	—	—	—
Operating leases	1,351	783	552	16	—
Defined benefit plan payments	493	41	86	90	276

Total contractual obligations	$135,262	$37,262	$42,447	$31,229	$24,324

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

Related Party Transactions

As part of the assets and liabilities acquired as a result of the AVID acquisition, the Company acquired a capital lease obligation for the AVID facility located in Toano, VA. The facility, which includes a 185,000 square foot manufacturing and warehouse building and approximately 12 acres of land, is owned by Micpar Realty, LLC (“Micpar”). AVID’s founder and former CEO, is a part owner of Micpar and subsequent to the acquisition of AVID, was elected to the Company’s board of directors and entered into an employment agreement with the Company on August 27, 2010.

The gross and net book value of the capital lease is as follows:

	December 31, 2010	March 31, 2010
Capital lease, gross	$11,409	$—
Less: Accumulated amortization	(205)	—

Capital lease, net	$11,204	$—

The amortization expense associated with the capital lease is included in our selling, general and administrative expenses and amounted to $154 and $205 for the three and nine months ended December 31, 2010.

The capital lease, requires monthly payments of $119 with increases of 2% per annum. The lease contains provisions for an option to buy after three and five years and expires in March 2029. The effective rate on the capital lease obligation is 9.9%. Total lease payments required under the capital lease for the five-year period ending December 31, 2015 is $7,557.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the alternate base rate of interest plus a spread of up to 2%, or at LIBOR rate plus a spread of up to 3%. The spread over the alternate base rate and LIBOR rates is determined based upon the Company’s performance with regard to agreed-upon financial ratios. The Company decides at its sole discretion as to whether borrowings will be at the alternate base rate or LIBOR. At December 31, 2010, $82,097 was outstanding under the credit facility. Changes in the alternate base rates or LIBOR rates during fiscal 2011 will have a positive or negative effect on the Company’s interest expense. Each 1% fluctuation in the interest rate will increase or decrease interest expense for the Company by approximately $821 on an annualized basis.

In addition, the Company is exposed to interest rate change market risk with respect to the proceeds received from the issuance and sale by the Buncombe County Industrial and Pollution Control Financing Authority Industrial Development Revenue Bonds (the “Bonds”). At December 31, 2010, $1,090 was outstanding for these Bonds. The Bonds bear interest at a variable rate determined weekly. During the nine months ended December 31, 2010, the average interest rate on the Bonds approximated .49%. Each 1% fluctuation in interest rates will increase or decrease the interest expense on the Bonds by approximately $11 on an annualized basis.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Report. Based upon our evaluation, the Company’s management concluded that, as of December 31, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2010, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

We continue to review, document and test our internal control over financial reporting and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts may lead to changes in our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings against the Company or in which any of its property is subject.

Item 1A.	Risk Factors

Additional Risk Factors

There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2010, other than the following:

Covenants in our credit facilities may restrict our financial and operating flexibility.

We currently have two credit facilities:

•	A four year $30,000 revolving credit facility expiring on August 27, 2014, of which we had $6,097 and $11,424 outstanding as of December 31, 2010 and February 2, 2011; and

•	A five year $80,000 term loan payable in quarterly installments and expiring on August 27, 2015. As of December 31, 2010 and February 2, 2011, $76,000 was outstanding on the term loan.

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

31.1 and 31.2 – Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 and 32.2 – Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Current Report on Form 8-K dated November 3, 2010, covering Item 7.01 – Results of Operations and Financial Condition and Item 9.01 – Financial Statements and Exhibits

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 2, 2011	By:	/S/ CHARLES L. KELLY, JR.
Charles L. Kelly, Jr. Chief Financial Officer