Form 10-K
period 2011-03-31
MEDICAL ACTION INDUSTRIES INC
filed 2011-06-01
CIK 748270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year ended March 31, 2011

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

Large accelerated filer  ☐    Accelerated  filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by nonaffiliates of the registrant as of September 30, 2010, the last business day of registrant’s most recently completed second quarter, was approximately $136,763,000. Shares of Common Stock held by each officer and director of the registrant and by each person who may be deemed to be an affiliate have been excluded.

As of June 1, 2011, 16,383,128 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for registrant’s 2011 Annual Meeting to be filed pursuant to Regulation 14A within 120 days following registrant’s fiscal year ended March 31, 2011, are incorporated by reference into Part III of this Report.

PART I

Unless otherwise indicated in this report, “Medical Action”, the “Company,” and similar terms refer to Medical Action Industries Inc. and its subsidiaries unless context requires otherwise.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives for management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including manufacturing inefficiencies, termination or interruption of relationships with our suppliers, potential delays in obtaining regulatory approvals, product recalls, product liability claims, our inability to successfully manage growth through acquisitions, our failure to comply with governing regulations, risks of international procurement of raw materials and finished goods, market acceptance of our products, market price of our Common Stock, foreign currency fluctuations, resin volatility and other factors referred to in our press releases and reports filed with the Securities and Exchange Commission (the “SEC”). All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are described under Item 1A. “Risk Factors” beginning on page 16.

All amounts presented in this document are in thousands, except share and per share data.

ITEM 1 – BUSINESS

Company Background

Medical Action Industries Inc. (the “Company” or “Medical Action”) develops, manufactures, markets and supplies a variety of disposable medical products. Our products are found in almost every hospital in the United States. As reflected in our mission statement, we are “committed to being the trusted partner, delivering innovative solutions to the healthcare community for the purpose of improving quality care and enhancing the patient experience.” We operate in one segment, which is the manufacture and supply of disposable medical products. Our product portfolio includes custom procedure trays, minor procedure kits and trays, operating room disposables and sterilization products, patient-bedside products, containment systems for medical waste and laboratory products. Our products are marketed primarily to acute care facilities throughout the United States and certain international markets by our direct sales personnel and extensive network of health care distributors. Medical Action has entered into preferred vendor agreements with national and regional distributors, as well as sole and multi-source agreements with group purchasing organizations. We also offer original equipment manufacturer (“OEM”) products under private label programs to supply chain partners and medical suppliers. In recent years Medical Action has expanded our end user markets to include physician, dental and veterinary offices, outpatient surgery centers, long-term care facilities and laboratories. Medical Action’s manufacturing, packaging and warehousing activities are conducted in its Arden, North Carolina, Clarksburg, West Virginia, Gallaway, Tennessee, and Toano, Virginia facilities. The Company’s procurement of certain products and raw materials from the People’s Republic of China is administered by our office in Shanghai, China.

Headquartered in Brentwood, NY, Medical Action was incorporated in New York in 1977, and was reincorporated in Delaware in 1987.

On August 27, 2010, Medical Action, through our wholly-owned subsidiary, MA Acquisition, Inc., entered into an Agreement and Plan of Merger with AVID Medical, Inc. (“AVID”), pursuant to which Medical Action acquired AVID through a merger between MA Acquisition, Inc. and AVID, with AVID surviving the merger as a wholly-owned subsidiary of Medical Action (the “Merger”).

AVID was founded in 1998. As a leading provider of custom procedure trays to the healthcare industry, AVID is recognized as a provider of high quality products and services with a core focus on customer satisfaction. AVID conducts its operations from a 185,000 square foot facility located in Toano, Virginia.

Pursuant to the Merger, the stockholders of AVID received $62,500 in cash for all the issued and outstanding common stock of AVID, subject to certain adjustments, including the payment of certain transaction costs and for any outstanding indebtedness of AVID. Medical Action financed the Merger through our Amended and Restated Credit Agreement dated as of August 27, 2010.

GENERAL

Our Company’s strategy is to allocate our resources on increasing market share with current customers, entering new markets with existing product lines, including alternate care, physician, veterinary and dental markets; accelerate the internal development of new products for existing markets; pursue acquisitions that complement existing product lines; introduce products into the international marketplace and increase productivity by maximizing the utilization of existing facilities.

Since 1994, the Company has engaged in an active acquisition program and completed eleven transactions. Our most recent acquisitions include:

•

The acquisition of Medegen Medical Products, LLC (“Medegen” or “MMP”), in October 2006 for $80,500 in cash. Medegen manufactures and supplies a line of patient bedside utensils, operating room products, laboratory products and urology products from a 265,000 square foot facility located in Gallaway, Tennessee. As of the date of acquisition Medegen had annual sales of $106,400. We believe that Medegen has a market leading position in each of its product line offerings.

•

The acquisition of AVID in August 2010 for $62,500 in cash. AVID assembles custom procedure trays, principally for use in acute care facilities and surgi-centers in a 185,000 square foot facility located in Toano, Virginia. AVID had annual sales during its fiscal year ended March 31, 2010 of $125,839. We believe the domestic market for custom procedure trays to be approximately $2.0 billion.

The Company has funded the acquisitions through amendments to our credit facilities and through cash generated from operations.

In the near term the Company is focused on integrating AVID’s operations, generating organic revenue growth, reducing debt and increasing gross margins. While we continually monitor the market for acquisition candidates, we are not presently engaged in any material acquisition opportunities.

PRODUCTS

The Company’s products are divided into the following markets and product categories:

Clinical Care Market

•	Custom Procedure Trays
•	Minor Procedure Kits and Trays
•	Operating Room Disposables and Sterilization Products
•	Dressings and Surgical Sponges

Patient Care Market

•	Patient Bedside Products
•	Containment Systems for Medical Waste
•	Laboratory Products

The following table sets forth net sales by market for fiscal years 2011, 2010 and 2009:

	Fiscal 2011	Increase (decrease) compared to prior year	Fiscal 2010	Increase (decrease) compared to prior year	Fiscal 2009
Clinical Care Market Sales	$232,158	$84,806	$147,352	$(1,774)	$149,126
Patient Care Market Sales	142,135	(7,496)	149,631	(5,921)	155,552
Sales Related Adjustments	(11,799)	(4,962)	(6,837)	1,771	(8,608)

Total Net Sales	$362,494	$72,348	$290,146	$(5,924)	$296,070

Within each product category are multiple product lines that have either been internally developed or acquired, as set forth below:

CLINICAL CARE MARKET

Custom Procedure Trays

•	Orthopedic Trays
•	Cath Lab/Radiology Trays
•	Labor and Delivery Trays
•	Cardiac Trays
•	Ophthalmology Trays
•	Tissue Procurement Trays
•	Neurology Trays
•	Robotic Trays
•	Gynecological Trays
•	Vascular Trays
•	Ear, Nose and Throat Trays
•	Urology Trays
•	Cosmetic/Plastic Surgery Trays
•	Anesthesia/Pain Trays
•	Bariatric Trays
•	General/Other Trays

Minor Procedure Kits and Trays

•	I.V. Start Kits
•	Central Line Dressing Trays
•	Suture Removal Trays
•	Laceration Trays
•	Instruments and Instrument Trays
•	Incision & Drainage Trays
•	General Purpose Instrument Trays
•	Wound Dressing Change Trays
•	Sharp Debridement Trays
•	Venipuncture Trays
•	Ear and Ulcer Syringes
•	Razor and Shave Prep Kits
•	Trach Care Trays
•	Piston Syringes
•	Irrigation Trays

Operating Room Disposables and Sterilization Products

•	Disposable Operating Room Towels
•	Surgical Marking Pens
•	Needle Counters
•	Light Shields
•	Convenience Kits
•	Surgical Headwear and Shoe Covers
•	Isolation Gowns
•	Sterilization Pouches
•	Sterilization Indicators
•	Instrument Protection
•	Eye-Shields
•	Suture Boots
•	Basin Separators
•	Reel Cutters
•	Patient Aids
•	Crutches
•	Walkers
•	Canes
•	Patient Slippers
•	O.R. Basins
•	Magnetic Drapes
•	Guide Wire Bowls
•	Sterilization Integrators
•	Bowie Dick Test Packs
•	Vessel Loops
•	Anti-Fog Solution
•	Heat Sealers
•	Tray Liners

Dressings and Surgical Sponges

•	Burn Dressings
•	Disposable Laparotomy Sponges
•	Specialty Surgical Sponges
•	Gauze Sponges
•	Sponge Counting System
•	Tubegauz® Elastic Net
•	SeproNet®
•	Conforming Bandage Rolls
•	SOF KRIMP® Bandage Rolls

PATIENT CARE MARKET

Patient Bedside Products

•	Wash Basins
•	Bedpans
•	Pitchers & Carafes
•	Urinals
•	Emesis Basins
•	Soap Dishes
•	Medicine Cups
•	Tumblers
•	Denture Cups
•	Sitz Baths
•	Service Trays
•	Perineal Bottles

Containment Systems for Medical Waste

•	Biohazardous Waste Containment and Autoclave Bags
•	Non-Infectious Medical Waste Bags
•	Chemotherapy Waste Containment Bags
•	Laundry and Linen Containment Bags
•	Laboratory Specimen Transport Bags
•	Patient Belonging Bags
•	Sharps Containment Systems
•	Equipment Dust Covers
•	Waste Solidifier and Spill Cleanup Kits
•	Zip Closure Bags
•	Sterility Maintenance Covers

Laboratory Products

•	Petri Dishes
•	Specimen Containers
•	Commode Specimen Collectors
•	Triangular Graduates
•	Tri-pour Beakers
•	Lab Containers and Bottles
•	Graduated Measures
•	Calculi Strainers
•	24-Hour Collectors
•	Mid Stream Catch Kits
•	Culture Tubes
•	Transport Swabs
•	Drainage and Leg Bags
•	Vials

The following paragraphs contain a brief description of, and provide other information regarding, Medical Action’s key products:

Custom Procedure Trays

We assemble disposable custom procedure trays for acute care hospitals and integrated delivery networks (“IDNs”), free standing surgery centers, government hospitals and medical treatment centers, and organ and tissue procurement agencies. Our custom procedure trays are utilized in all areas of the hospital including; Surgery, Labor & Delivery, Cath Labs, Radiology, Robotics and Special Procedures. As the third largest supplier of custom procedure trays in the industry, we have the ability to manufacture an unlimited array of trays including but not limited to; custom anesthesia and wound care trays, cardiac, gynecologic, lap gastric, orthopedic, tissue procurement, transplant, trauma and urology trays. In addition, we are an innovator in the manufacture of robotic procedure trays which further includes a proprietary custom robotics patient drape. We offer a complete line of standard tray configurations in addition to custom configurations.

Patient Bedside Products

Wash Basins – Used in both hospital in-patient setting, as well as in nursing homes and other long term convalescent care applications, polypropylene wash basins come in a range of sizes and colors. Wash basins are available in single patient/disposable, autoclavable plastic, and stainless steel designs.

Bedpans – For immobile patients, bedpans come in conventional, over the commode seat, stackable and pontoon styles. Polypropylene bedpans come in a range of sizes and colors. Bedpans are available in single patient/disposable, autoclavable plastic, and stainless steel designs.

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

I.V. Start Kits – One of the most common medical procedures is intravenous administration of fluids and medications usually done through an I.V. catheter or needle which is inserted into a peripheral vein. Since infection at the site of the catheter insertion can become systemic and potentially serious, I.V. start kits are used to insure speed and efficiency of catheter insertion while promoting sound clinical protocol. Typical components include a tourniquet, antiseptic ampule or swab, gauze, surgical tape, and a dressing. For the fiscal years ended March 31, 2011, 2010, and 2009, I.V. start kits accounted for 9%, 13% and 13%, respectively, of the Company’s total net sales.

Central Line Dressing Trays – Central line dressing trays are used to provide cleansing and dressing placement at the site of a central venous catheter, which is typically placed in a vein in the patient’s chest area and is used for the rapid infusion of fluids and medications. Since infection at the site of catheter insertion can become systemic and represents a potentially serious medical complication, central line dressing trays facilitate fast and efficient dressing changes while allowing the clinician to maintain sterile technique. Typical components include an antiseptic ampule or swabs, gloves, gauze tape and a transparent dressing. The Company’s central line dressing trays are currently marketed under the ActaSept™ and Cepti-Seal® brands.

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

Containment Systems for Medical Waste

Biohazardous Waste Containment and Autoclave Bags – Various state and federal regulations require that infectious medical waste be collected, stored, transported and disposed of in specifically designed and labeled containers. The Company’s infectious waste collection bags, known as biohazard bags or “red bags”, are constructed from high quality resins with reinforced seals for puncture resistance to reduce the risk of leakage. The bags come in a variety of sizes, are red, and are clearly labeled with the international biohazard symbol. Autoclave bags are designed to survive the heat generated in a steam autoclave and are used to contain infectious waste through steam sterilization and disposal.

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

Operating Room Disposables and Sterilization Products

Disposable Operating Room Towels – The Company’s line of absorbent cotton operating room towels are used during surgery for drying hands, rolled up for propping instruments, on back tables and mayo stands for absorbing fluids, around the incision site for absorbing blood and to allow the surgeon to clip tubing and instruments close to the surgical site during the surgical procedure. Operating room towels are sold in sterile packaging for single (disposable) use and as a non-sterile component to be used with other health care companies’ products, primarily surgical pre-packaged procedure trays. For the fiscal years ended March 31, 2011, 2010 and 2009, operating room towels accounted for, 6%, 7% and 8%, respectively, of the Company’s total net sales.

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

Disposable Laparotomy Sponges – Laparotomy sponges are designed primarily for use during surgical procedures in hospitals and health facilities. They are single use, made of gauze and sold in varying sizes and utilized for a multitude of purposes. Laparotomy sponges cover exposed internal organs, isolating them from the part of the body being operated upon. They also absorb blood and act as a buffer between medical instruments and the skin, thereby reducing trauma to the skin tissue caused by the medical instrument. Laparotomy sponges are sold in sterile packaging or as a non-sterile component to be used with other health care companies’ products, primarily surgical pre-packaged procedure trays. The Company’s laparotomy sponges contain an x-ray detectable element and loop handle in order to facilitate easy counting and identification in the operating room. For the fiscal years ended March 31, 2011, 2010 and 2009, laparotomy sponges accounted for 2%, 3%, and 4% respectively, of the Company’s total net sales.

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

Triangular Graduates – Used for measuring liquid intake or output, triangular graduates are made from either clear polystyrene or translucent polypropylene. The containers are graduated in 25 cc and .5 ounce increments, up to 1000 cc’s and 32 ounces. The triangular style provides measuring ease, visualization of contents and comfortable handling.

Tri-pour Beakers – Used in hospitals, clinics, laboratories and nursing homes for accurate drip-free mixing and or pouring of liquids utilizing the beaker’s unique three pouring spouts. Tri-pour beakers are made from translucent polypropylene and are resistant to commonly used acids, alkalis, solvents and reagents and are autoclavable. Sizes of the beakers range from 50 ml to 1000 ml and each beaker is graduated in increments of 10, 20 or 50 ml. Paper lids are available for each size of beaker.

Group Purchasing Organizations and Integrated Delivery Networks

We contract with group purchasing organizations (“GPO’s”) and integrated delivery networks (“IDN’s”) and have promoted unit sales growth by offering volume discounts to acute care facilities within a specified group. Generally, we are designated as a sole source or as one of several preferred purchasing sources for specified products, although members are not obligated to purchase our products. Contracts with GPO’s and IDN’s typically have no minimum purchase requirements and generally have a term of three years with extensions as warranted and can be terminated on ninety (90) days advance notice.

By contracting with a GPO or IDN, the Company can operate its sales force more efficiently. As a result, the Company’s sales force continues to call on facilities associated with these buying groups in order to improve compliance with these group purchasing agreements and grow market share.

A majority of acute care facilities in the United States belong to at least one group purchasing organization. In fiscal 2011, individual acute care facility orders purchased through contractual arrangements with our two largest group purchasing organizations accounted for approximately 33% of our total net sales.

Distribution

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

Sales to Owens & Minor, Inc. and Cardinal Health Inc., diversified distribution companies (the “Distributors”) accounted for approximately 56% and 30% of total net sales, respectively for fiscal 2011, 40% and 26% of total net sales, respectively for fiscal 2010 and 38% and 22% of total net sales, respectively for fiscal 2009. Although the Distributors may be deemed in a technical sense to be major purchasers of the Company’s products, the Distributors typically serve as a distributor under a purchase order or supply agreement between the customer and the Company, and do not make significant purchases for their own account. The Company, therefore, does not believe it is appropriate to categorize the Distributors as actual customers. No other individual customer or affiliated group of customer accounts accounted for more than 5% of the Company’s net sales in any of the past three fiscal years.

Patents and Trademarks

The Company owns several patents and trademarks. While the Company considers that in the aggregate the patents and trademarks are important in the operation of its business, it does not consider any of them, or any group of them, to be of such importance that termination would materially affect its business.

The Company actively pursues a policy of seeking patent protection, both in the United States and abroad, for its proprietary technology. There can be no assurance that the Company’s patents will not be violated or that any issued patents will provide protection that has commercial significance. Litigation may be necessary to protect the Company’s patent position. Such litigation may be costly and time-consuming, and there can be no assurance that the Company will be successful in such litigation. Since no single patent covers product lines that constitute a material portion of the Company’s 2011 sales, we do not believe that any violation of any patents owned by the Company would have a material adverse effect on it or its business prospects.

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

The competitors differ based upon the products being sold. For example, in the sale of sterile laparotomy sponges, where the Company’s sales represent a significant share of the domestic market, Cardinal Health, Inc., the Kendall Company, a subsidiary of Covidien Industries, Inc. and Medline Industries, Inc. are competitors. The Company’s primary competitors in the sale of sterile operating room towels, in which the Company is also a leading supplier in the domestic market, are Cardinal Health, Inc., Medline Industries, Inc. and DeRoyal, Inc. Management believes that the breadth of its line of collection systems for the containment of medical waste is the most complete in the industry, where it competes with Mabis, DMI Healthcare, Minigrip, Inc., Heritage Bag Company, Pitt Plastics, Medline Industries, Inc., and Tri-State Hospital Supply. In the sale of minor procedure kits and trays where the Company has a significant domestic market share, the Company’s primary competitors include Cardinal Health, Inc., Becton, Dickinson and Company, Medline Industries, Inc. and the Kendall Company, a subsidiary of Covidien Industries, Inc. In the sale of medical pouches to the hospital market, where the Company is one of the leading suppliers, the Company’s primary competitors include Cardinal Health, Inc. In the sale of operating room accessories, where the Company’s portion of the market is relatively insignificant, the

Company’s primary competitor is Devon Industries, Inc., a subsidiary of Covidien Industries, Inc. In the sale of patient bedside utensils, where Medline Industries, Inc. and Betras Plastics, are competitors, the Company’s sales represent a significant share of the domestic market. In the sale of laboratory products, where Cardinal Health, Inc., Covidien Industries, Inc., Becton, Dickinson and Company, Kord Products Inc., and Parter Medical Products, Inc., are competitors, the Company’s sales represent an insignificant share of the domestic market.

Health Care Reform

In recent years, several comprehensive health care reform proposals were introduced in the U.S. Congress. The intent of the proposals was, generally, to expand health care coverage for the uninsured and reduce the growth of health care expenditures. Health care reform is an immediate and important priority of President Obama’s administration, and recent legislation has been enacted that represents a significant reform of the United States health care system. On November 7, 2009, the U.S. House of Representatives passed the Affordable Health Care for America Act and on December 24, 2009, the Senate passed the Patient Protection and Affordable Care Act. To bridge the differences between the two bills, on March 21, 2010, the House of Representatives passed the Patient Protection and Affordable Care Act (H.R. 3590) without amendment. H.R. 3590 was signed into law by President Obama on March 23, 2010. Also on March 21, the House also passed the Health Care and Education Reconciliation Act of 2010 (H.R. 4872), which modified certain provisions in H.R. 3590. The House and Senate both passed a modified version of the reconciliation bill on March 25, 2010, and President Obama signed the reconciliation bill on March 30, 2010. Together, H.R. 3590, which is now Public Law 111-148, and H.R. 4872, which is now Public Law 111-152, form the basis of the health care reform legislation. Under this newly-enacted health care reform legislation, the Company anticipates both benefits and challenges to the business which are yet to be determined.

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

The Company’s sales representatives typically attempt to establish and maintain direct contact with medical professionals that directly utilize the Company’s products. As medical product purchases are typically made on a centralized basis by hospital purchasing departments, and increasingly by health care networks, sales representatives must also maintain relationships with purchasing department personnel. As of June 1, 2011, the Company employs approximately 114 sales and marketing personnel throughout the United States. These individuals are focused on providing value added products and services to our customers and to presenting a comprehensive presence in the market, which, we believe will drive organic growth.

In addition to the field sales personnel focused on the United States acute care market, the Company has senior sales and marketing professionals that are focused on group purchasing organizations, government sales, large integrated delivery networks and with national and regional distributors.

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

In addition to branded sales to the United States health care market, the Company generates revenue to OEM customers in the health care, laboratory and non-medical markets. Moreover, the Company provides and sells products to international markets via independent in country distribution networks, supported by operations in the United States, Brazil and China.

Research and Development

The Company is continually conducting research and developing new products utilizing a team approach that involves its engineering, manufacturing and marketing resources. Although the Company has developed a number of its own products, most of its research and development efforts have historically been directed towards product improvement and enhancements of previously developed or acquired products. Product development expenses were approximately $1,437, $1,209, $960 for fiscal 2011, 2010 and 2009, respectively.

Employees

As of June 1, 2011, the Company had approximately 1,289 full-time employees with approximately 841 in manufacturing and distribution, approximately 114 in marketing and sales, and approximately 334 in general and manufacturing administration. Except for approximately 260 employees in the Company’s Gallaway, Tennessee facility, which are represented by the Service Employees International Union (“SEIU”), none of the Company’s employees are represented by a labor union. The Company has entered into an agreement with the SEIU for the three (3) year period ending July 2012. The Company believes that its employee relations are good.

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

The Company presently purchases its principal cotton raw materials primarily from the Peoples Republic of China and to a lesser extent, India and is currently sourcing instruments from Pakistan and the Peoples Republic of China, a portion of its thermoform plastics from Taiwan, packaging paper material from France, water soluble bags from the United Kingdom and needle counters from the People’s Republic of China. From time to time, the Company has purchased certain of its raw materials from a number of other countries including Mexico, Vietnam, and the Dominican Republic. Some of the Company’s products are purchased as components or in final form, which are shipped to the Company’s manufacturing facilities in Arden, North Carolina, and Toano, Virginia where they are packaged. The Company’s sterilization pouches and minor procedure kits and trays are predominantly manufactured and/or assembled in the Company’s Arden, North Carolina manufacturing facility. The Company’s custom procedure trays are predominantly manufactured and/or assembled in the Company’s Toano, Virginia manufacturing facility. The Company utilizes outside contract sterilization facilities for its products.

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

Our Gallaway, Tennessee facility primarily manufactures and/or distributes disposable plastic patient utensils, as well as other collection, measuring and containment products. These products are manufactured with homopolymer and copolymer polypropylene, high density polyethylene and linear low density polyethylene, primarily utilizing either injection molded plastic process or extrusion blow molding. In addition, the Gallaway, Tennessee facility purchases contract manufactured or private labeled finished products for distribution to its customers. These products include stainless and reusable plastic containers and utensils manufactured domestically, as well as various measuring and collection products procured from the People’s Republic of China.

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

Resin costs have fluctuated significantly in recent years and may continue to fluctuate as a result of changes in natural gas and crude oil prices. For calendar year 2010, resin costs in North America increased 9% compared to the prior year period, as measured by the Chemical Market Associates, Inc. market index. The instability in the world markets for petroleum and in North America for natural gas could quickly affect the prices and general availability of raw materials, which could have a materially adverse impact to us. Due to the uncertain extent and rapid nature of cost increases, we cannot reasonably estimate our ability to successfully recover any cost increases. To the extent that cost increases cannot be passed on to our customers, or the duration of time lags associated with a pass-through becomes significant, such increases may have a material adverse effect on our profitability.

Increases in the prices of cotton used to manufacture our products could materially increase our costs and decrease our profitability.

The principal fabrics used in many of our products are made from cotton and cotton-synthetic blends. The prices we pay for these fabrics are dependent on the market prices for the raw materials used to produce them, primarily cotton. These raw materials are subject to price volatility caused by weather, supply conditions, government regulations, energy costs, economic climate and other unpredictable factors. Fluctuations in the price, availability and quality of the fabrics used to manufacture our products, could have a material adverse effect on our cost of sales or our ability to meet our customers’ demands. We have not historically managed, and do not currently intend to manage, cotton and other commodity price exposures by utilizing derivative instruments.

In the future, we may be able to adjust our price points of such products, to the extent market conditions allow. However, we may not be able to pass all or a portion of such higher prices on to our customers. In addition, if one or more of our competitors is able to reduce its production costs by taking greater advantage of any reductions in raw material prices or favorable sourcing agreements, we may face pricing pressures in our marketplace from those competitors and may be forced to reduce our prices or face a decline in net sales, either of which could have an adverse effect on our business, results of operations or financial condition.

Covenants in our credit facilities may restrict our financial and operating flexibility.

We currently have two credit facilities:

•	A four year $30,000 revolving credit facility expiring on August 27, 2014, of which we had $2,136 and $12,000 outstanding as of March 31, 2011 and June 1, 2011, respectively; and

•	A five year $80,000 term loan payable in quarterly installments and expiring on August 27, 2015. As of March 31, 2011 and June 1, 2011, $72,000 was outstanding on the term loan.

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

Sales to Owens & Minor, Inc. and Cardinal Health Inc. (the “Distributors”) accounted for approximately 86%, 66% and 66% of total sales in fiscal 2011, 2010 and 2009, respectively. Although the distributors may be deemed in a technical sense to be major purchasers of the Company’s products, they serve, however, as a distributor under a purchase order or supply agreement between the customer and the Company, and do not purchase for their own accounts. The Company, therefore, does not believe it is appropriate to categorize its distributors as actual customers. However, in some cases, distributors compete with the Company on a private label basis, and if successful, sales of certain of the Company’s products could decline which may result in a material adverse affect on the Company’s business and financial condition.

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

For the year ended March 31, 2011, international sales accounted for approximately 2% of our total net sales. We export from the United States and China most of our products sold internationally. Our principal competitors in international markets are a number of much larger companies as well as smaller companies already established in the countries into which we sell or intend to sell our products. Our cost structure is often higher than that of our competitors because of the relatively high cost of transporting product to the local market as well as our competitors’ lower local labor costs in some markets. There is no certainty that we will be able to open local manufacturing facilities, procure products from other suppliers or operate our international sales activities productively.

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

We principally rely on our manufacturing facilities in Arden, North Carolina, Gallaway, Tennessee, Clarksburg, West Virginia and Toano, Virginia. These facilities may be affected by natural or man-made disasters. These facilities and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial time to repair or replace. In the event one of our facilities was affected by a disaster, we would be forced to rely on third-party manufacturers. However, third-party manufacturers may not be available or they may be unable to produce our products on the schedule or to the specifications that we require. We currently carry insurance in the aggregate amount of $20,000 to protect us against many, but not all such disasters. However, such insurance may not be sufficient to cover certain losses and may become unavailable on acceptable terms, if available at all.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

The Company owns manufacturing facilities in Gallaway, Tennessee, Arden, North Carolina and Clarksburg, West Virginia. The Company conducts its operations in Toano, Virginia under a long term lease. The Company acquired in March 2007, a 28,200 square foot building in Brentwood, New York to serve as the Company’s new corporate headquarters, which has been completely renovated. During March 2010, the Company sold a 12,000 square foot building located in Hauppauge, New York which was used as general offices and served as the Company’s former headquarters. In addition, the Company leases general office space in Shanghai, China. Management believes that the Company’s facilities are adequate to meet its current needs and should continue to be adequate for the foreseeable future. Additional information about our facilities is set forth in the following table:

Location	Primary Use	Owned/ Leased	Lease Termination Date	Size in Square Feet
Arden, North Carolina	Manufacturing/Warehouse/Distribution	Owned	n/a	205,000	(a)
Brentwood, New York	Executive Offices	Owned	n/a	28,200	(b)
Clarksburg, West Virginia	Manufacturing/Warehouse/Distribution	Owned	n/a	43,000	(c)
Gallaway, Tennessee	Manufacturing/Warehouse/Distribution	Owned	n/a	265,000	(d)
Shanghai, China	General Office	Leased	January 2012	2,550	(e)
Fletcher, North Carolina	Warehouse/Distribution	Leased	April 2012	53,760	(f)
Oakland, Tennessee	Warehouse/Distribution	Leased	May 2012	75,000	(g)
Toano, Virginia	Manufacturing/Warehouse	Leased	March 2029	185,000	(h)

(a)	The principal manufacturing, distribution and warehouse facility of the Company is 32 acres. An Industrial Revenue Bond in the amount of $1,000 was outstanding as of March 31, 2011, which was used to acquire and renovate the facility and acquire certain manufacturing equipment.
(b)	The Company relocated to the Brentwood, New York corporate headquarters from the Hauppauge, New York corporate office in March 2009. This facility was acquired in March 2007.
(c)	The Clarksburg, West Virginia facility located on 15 acres, was part of our acquisition of the BioSafety Division of Maxxim Medical, Inc. in October 2002.
(d)	The Gallaway, Tennessee facility located on 25 acres, was part of our acquisition of Medegen Medical Products, LLC in October 2006.
(e)	The office in Shanghai, China are leased at an annual rental of $88.
(f)	The warehouse facility in Fletcher, North Carolina is leased at an annual rental of $107.

(g)	The warehouse facility in Oakland, Tennessee is leased at an annual rental of $225.
(h)	The Toano, Virginia facility located on 12 acres is subject to a capital lease that was assumed as part of our acquisition of AVID Medical, Inc. in August 2010.

ITEM 3 – LEGAL PROCEEDINGS

The Company is involved in one (1) product liability case, which is covered by insurance. While the results of the lawsuit cannot be predicted with certainty, management does not expect that the ultimate liability, if any, will have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4 – (RESERVED)

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price for the Common Stock

Our Common Stock trades on the NASDAQ Stock Market under the symbol “MDCI”. As of June 1, 2011 there were approximately 169 stockholders of record, which does not include approximately 3,860 beneficial owners of shares held in the names of brokers or other nominees. The following table sets forth, for the periods indicated, the high and low intra-day prices per share of Medical Action Common Stock as reported by the NASDAQ Global Select Stock MarketSM.

Fiscal 2011
	High	Low
First Quarter	$13.47	$10.58
Second Quarter	14.03	7.61
Third Quarter	10.19	7.57
Fourth Quarter	9.92	7.92

Fiscal 2010
	High	Low
First Quarter	$12.50	$7.81
Second Quarter	13.77	10.33
Third Quarter	17.74	10.58
Fourth Quarter	16.65	11.03

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

Performance Graph

The following graph shows the cumulative total return on our Common Stock against the cumulative total return of the Standard & Poor 500 Stock Index and the Standard & Poor Healthcare (Medical Products and Supplies) Industry for the period of five years commencing April 1, 2006 and ending March 31, 2011.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Medical Action Industries Inc., The S&P 500 Index

And The S&P Health Care Supplies Index

*$100 invested on 3/31/06 in stock or index, including reinvestment of dividends.

Fiscal year ending March 31.

Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows, as of March 31, 2011, information with respect to compensation plans under which shares of Common Stock are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options(1)	Weighted-average exercise price of outstanding options ($)	Number of securities remaining available for future issuance under equity compensation plans(4)
Equity compensation plans approved by stockholders (2)	1,288,187	$12.62	1,535,689
Equity compensation plans not approved by stockholders (3)	—	$—	—
Total	1,288,187	$12.62	1,535,689

(1)	All share amounts and exercise prices have been adjusted to reflect the Company’s three-for-two stock split distributed on February 9, 2007.
(2)	Includes the 1994 Stock Incentive Plan, 1989 Non-Qualified Stock Option Plan and 1996 Non-Employee Stock Option Plan, all of which have been approved by our stockholders.
(3)	We do not have any equity compensation plans that have not been approved by our stockholders.
(4)	Excludes securities to be issued upon exercise of outstanding options.

ITEM 6 – SELECTED FINANCIAL DATA

Selected Financial Data

	Fiscal Year ended March 31,
	2011	2010	2009	2008	2007
Earnings Data
Net Sales	$362,494	$290,146	$296,070	$290,528	$217,328
Income before income taxes and extraordinary item	9,013	27,358	8,096	21,452	21,128
Net income	4,354	16,841	4,955	13,225	12,969
Net income per common share:
Basic (1)	0.27	1.04	0.31	0.83	0.82
Diluted (1)	0.27	1.03	0.31	0.81	0.80

Balance Sheet Data
Total Assets	$304,505	$200,796	$215,166	$199,036	$192,670
Working Capital	41,017	24,040	48,811	25,138	17,719
Long-term debt including capital leases (less current portion)	72,566	2,734	53,147	34,421	47,203
Stockholders’ equity	148,227	142,722	122,005	115,779	98,364

(1)	Earnings per share have been restated to reflect a three-for-two stock split in February 2007, for the fiscal year ended March 31, 2007.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We manufacture and market single-use medical products used principally by acute care facilities within the United States. Our product lines are divided into two markets, Clinical Care and Patient Care. Our Clinical Care market includes custom procedure trays, minor procedure kits and trays, operating room disposables and sterilization products. Our Patient Care market includes patient bedside products, containment systems for medical waste and laboratory products.

Our market approach encompasses ongoing strategic relationships with group purchasing organizations (“GPO’s”), integrated delivery networks (“IDN’s”), acute care facilities, surgery centers, clinical decision makers and procurement managers within acute care facilities, national and regional distributors and other end users of our products. Over the previous two years we have implemented an internal structure to support a market presence which encompasses; i) a marketing team comprised of product line managers for each of our key product categories, ii) an Executive Health Services team, that directly maintains our relationship with GPO’s and IDN’s, iii) seven regional managers who supervise both Clinical Care and Patient Care sales representatives and maintain relationships with larger acute care facilities and iv) seventy one sales representatives which maintain a direct presence with the end users of our products and manage compliance levels on GPO and IDN contracts. While we view the end users of our products as the critical decision point driving our market penetration approximately 86% of our products are sold through two national distributors.

Our growth strategy has included both acquisitions and expansion of existing product lines. On August 27, 2010, we acquired AVID Medical Inc. (“AVID”) which markets and assembles custom procedure trays. AVID’s net sales were $137,207 for fiscal 2011, $81,468 of these sales were recognized subsequent to the acquisition and are reflected in our consolidated statement of operations. We had previously made both custom and standard minor procedure kits and trays. The acquisition of AVID significantly expanded our product line offerings within the Clinical Care market, increased our sales team and provided opportunities to cross sell our existing product lines. We have supply agreements with substantially every major GPO and IDN in the country including Novation, Premier and MedAssets. A majority of the acute care facilities that we sell to belong to at least one GPO. The supply agreements we’ve been awarded through these GPO’s designate the Company as a sole-source or multi-source provider for substantially all of our product offerings. We consider our relationships with the GPO’s and IDN’s that we conduct business with to be valuable intangible assets. The supply agreements with GPO’s and IDN’s typically have no minimum purchase requirements and terms of one to three years that can be terminated on ninety days advance notice. While the acute care facilities associated with the GPO’s and IDN’s are not obligated to purchase our product offerings, many of these supply agreements have resulted in unit sales growth for the Company. We were recently recognized for performance excellence by the two largest GPO’s in the healthcare industry, Novation and Premier. Acute care facility orders purchased through our supply agreements with these two GPO’s accounted for $117,997 or 33% of our total net sales for the fiscal year ended March 31, 2011.

Over time we have increased revenues both organically and via acquisition. At this time we have focused our resources on increasing sales within existing product lines and continuing synergy initiatives associated with the AVID acquisition to drive organic sales growth.

We source our products from our four production facilities in the United States and from foreign suppliers, principally based in China. Our domestic production facilities and foreign suppliers have sufficient capacity to meet current product demand.

We conduct injection molding production and blown film production in our Gallaway, Tennessee and Clarksburg, West Virginia facilities, respectively. During the fiscal year ended March 31, 2009 we experienced operating inefficiencies and capacity limitations at our Tennessee injection molding facility as a result of closing another injection molding facility in Colorado and consolidating manufacturing operations into our Tennessee facility. These production issues have been resolved during the fiscal year ended March 31, 2010 and the facility is no longer encumbered by capacity limitations. We conduct minor procedure kit and tray assembly operations and custom procedure tray assembly operations in our Arden, North Carolina and Toano, Virginia facilities, respectively. As of March 31, 2011 we have substantially completed the integration of AVID operations. The principal raw materials used in the production of our product lines include resin and cotton. Our production facilities consume approximately 45 million pounds of resin, namely polypropylene and polyethylene, per annum. Cotton is purchased by our foreign suppliers and converted into finished products, principally operating room towels and laparotomy sponges. We purchase finished goods that contain approximately 11 million pounds of cotton per annum.

The challenging economic environment of the past three years has negatively impacted hospital utilization, placed adverse economic pressure on acute care facilities and fostered volatility in commodity prices. These factors have impacted our revenues, average selling prices and gross margins. We have addressed these conditions by expanding our product lines, investing in our sales and marketing teams, managing our operating costs and differentiating ourselves in the market by emphasizing our ability to add value to our customers by improving their patient outcomes. We remain committed to being a trusted strategic partner to our customers known for delivering innovative solutions to the healthcare community to improve the quality of care and enhancing patient experiences.

During fiscal 2011, 2010 and 2009 we reported revenues of $362,494, $290,146 and $296,070, respectively. Our net income and earnings per diluted share during fiscal 2011, 2010 and 2009 were $4,354 or $0.27 per share, $16,841 or $1.03 per share and $4,955 or $0.31 per share, respectively. Net income during fiscal 2011 was adversely affected by flood damage to an offsite warehouse of $1,455, one time charges associated with the acquisition of AVID of $1,335 and rising commodity costs.

The following table sets forth certain operational data (in dollars and as a percentage of net sales) for fiscal years 2011, 2010 and 2009:

	Fiscal 2011	Percent of Net Sales	Fiscal 2010	Percent of Net Sales	Fiscal 2009	Percent of Net Sales
Net Sales	$362,494	100.0%	$290,146	100.0%	$296,070	100.0%
Cost of Sales	298,615	82.4%	221,242	76.3%	245,135	82.8%

Gross Profit	63,879	17.6%	68,904	23.7%	50,935	17.2%
Selling, General and Administrative Expenses	51,978	14.3%	40,198	13.9%	40,161	13.6%

Operating Income	11,901	3.2%	28,706	9.9%	10,774	3.6%
Interest Expense, net	2,888	0.8%	1,348	0.5%	2,678	0.9%

Income Before Income Taxes and Extraordinary Item	9,013	2.5%	27,358	9.4%	8,096	2.7%
Income Tax Expense	3,821	1.1%	10,517	3.6%	3,141	1.1%

Income Before Extraordinary Item	5,192	1.4%	16,841	5.8%	4,955	1.7%
Extraordinary Loss (Net of Tax Benefit of $617)	(838)	0.2%	—	0.0%	—	0.0%

Net Income	$4,354	1.2%	$16,841	5.8%	$4,955	1.7%

The following table sets forth net sales by market for fiscal years 2011, 2010 and 2009:

	Fiscal 2011	Increase (decrease) compared to prior year	Fiscal 2010	Increase (decrease) compared to prior year	Fiscal 2009
Clinical Care Market Sales	$232,158	$84,806	$147,352	$(1,774)	$149,126
Patient Care Market Sales	142,135	(7,496)	149,631	(5,921)	155,552
Sales Related Adjustments	(11,799)	(4,962)	(6,837)	1,771	(8,608)

Total Net Sales	$362,494	$72,348	$290,146	$(5,924)	$296,070

FISCAL 2011 COMPARED TO FISCAL 2010

The following table sets forth net sales by market for fiscal years 2011 and 2010:

	Fiscal 2011	Fiscal 2010	Increase (decrease) due to price / mix	Increase (decrease) due to volume / mix
Clinical Care Market Sales	$232,158	$147,352	$(3,928)	$88,734
Patient Care Market Sales	142,135	149,631	(4,748)	(2,748)
Sales Related Adjustments	(11,799)	(6,837)	(1,950)	(3,012)

Total Net Sales	$362,494	$290,146	$(10,626)	$82,974

Net sales were $362,494 during fiscal 2011 and $290,146 during fiscal 2010, representing an increase of 25.0%. The increase in net sales includes $81,468 in sales of custom procedure trays subsequent to August 27, 2010 when we acquired AVID. Excluding the custom procedure tray products acquired through the AVID acquisition, we experienced an overall decline in net sales during fiscal 2011 of $9,120. The decline in net sales, excluding custom procedure tray products, was comprised of a decline in the average selling prices of our products in the amount of $10,626, which was partially offset by an increase in unit sales in the amount of $1,506. The decline in average selling prices resulted principally from competitive pressures, the renewal of certain GPO supply agreements at lower prices, a change in the mix of products purchased by our customers and a reduction in demand for products associated with the H1N1 flu epidemic during fiscal 2010. The increase in unit sales was predominantly attributable to higher domestic market penetration of our operation room disposables and sterilization products.

During the first quarter of fiscal 2011 our net sales were $66,796 which compares unfavorably to net sales reported during the quarters ended September 30, 2010, December 31, 2010 and March 31, 2011, excluding custom procedure trays, of $71,810, $71,373 and $71,048, respectively. The lower sales volume during the first quarter was the result of ordering patterns by distributors during the fourth quarter of fiscal 2010, competitive pressures and the renewal of a GPO contract for patient bedside disposable products from a sole source to a dual source which resulted in lower sales prices and a reduction in units sold.

Gross margins were $63,879 during fiscal 2011 and $68,904 during fiscal 2010, representing a decline of $5,025 or 7.3%. Gross margins as a percentage of net sales were 17.6% during fiscal 2011 and 23.7% during fiscal 2010. Increased sales volume of $81,468 in sales of custom procedure trays subsequent to August 27, 2010 when we acquired AVID increased gross margins by $14,658. We experienced a decline in gross margins on our remaining product lines within our Clinical Care market as well as product lines within our Patient Care market of $19,683 during fiscal 2011 when compared to fiscal 2010. The decline in gross margins is attributable to a decrease in average selling prices and the mix of products sold and an increase in costs of raw materials resulting from rising global commodity prices. These increased costs were partially offset by increases in productivity in our manufacturing facilities.

Resin-related product lines which include containment systems for medical waste, patient bedside disposable products and laboratory products product lines, represent approximately 50% of the Company’s fiscal

2011 revenues. These product lines would represent 34% of the Company’s revenues if a full year of sales of custom procedure trays were included in revenue rather than from the date of the AVID acquisition. The primary raw material utilized in the manufacture of these products is plastic resin. We have experienced volatility in resin costs consistent with global market prices of oil during the past several years. In any given year we may purchase approximately 45 million pounds of resin. During fiscal 2010 we used in production approximately 20 million pounds of polypropylene resin purchased during March 2009 when resin prices were approximately $0.48 per pound. Our remaining production requirements of resin which consisted principally of polyethylene, was purchased throughout the year at market prices. During fiscal 2010 and through fiscal 2011 the market price of both polyethylene and polypropylene continued to increase as the cost of underlying feedstock, oil and natural gas, increased. Our gross margins during fiscal 2011 as compared to fiscal 2010 were unfavorably impacted by $8,301 due to higher resin prices.

During fiscal 2011, we imported approximately $74,379 of finished goods and certain raw materials from overseas vendors, principally China. Our main imports are operating room products, which include operating room towels and laparotomy sponges, minor procedure kits and trays and surgical instruments used in our minor procedure kits and trays and certain containment products and patient bedside disposable products that we do not produce domestically. The products we have produced in China include plastic resin and cotton as raw materials. We have incurred increases in the cost of products purchased during the year due to currency fluctuations and rising commodity costs.

The cost of cotton has increased to record levels over the past year. In broad terms the cost of cotton on the international market has more than doubled over the past twelve months. While the Company does not directly purchase unfinished cotton and convert the material into finished goods, it is the primary raw material utilized in the production of our operating room towels and laparotomy sponges. The volume of cotton included in these products is estimated to be approximately 11 million pounds per annum. Our gross margins during fiscal 2011 as compared to fiscal 2010 were unfavorably impacted by $5,225 due to higher costs of products sourced from overseas vendors.

In response to the increase in material costs during fiscal 2011 we are implementing price increases on certain cotton and resin based products. We will likely be limited in our ability to pass all raw material price increases on to our customers. Due to competitive market conditions and indications that cotton prices will start to decline during the latter part of fiscal 2012, we have passed on price increases that we believe will be sustainable. We cannot be assured that our initiatives to implement price increases will be successful.

Selling, general and administrative expenses amounted to $51,978 and $40,198 in fiscal 2011 and 2010, respectively. The increase of $11,780 or 29.3% is primarily attributable to $9,664 in selling, general and administrative expenses added as a result of the AVID acquisition. The Company also incurred approximately $1,335 in one time charges associated with the AVID acquisition. These increases were partially offset by a decrease of $2,385 in bonuses which was precipitated by the failure to meet certain fiscal 2011 operational performance objectives.

Distribution expenses, which are included in selling, general and administrative expenses, amounted to $7,276 and $7,477 in fiscal 2011 and 2010, respectively. The decrease is primarily due to decreased labor costs, principally overtime expenses. The Company does not classify any expenses as distribution related in our Toano, VA facility added in the AVID acquisition as we utilize a third-party logistics provider for that facility’s supply chain management functions. Such expenses are deemed to be freight-out and are included in cost of sales.

Interest expense amounted to $2,889 and $1,352 in fiscal 2011 and 2010, respectively. The increase in interest expense was attributable to a net increase in average principal loan balances outstanding and an increase in interest rates.

During fiscal 2011, the Company incurred an extraordinary pre-tax loss of $1,455 relating to inventories damaged as a result of weather-related water damage. The inventories damaged were predominantly patient bedside utensils and did not negatively impact the Company’s service levels with respect to this product line. The Company’s insurance carrier has denied our claim for reimbursement of damages based upon the position that the loss was caused by flooding which is not a covered peril. We are currently appealing this decision and our insurance broker has asserted a claim under their errors and omissions policy to provide reimbursement for our loss in the event that our appeal is denied. However, we cannot provide any assurances that any portion of the loss will be covered under our insurance policies or our insurance brokers. Furthermore, any reimbursement of loss associated with the claims submitted under these insurance policies is subject to a deductible of $500.

Income tax expense amounted to $3,204 (inclusive of the tax benefit resulting from the aforementioned extraordinary loss) and $10,517 for fiscal 2011 and 2010, respectively. Income tax expense as a percent of income before income taxes was 42.4% and 38.4% for fiscal 2011 and 2010, respectively. The increase in the Company’s effective tax rate was primarily due to the one time charges and expenses associated with the acquisition of AVID.

FISCAL 2010 COMPARED TO FISCAL 2009

The following table sets forth net sales by market for fiscal years 2010 and 2009:

	Fiscal 2010	Fiscal 2009	Increase (decrease) due to price / mix	Increase (decrease) due to volume / mix
Clinical Care Market Sales	$147,352	$149,126	$(956)	$(1,427)
Patient Care Market Sales	149,631	155,552	(1,848)	(3,405)
Sales Related Adjustments	(6,837)	(8,608)	1,280	432

Total Net Sales	$290,146	$296,070	$(1,524)	$(4,400)

Net sales were $290,146 in fiscal 2010 and $296,070 in fiscal 2009, representing a decrease of 2.0%. The net unit volume decrease for the fiscal 2010 compared to fiscal 2009 was primarily attributable to an increase in competitive pressures, a decline in hospital admission rates and elective surgeries and the termination or change in terms of certain supply and group purchasing organization contracts, namely on the Company’s urinals, operating room towels, laparotomy sponges and patient aids. The net unit volume decline was partially offset by an increase in minor procedure kits and trays resulting from increased domestic market penetration for the Company’s IV start kits and central line dressing change products.

The overall price/sales mix decrease for the fiscal 2010 as compared to fiscal 2009 was due to general market pricing pressures on the Company’s product classes which was partially offset by an increase in the average selling prices of the Company’s operating room towels and laparotomy sponges. The increase in the average selling prices of these products was attributable to the termination of business that was priced at below market pricing levels.

Gross margins were $68,904 in fiscal 2010 and $50,935 during fiscal 2009, representing an increase of $17,969 or 35.3%. Gross margins as a percentage of net sales were 23.7% during fiscal 2010 and 17.2% during fiscal 2009. The increase in gross margins were primarily the result of lower resin costs of $10,296, an increase of $2,559 resulting from a change in the mix of products sold, decreased outbound freight costs of $2,393 and decreased costs of products sourced from foreign suppliers, principally from China, of $2,040.

Many of the Company’s products are produced from petroleum derived raw materials such as plastic resin. The Company also bears the cost of both inbound and outbound freight shipments of raw materials and finished products, which are significantly impacted by the cost of oil. The cost of crude oil has declined significantly from its peak levels reached during the month of July 2008. Consequently, the Company has experienced the benefits from lower plastic resin costs during fiscal 2010 as much of the resin that was used in production during this period was purchased at a lower average cost than resin used during fiscal 2009.

During the third and fourth quarters of fiscal 2009, the cost of plastic resin gradually declined. During March 2009, the Company believed that market conditions reflected a low point in the cost of resin and through a combination of advance purchases and future supply agreements, the Company was able to secure a supply of approximately 50% of its fiscal 2010 resin requirements at market prices in effect at the time. Furthermore, the resin used in production during fiscal 2010 which was not acquired as part of these advance purchases was purchased at lower average costs than the purchases of similar resin during fiscal 2009. These lower average costs contributed to an increase in gross margin for fiscal 2010 when compared to the previous year.

The price of resin remains volatile and has increased during fiscal 2010. The Company has been able to avoid the financial impact of some of the increase in resin costs through managing raw material levels and through the benefit of the supply agreements entered into during March 2009. It is likely that the Company will experience an increase in the cost of resin and a corresponding decline in gross margins when the supply agreements expire in March 2010.

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

During fiscal 2010, the containment systems for medical waste, patient bedside utensils and laboratory product categories represented approximately 52% of the Company’s revenue. The primary raw material utilized in the manufacture of these categories is plastic resin. In recent years, world events have caused the cost of plastic resin to increase and be extremely volatile. While the cost of plastic resin has declined from its peak levels reached during the month of September 2008, the volatility associated with resin costs and product acquisition costs from foreign suppliers may continue for the foreseeable future. In the past, the Company has been able, from time to time, to increase selling prices for certain of the products within these categories to recover a portion of the increased cost. However, the Company is unable to give any assurance that it will be able to pass along future cost increases to its customers, if necessary. The Company purchases approximately 50 million pounds of resin per annum. Each $.01 fluctuation could impact cost of goods sold by $500 on an annualized basis.

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

Historically, the Company has participated in several reverse auctions and bid processes in order to achieve renewal of certain major group purchasing agreements. During fiscal 2010, the Company extended certain major group purchasing agreements. No significant new agreements were added. The Company anticipates participating in future reverse auctions or similar bid processes as a means to retain current market share and foster organic growth.

Selling, general and administrative expenses amounted to $40,198 or 13.9% of net sales and $40,161 or 13.6% of net sales in fiscal 2010 and 2009, respectively. The increase in selling, general and administrative expenses as a percentage of net sales was primarily due to the decline in net sales and increases in salaries, depreciation and stock-based compensation. The increase was partially offset by declines in insurance and recruiting costs as well as a gain on the sale of the Company’s former corporate headquarters of $556.

Distribution expenses, which are included in selling, general and administrative expenses, amounted to $7,477 and $7,938 in fiscal 2010 and 2009, respectively. The decrease in distribution expenses was primarily due to decreased labor costs, primarily temporary labor and overtime expenses resulting from increased labor efficiencies.

Interest expense amounted to $1,352 and $2,682 in fiscal 2010 and 2009, respectively. The decrease in interest expense was attributable to a decrease in the average principal loan balances outstanding and a decrease in interest rates during fiscal 2010 versus fiscal 2009.

Income tax expense amounted to $10,517 and $3,141 for fiscal 2010 and 2009, respectively. Income tax expense as a percent of income before income taxes was 38.4% and 38.9% for fiscal 2010 and 2009, respectively. The decrease in the tax rate was the result of a change in state apportionment factors.

Net income for fiscal 2010 increased to $16,841 from $4,955 for fiscal 2009. The increase in net income is attributable to the aforementioned increase in gross profit and decrease in interest expense which was partially offset by an increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents changed as follows for the fiscal years ended March 31:

	2011	2010	2009
Cash provided by operating activities	$5,174	$43,268	$3,062
Cash used in investing activities	(66,163)	(2,124)	(13,934)
Cash provided by (used in) financing activities	57,039	(38,962)	12,227
(Decrease) increase in cash and cash equivalents	(3,950)	2,182	1,355

Historically, the Company’s primary sources of liquidity and capital resources have included cash provided by operations and the use of available borrowing under our credit facilities while the primary uses of liquidity and capital resources have included acquisitions, capital expenditures and payments on debt.

Cash used in operating activities during fiscal 2011 is primarily comprised of increases in (i) inventories of $11,787 (ii) accounts receivable of $3,632 and (iii) other assets of $2,098. These increases were partially offset by income from operations of $4,354, depreciation of $5,553, amortization of $3,328 and an increase in accrued expenses of $3,419.

Cash used in investing activities during fiscal 2011 consisted of our $62,525 acquisition of AVID and capital expenditures of $3,642. The Company utilized monies available under its Amended and Restated Credit Agreement (the “Credit Agreement”) in order to fund the acquisition of AVID. The majority of the capital expenditures related to machinery and equipment for our injection molding facility located in Gallaway, Tennessee. The Company’s Credit Agreement contains certain covenants and restrictions, which include limitations on capital expenditures. During fiscal 2011, the Company is permitted under the terms of its Credit Agreement, to spend up to $10,000 on capital expenditures per annum.

Cash provided by financing activities during fiscal 2011 consisted primarily of $56,901 in net borrowings under our Credit Agreement. These borrowings were utilized to satisfy the purchase price of the AVID acquisition, as well as to fund the Company’s operating requirements. During fiscal 2011, the Company’s borrowings under its term loan and revolving credit facility increased $55,125 and $2,136, respectively.

Financial Position

The following table sets forth certain liquidity and capital resources data for the periods indicated:

	March 31, 2011	March 31, 2010
Cash and Cash Equivalents	$1,691	$5,641
Accounts Receivable, net	$32,330	$18,294
Days Sales Outstanding	21.7	24.7
Inventories, net	$54,674	$34,860
Inventory Turnover	6.0	5.7
Current Assets	$96,773	$63,448
Goodwill	$108,652	$80,699
Working Capital	$41,017	$24,040
Current Ratio	1.7	1.6
Total Borrowings	$89,018	$18,235
Stockholders’ Equity	$148,227	$142,722
Debt to Equity Ratio	0.60	0.13

The Company is committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital and generating cash flows necessary to meet operating requirements. Total borrowings outstanding were $89,018 with a debt to equity ratio of 0.60 to 1.0 at March 31, 2011 as compared to $18,235 with a debt to equity ratio of 0.13 to 1.0 at March 31, 2010. Cash and cash equivalents at March 31, 2011 were $1,691 and the Company had $27,864 available for borrowing under its revolving credit facility.

Working capital at March 31, 2011 was $41,017 compared to $24,040 at March 31, 2010 and the current ratio at March 31, 2011 was 1.7 to 1.0 compared to 1.6 to 1.0 at March 31, 2010. The increase in working capital is primarily due to the net assets acquired in the purchase of AVID as well as an increase in inventories.

The increase in inventories is the result of the acquisition of AVID, as well as an increase in the cost of raw materials, primarily resin and cotton.

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

Borrowing Arrangements

On October 17, 2006, Medical Action entered into a Credit Agreement (the “Prior Credit Agreement”), among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto (the “Prior Lenders”) pursuant to which the Prior Lenders agreed to make certain extensions of credit to the Company. On August 27, 2010, the Company agreed to amend and restate the Prior Credit Agreement in its entirety and entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), among the Company, as borrower, JPMorgan Chase, N.A., as administrative agent, Citibank, N.A., as syndication agent and HSBC Bank USA, N.A., Sovereign Bank and Wells Fargo Bank, N.A. as co-documentation agents and the other lenders party thereto (the “Lenders”).

The Credit Agreement provides for an $80,000 secured term loan and a $30,000 secured revolving credit facility. The term loan was used to repay existing term loans provided for in the Prior Credit Agreement and to fund the acquisition of AVID. The revolving credit facility is used to finance the working capital needs and general corporate purposes of the Company and its subsidiaries and for permitted acquisitions. As of March 31, 2011 and June 1, 2011, $72,000 is outstanding on the term loan and $2,136 and $12,000 is outstanding on the revolving credit facility, respectively.

Borrowings under the Credit Agreement are collateralized by substantially all the assets of the Company, and the agreement contains certain restrictive covenants, which, among other matters, impose limitations with respect to the incurrence of liens, guarantees, mergers, acquisitions, capital expenditures, specified sales of assets and prohibits the payment of dividends. The Company is also required to maintain various financial ratios which are measured quarterly. As of March 31, 2011, the Company is in compliance with all such covenants and financial ratios.

CONTRACTUAL OBLIGATIONS

The following table represents the Company’s future material, long-term contractual obligations as of March 31, 2011:

	Payments Due in
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Principal payments of long-term debt	$75,136	$16,360	$34,776	$24,000	$—
Capital lease obligation	31,248	1,459	3,007	3,129	23,653
Purchase obligations	9,779	9,779	—	—	—
Operating leases	1,967	1,161	723	83	—
Defined benefit plan payments	570	43	90	97	340

Total Contractual Obligations	$118,700	$28,802	$38,596	$27,309	$23,993

None of the Company’s executive officers have severance agreements. Our executive officers serve at the will of the Board, which enables the Company to terminate their employment with discretion as to the terms of any severance arrangement. This is consistent with the Company’s performance-based employment and compensation philosophy.

The Company has entered into agreements with four of its executive officers and a vice president, which provide certain benefits in the event of a change in control of the Company. A “change in control” of the Company is defined as, in general, the acquisition by any person of beneficial ownership of 20% or more of the voting stock of the Company, certain business combinations involving the Company or a change in a majority of the incumbent members of the Board of Directors, except for changes in the majority of such members approved by such members. If, within two years after a change in control, the Company or, in certain circumstances, the executive, terminates his employment, the executive is entitled to a severance payment equal to three times (i) such executive’s highest annual salary within the five-year period preceding termination plus (ii) a bonus increment equal to the average of the two highest of the last five bonuses paid to such executive. In addition, the executive is entitled to the continuation of all employment benefits for a three-year period, the vesting of all stock options and certain other benefits, including payment of an amount sufficient to offset any “excess parachute payment” excise tax payable by the executive pursuant to the provisions of the Internal Revenue Code or any comparable provision of state law. As of March 31, 2011, the estimated potential aggregate compensation payable to these four executive officers and vice president under the Company’s compensation and benefit plans and arrangements in the event of termination of such executive’s employment following a change in control amounted to approximately $9,505.

Related Party Transactions

As part of the assets and liabilities acquired from the AVID acquisition, the Company assumed a capital lease obligation for the AVID facility located in Toano, VA. The facility, which includes a 185,000 square foot manufacturing and warehouse building and approximately 12 acres of land, is owned by Micpar Realty, LLC (“Micpar”). AVID’s founder and former CEO, is a part owner of Micpar and subsequent to the acquisition of AVID, was elected to the Company’s board of directors and entered into an employment agreement with the Company on August 27, 2010.

The gross and net book value of the capital lease for the periods presented is as follows:

	March 31, 2011	March 31, 2010
Capital lease, gross	$11,409	$—
Less: Accumulated amortization	(358)	—

Capital lease, net	$11,051	$—

The amortization expense associated with the capital lease is included in our selling, general and administrative expenses and amounted to $358 in fiscal 2011.

The capital lease requires monthly payments of $119 with increases of 2% per annum. The lease contains provisions for an option to buy after three and five years and expires in March 2029. The effective rate on the capital lease obligation is 9.9%. Total lease payments required under the capital lease for the five-year period ending March 31, 2016 is $7,595.

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

Income Taxes – In preparing the Company’s financial statements, income tax expense is calculated for each of the jurisdictions in which the Company has nexus. This process involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes which are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability, and where their recovery is not likely, a valuation allowance is established and a corresponding additional tax expense is recorded in the Company’s statement of operations. In the event that actual results differ from the Company’s estimates given changes in assumptions, the provision for income taxes could be materially impacted. As of March 31, 2011, no valuation allowance was necessary for the $2,801 of deferred tax assets that existed on the Company’s books. The total deferred tax liability as of March 31, 2011, was $27,956.

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

Allowance for Doubtful Accounts – The Company performs ongoing credit evaluations on its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors collections and payments from customers and a provision for estimated credit losses is maintained based upon its historical experience and on specific customer collection issues that have been identified. While such credit losses have historically been within the Company’s expectations and the provisions established, the Company cannot guarantee that the same credit loss rates will be experienced in the future. Concentration risk exists relative to the Company’s accounts receivable, as 93% of the Company’s total accounts receivable balance as of March 31, 2011 is concentrated in two distributors. While the accounts receivable related to these distributors may be significant, the Company does not believe the credit loss risk to be significant given the consistent payment history of these distributors.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

BUSINESS COMBINATIONS

On April 1, 2009, we adopted the provisions of ASC 805, Business Combinations, relating to business combinations, including assets acquired and liabilities assumed arising from contingencies. This pronouncement established principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree as well as provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In addition, this pronouncement eliminated the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria and require an acquirer to develop a systematic and rational basis for subsequently measuring and accounting for acquired contingencies depending on their nature. The Company applied this guidance for the acquisition of AVID.

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On April 1, 2009 we adopted the provisions of ASC 815, Disclosures about Derivative Instruments and Hedging. ASC 815 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for their effect on an entity’s financial position, financial performance, and cash flows. As of March 31, 2011, the Company was not engaged in any derivative or hedging activities that are required to be disclosed under the provisions of ASC 815.

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

REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13 which will update ASC 605, Revenue Recognition, and changes the accounting for certain revenue arrangements. The new standard sets forth requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010, which for us was April 1, 2011. The adoption of this new accounting standard did not have a material effect on the Company’s consolidated financial statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the alternate base rate of interest plus a spread of up to 2%, or at LIBOR rate plus a spread of up to 3%. The spread over the alternate base rate and LIBOR rates is determined based upon the Company’s performance with regard to agreed-upon financial ratios. The Company decides at its sole discretion as to whether borrowings will be at the alternate base rate or LIBOR. At March 31, 2011, $74,136 was outstanding under the credit facility. Changes in the alternate base rates or LIBOR rates during fiscal 2011 will have a positive or negative effect on the Company’s interest expense. Each 1% fluctuation in the interest rate will increase or decrease interest expense for the Company by approximately $741 on an annualized basis.

In addition, the Company is exposed to interest rate change market risk with respect to the proceeds received from the issuance and sale by the Buncombe County Industrial and Pollution Control Financing Authority Industrial Development Revenue Bonds (the “Bonds”). At March 31, 2011, $1,000 was outstanding for these Bonds. The Bonds bear interest at a variable rate determined weekly. During fiscal 2011, the average interest rate on the Bonds approximated 0.5%. Each 1% fluctuation in interest rates will increase or decrease the interest expense on the Bonds by approximately $100 on an annualized basis.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements and Schedule:

Medical Action Industries Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2011	March 31, 2010
Current Assets
Cash and cash equivalents	$1,691	$5,641
Accounts receivable, less allowance for doubtful accounts of $804 at March 31, 2011 and $659 at March 31, 2010	32,330	18,294
Inventories, net	54,674	34,860
Prepaid expenses	1,702	1,109
Deferred income taxes	2,801	2,363
Prepaid income taxes	1,938	785
Other current assets	1,637	396

Total Current Assets	96,773	63,448
Property, plant and equipment, net	53,901	39,816
Goodwill	108,652	80,699
Other intangible assets, net	41,860	14,457
Other assets, net	3,319	2,376

Total Assets	$304,505	$200,796

Current Liabilities
Accounts payable	$17,069	$11,691
Accrued expenses	22,235	12,216
Current portion of capital lease obligation	92	—
Current portion of long-term debt	16,360	15,501

Total Current Liabilities	55,756	39,408
Deferred income taxes	27,956	15,932
Capital lease obligation, less current portion	13,790	—
Long-term debt, less current portion	58,776	2,734

Total Liabilities	156,278	58,074

Stockholders’ Equity
Common stock 40,000,000 shares authorized, $.001 par value; issued and outstanding 16,383,128 shares at March 31, 2011 and 16,344,411 shares at March 31, 2010	16	16
Additional paid-in capital	33,799	32,585
Accumulated other comprehensive loss	(437)	(374)
Retained earnings	114,849	110,495

Total Stockholders’ Equity	148,227	142,722

Total Liabilities and Stockholders’ Equity	$304,505	$200,796

The accompanying notes are an integral part of these statements.

Medical Action Industries Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2011	2010	2009
Net sales	$362,494	$290,146	$296,070
Cost of sales	298,615	221,242	245,135

Gross profit	63,879	68,904	50,935
Selling, general and administrative expenses	51,978	40,198	40,161

Operating income	11,901	28,706	10,774
Interest expense	2,889	1,352	2,682
Interest income	(1)	(4)	(4)

Income before income taxes and extraordinary item	9,013	27,358	8,096
Income tax expense	3,821	10,517	3,141

Income before extraordinary item	5,192	16,841	4,955
Extraordinary loss (net of tax benefit of $617)	(838)	—	—

Net income	$4,354	$16,841	$4,955

Per share basis :
Basic
Income before extraordinary item	$0.32	$1.04	$0.31
Extraordinary loss (net of tax benefit)	(0.05)	—	—

Net income	$0.27	$1.04	$0.31

Diluted
Income before extraordinary item	$0.32	$1.03	$0.31
Extraordinary loss (net of tax benefit)	(0.05)	—	—

Net income	$0.27	$1.03	$0.31

The accompanying notes are an integral part of these statements.

Medical Action Industries Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance at March 31, 2008	16,020,661	$16	$27,029	$35	$88,699	$115,779
Net income		—	—	—	4,955	4,955
Other comprehensive loss:
Pension liability adjustment, net of tax effect of ($ 220)		—	—	(351)	—	(351)
Interest rate swap, net of tax effect of $31		—	—	49	—	49

Comprehensive income						4,653

Exercise of stock options, net	7,500	—	87	—	—	87
Amortization of deferred compensation		—	173	—	—	173
Tax effect from vesting/cancellation of stock under restricted management stock bonus plan and the exercise of options		—	52	—	—	52
Stock-based compensation		—	1,261	—	—	1,261

Balance at March 31, 2009	16,028,161	$16	$28,602	($267)	$93,654	$122,005

Net income		—	—	—	16,841	16,841
Other comprehensive loss:
Pension liability adjustment, net of tax effect of ($67)		—	—	(107)	—	(107)

Comprehensive income						16,734

Exercise of stock options, net	316,250	—	2,849	—	—	2,849
Amortization of deferred compensation		—	111	—	—	111
Tax effect from vesting/cancellation of stock under restricted management stock bonus plan and the exercise of options		—	(358)	—	—	(358)
Stock-based compensation		—	1,381	—	—	1,381

Balance at March 31, 2010	16,344,411	$16	$32,585	($374)	$110,495	$142,722

Net income		—	—	—	4,354	4,354
Other comprehensive loss:
Pension liability adjustment, net of tax effect of ($46)		—	—	(63)	—	(63)

Comprehensive income						4,291

Exercise of stock options, net	45,750	—	173	—	—	173
Issuance of common stock pursuant to
restricted management stock bonus plan	7,500					—
Retirement of unvested restricted stock awards	(14,533)					—
Amortization of deferred compensation		—	43	—	—	43
Tax effect from vesting/cancellation of stock under restricted management stock bonus plan and the exercise of options		—	279	—	—	279
Stock-based compensation		—	719	—	—	719

Balance at March 31, 2011	16,383,128	$16	$33,799	($437)	$114,849	$148,227

The accompanying notes are an integral part of these statements.

Medical Action Industries Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended March 31,
	2011	2010	2009
Cash flows from operating activities :
Net income	$4,354	$16,841	$4,955
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary loss	1,455	—	—
Depreciation	5,553	4,563	4,188
Amortization	3,328	2,169	2,351
Provision for doubtful accounts	12	72	72
Deferred income taxes	746	1,584	4,258
Stock-based compensation	762	1,492	1,448
Excess tax liability from stock-based compensation	140	151	(481)
Loss (gain) on sale of property and equipment	19	(422)	53
Tax benefit (expense) from exercise of warrants and options	279	(358)	52
Changes in operating assets and liabilities:
Accounts receivable	(3,632)	3,093	2,508
Inventories	(11,787)	8,361	(9,728)
Prepaid expenses and other current assets	462	(133)	(79)
Prepaid income taxes	158	1,799	(922)
Other assets	(2,098)	(911)	(103)
Accounts payable	2,004	3,501	(5,922)
Accrued expenses, payroll, payroll taxes and other	3,419	1,466	412

Net cash provided by operating activities	5,174	43,268	3,062

Cash flows from investing activities :
Purchase price and related acquisition costs	(62,525)	—	(1,043)
Purchases of property, plant and equipment	(3,642)	(4,202)	(12,971)
Proceeds from sale of property and equipment	4	2,078	80

Net cash used in investing activities	(66,163)	(2,124)	(13,934)

Cash flows from financing activities :
Proceeds from revolving line of credit and long-term borrowings	184,823	12,850	79,334
Principal payments on revolving line of credit and long-term borrowings	(127,922)	(54,622)	(67,077)
Principal payments on capital lease obligations	(35)	(39)	(118)
Proceeds from exercise of employee stock options	173	2,849	88

Net cash provided by (used in) financing activities	57,039	(38,962)	12,227

Net (decrease) increase in cash and cash equivalents	(3,950)	2,182	1,355
Cash and cash equivalents at beginning of year	5,641	3,459	2,104

Cash and cash equivalents at end of year	$1,691	$5,641	$3,459

Supplemental disclosures:
Interest paid	1,989	1,358	2,693
Income taxes paid	2,063	7,341	234

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements

Medical Action Industries Inc. • March 31, 2011

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMPANY BACKGROUND AND DESCRIPTION OF BUSINESS

Medical Action Industries Inc. (“Medical Action” or the “Company”) was incorporated under the laws of the State of New York on April 1, 1977, and re-incorporated under the laws of the State of Delaware on November 5, 1987. Headquartered in Brentwood, New York, Medical Action develops, manufactures, markets and supplies a variety of disposable medical products. The Company’s products are marketed primarily to acute care facilities in domestic and certain international markets, and in recent years has expanded its end-user markets to include physician, dental and veterinary offices, outpatient surgery centers and long-term care facilities. Medical Action is a leading manufacturer and supplier of custom procedure trays, collection systems for the containment of medical waste, minor procedure kits and trays, disposable patient utensils, sterile operating room towels and sterile laparotomy sponges. The Company’s products are marketed by its direct sales personnel and an extensive network of distributors. Medical Action has entered into preferred vendor agreements with national distributors, as well as sole source and/or committed contracts with group purchasing organizations. The Company also manufactures its products under private label programs to other distributors and medical suppliers. Medical Action’s manufacturing, packaging and warehousing activities are conducted in its Arden, North Carolina; Clarksburg, West Virginia, Gallaway, Tennessee, and Toano, Virginia facilities. The Company’s procurement of certain products and raw materials from the People’s Republic of China is administered by its office in Shanghai, China.

All dollar amounts presented in our notes to consolidated financial statements are presented in thousands, except share and per share data.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Substantially all of the Company’s cash and cash equivalents are in excess of government insurance limitations.

ACCOUNTS RECEIVABLE, ALLOWANCE FOR DOUBTFUL ACCOUNTS AND CONCENTRATION OF CREDIT RISK

Accounts receivable are comprised principally of trade accounts receivable that arise primarily from the sale of goods on account and is stated at historical cost. The Company performs ongoing credit evaluations on its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors collections and payments from customers and a provision for estimated credit losses is maintained based upon its historical experience and on specific customer collection issues that have been identified. While such credit losses have historically been within the Company’s expectations and the provisions established, the Company cannot guarantee that the same credit loss rates will be experienced in the future. Concentration risk exists relative to the Company’s accounts receivable, as Owens & Minor, Inc. and Cardinal Health Inc., (the “Distributors”) accounted for approximately 55% and 38% of accounts receivable, respectively as of March 31, 2011 and 38% and 26% of accounts receivable, respectively as of March 31, 2010. While the accounts receivable related to these Distributors may be significant, the Company does not believe the credit risk to be significant given their consistent payment history.

TRADE REBATES

We provide rebates to distributors that sell to end-user customers at prices determined under a contract between the Company and the end-user customer or distributor. The Company deducts all rebates from sales and has a provision for allowances based on historical information for all rebates that have not yet been processed. The provision for trade rebates (which is included in accounts receivable) amounted to $15,206 and $14,497 at March 31, 2011 and 2010, respectively.

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

A summary of property, plant and equipment, net, is as follows:

	March 31,
	2011	2010
Land and buildings	$29,710	$27,546
Property under capital lease	11,409	—
Machinery and equipment	38,651	34,643
Furniture and fixtures	3,813	2,123

	83,583	64,312
Less accumulated depreciation and amortization	29,682	24,496

	$53,901	$39,816

Depreciation is calculated on the straight-line method over the estimated useful lives of the assets as follows:

Buildings	40 years
Machinery and equipment	5 – 20 years
Furniture and fixtures	3 – 10 years

Depreciation and amortization of property, plant and equipment amounted to $5,553, $4,563, and $4,188 for fiscal 2011, 2010 and 2009, respectively.

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

The change in goodwill is as follows:

	March 31,
	2011	2010
Goodwill, beginning balance	$80,699	$80,699
AVID purchase price allocation (note 2)	27,953	—

Goodwill, ending balance	$108,652	$80,699

OTHER INTANGIBLE ASSETS

Other intangible assets, consisting of trademarks, customer relationships, group purchasing organization (“GPO”) contracts, non-competition agreements, software, intellectual property and a supply agreement are amortized according to their useful lives. The book values, accumulated amortization and original useful life by asset class as of March 31, 2011 and 2010 are as follows:

	March 31, 2011
	Gross Carying Value	Accumulated Amortization	Total Net Book Value
Trademarks/Tradenames not subject to amortization	$1,266	$—	$1,266
Trademarks subject to amortization (5 years)	2,100	245	1,855
Customer Relationships (20 years)	43,200	4,607	38,593
GPO Contracts (4 Years)	2,200	2,200	—
Intellectual Property (7 Years)	400	254	146

	$49,166	$7,306	$41,860

	March 31, 2010
	Gross Carying Value	Accumulated Amortization	Total Net Book Value
Trademarks not subject to amortization	$1,266	$—	$1,266
Trademarks subject to amortization (5 years)	—	—	—
Customer Relationships (20 years)	15,700	3,020	12,680
GPO Contracts (4 Years)	2,200	1,892	308
Intellectual Property (7 Years)	400	197	203

	$19,566	$5,109	$14,457

During the year ended March 31, 2011, the Company recorded $2,100 of trademarks subject to amortization and $27,500 of customer relationships in connection with the AVID Medical Inc. (“AVID”) acquisition. The weighted-average remaining amortization period for customer relationships as of March 31, 2011 is approximately 18 years.

Other intangible asset amortization expense amounted to $2,197, $1,429 and $1,538 for fiscal 2011, 2010 and 2009, respectively. Estimated amortization expense related to these intangibles for the five succeeding fiscal years is as follows:

Fiscal Year	Amount
2012	2,637
2013	2,637
2014	2,612
2015	2,580
2016	2,335

$12,801

The Company evaluates trademarks with indefinite lives annually to determine whether events or circumstances continue to support the indefinite useful life. No trademarks were determined to have finite useful lives in any of the periods presented, with the exception of the trademarks acquired in the AVID acquisition, which have a useful life of 5 years.

DEFERRED FINANCING COSTS

We have incurred costs in obtaining financing. These costs of approximately $1,125 as of March 31, 2011 were capitalized in other assets and are being amortized over the life of the related financing arrangements through 2016. Total accumulated amortization was approximately $244 and $280 at March 31, 2011 and 2010, respectively.

INCOME TAXES

We account for income taxes in accordance with the guidance issued under Accounting Standards Codification (“ASC”) 740, Income Taxes with consideration for uncertain tax positions. We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of March 31, 2011, no valuation allowance was necessary for the $2,801 deferred tax assets that existed on the Company’s books.

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

We are subject to taxation in the U.S. and various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service and most state and local authorities for fiscal tax years ending prior to March 31, 2008. Certain state authorities may subject the Company to examination up to the period ending March 31, 2007.

CURRENCY

All of the Company’s sales and purchases were transacted in U.S. dollars.

STOCK-BASED COMPENSATION

We recorded stock-based compensation expense for the cost of non-qualified stock options granted under our stock plans in accordance with the provisions of ASC 718, Stock Compensation. Stock-based compensation expense recognized under the provisions of ASC 718 for these stock options amounted to $719 ($414 after tax) or $.03 per basic and diluted share for the fiscal year ended March 31, 2011, $1,381 ($850 after tax) or $.05 per basic and diluted share for the fiscal year ended March 31, 2010 and $1,261 ($780 after tax) or $.05 per basic and diluted share for the fiscal year ended March 31, 2009.

EARNINGS PER SHARE INFORMATION

Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share is based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on average prices during the year. Excluded from the calculation of earnings per share are options to purchase 1,094,580 shares in fiscal 2011, 827,055 shares in fiscal 2010 and 1,039,875 shares in fiscal 2009, as their inclusion would have been anti-dilutive. Note 10 displays a table showing the computation of basic and diluted earnings per share.

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income consists of two components: net income and other accumulated comprehensive (loss) income. Accumulated other comprehensive (loss) income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s accumulated other comprehensive (loss) income is comprised of an accrued benefit liability relating to the Company’s defined benefit pension plan and the fair value of an interest rate swap agreement.

The following table shows the changes in the components of other comprehensive loss (net of tax effect) for the fiscal years ended March 31, 2011 and 2010:

	March 31, 2011
	Defined benefit pension plan	Accumulated other comprehensive loss
Beginning balance	$(374)	$(374)
Current period change	(63)	(63)

Ending balance	$(437)	$(437)

	March 31, 2010
	Defined benefit pension plan	Accumulated other comprehensive loss
Beginning balance	$(267)	$(267)
Current period change	(107)	(107)

Ending balance	$(374)	$(374)

INTEREST RATE SWAP AGREEMENT

We do not enter into financial instruments for trading or speculative purposes. The principal financial instrument used for cash flow hedging purposes is an interest rate swap. The effective portion of changes in the fair value of the interest rate swap were recorded in “Accumulated Other Comprehensive (Loss) Income”.

In April 2007, we entered into an interest rate swap agreement to manage our exposure to interest rate changes. The swap effectively converts a portion of our variable rate debt under the credit agreement to a fixed rate, without exchanging the notional principal amounts. As of March 31, 2011, we had no outstanding amounts subject to the interest rate swap agreement.

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

Sales to Owens & Minor, Inc. and Cardinal Health Inc., (the “Distributors”) accounted for approximately 56% and 30% of net sales, respectively for fiscal 2011, 40% and 26% of net sales, respectively, for fiscal 2010, and 38% and 22% of net sales, respectively, for fiscal 2009. Although the Distributors may be deemed in a technical sense to be major purchasers of the Company’s products, the Distributors typically serve as a distributor under a purchase order or supply agreement between the customer and the Company and do not purchase for their own accounts. The Company, therefore, does not believe it is appropriate to categorize the Distributors as actual customers.

A significant portion of the Company’s raw materials are purchased from China. All such purchases are transacted in U.S. dollars. The Company’s financial results, therefore, could be impacted by factors such as foreign currency exchange rates or weak economic conditions in foreign countries in the procurement of such raw materials.

FREIGHT AND DISTRIBUTION COSTS

Freight costs, which consist primarily of freight costs paid to third party carriers amounted to $18,477, $15,219 and $17,613 for fiscal 2011, 2010 and 2009, respectively, and are included in cost of sales. Distribution costs, which consist primarily of the salaries, warehousing and related expenses associated with the storing, picking and shipping costs of our products amounted to $7,276, $7,477 and $7,938 for fiscal 2011, 2010 and 2009, respectively, and are included in selling, general and administrative expenses.

PRODUCT DEVELOPMENT COSTS

Product development costs charged to expense were $1,437, $1,209 and $960 for fiscal 2011, 2010 and 2009, respectively.

ADVERTISING COSTS

Advertising costs charged to expenses, as incurred, were $14, $40, and $74 for fiscal 2011, 2010 and 2009, respectively.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

BUSINESS COMBINATIONS

On April 1, 2009, we adopted the provisions of ASC 805, Business Combinations, relating to business combinations, including assets acquired and liabilities assumed arising from contingencies. This pronouncement established principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree as well as provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In addition, this pronouncement eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria and require an acquirer to develop a systematic and rational basis for subsequently measuring and accounting for acquired contingencies depending on their nature. The Company applied this new guidance for the acquisition of AVID.

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On April 1, 2009, we adopted the provisions of ASC 815, Disclosures about Derivative Instruments and Hedging. ASC 815 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, their effect on an entity’s financial position, financial performance and cash flows. As of March 31, 2011, the Company was not engaged in any derivative or hedging activities that are required to be disclosed under the provisions of ASC 815.

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

REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13 which will update ASC 605, Revenue Recognition, and changes the accounting for certain revenue arrangements. The new standard sets forth requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010, which for us was April 1, 2011. The adoption of this new accounting standard did not have a material effect on the Company’s consolidated financial statements.

2. BUSINESS ACQUISITIONS

On August 27, 2010, the Company completed its acquisition of AVID Medical Inc. (“AVID”), a provider of custom procedure trays to the healthcare industry, in which the Company acquired the outstanding shares of common stock of AVID for $62,550. One-time acquisition costs of approximately $1,335 have been expensed in accordance ASC 805, Business Combinations and are included in selling, general and administrative costs for the fiscal year ended March 31, 2011. The amounts of AVID’s net sales and earnings since the date of acquisition have been included in the consolidated statement of operations for fiscal 2011 and amounted to $81,468 and $2,416, respectively. The purpose of this acquisition is to expand our product line offering into custom procedure trays to augment our existing product classes and expand our market presence in clinical care areas of acute care facilities and surgery centers throughout the country.

Under the acquisition method of accounting, the total purchase price was allocated to AVID’s net tangible and intangible assets based on their estimated fair values as of August 27, 2010. The Company recorded the excess of the purchase price over the net tangible and intangible assets as goodwill. The preliminary allocation of the purchase price shown in the table below was based upon management’s preliminary valuation, which is based on estimates and assumptions that are subject to change. The Company is in the process of finalizing these estimates and assumptions, which are primarily related to property and equipment and income taxes. The preliminary estimated purchase price is allocated as follows:

Cash	$25
Accounts receivable, net	11,247
Inventories	9,482
Deferred tax assets	1,202
Other current assets	1,392
Property and equipment, net	16,071
Identifiable intangible assets:
Customer relationships	27,500
Trademarks	2,100

69,019

Less :
Accounts payable and accrued expenses	9,258
Deferred tax liabilities	11,248
Debt, short and long term	13,916

Total fair value of net assets acquired	34,597
Goodwill	27,953

Total purchase price	$62,550

The following unaudited pro forma financial information for fiscal 2011 and 2010 represent the combined results of the Company’s operations as if the acquisition of AVID had occurred on April 1, 2009. Excluded from the pro forma net income and net income per share amounts for the fiscal year ended March 31, 2011 are one-time acquisition costs of $1,335 attributable to the AVID acquisition. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company constituted a single entity during such periods presented.

	March 31,
	2011	2010
Net sales	$418,233	$415,985
Net income	$6,252	$19,546
Net income per share-basic	$0.38	$1.21

Net income per share diluted	$0.38	$1.20

3. INVENTORIES

Inventories, which are stated at the lower of cost (first-in, first-out) or market, consist of the following:

	March 31,
	2011	2010
Finished Goods, net	$28,922	$20,613
Raw Materials	21,519	13,086
Work in Progress, net	4,233	1,161

Total, net	$54,674	$34,860

On a continuing basis, inventory quantities on hand are reviewed and an analysis of the provision for excess and obsolete inventory is performed based primarily on the Company’s sales history and anticipated future demand. Such provision for excess and obsolete inventory approximated $1,415 and $1,540 at March 31, 2011 and 2010, respectively.

4. ASSETS HELD FOR SALE

During fiscal 2009, the Company completed the renovation of its’ new corporate headquarters located in Brentwood, NY and relocated all corporate functions to the facility. As a result of this relocation, the Company committed to a plan to sell its’ executive office building located in Hauppauge, NY.

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

5. INCOME TAXES

Income tax expense consists of the following:

	Fiscal Year Ended March 31,
	2011	2010	2009
Current:
Federal	$1,826	$7,673	($507)
State	672	1,109	267
Deferred	1,323	1,735	3,381

	$3,821	$10,517	$3,141

The following table indicates the significant elements contributing to the difference between the statutory federal tax rate and the Company’s effective tax rate for fiscal years 2011, 2010 and 2009:

	Fiscal Year Ended March 31,
	2011	2010	2009
Statutory rate	35.0%	35.0%	34.0%
State taxes	1.9	3.5	4.8
Net non-deductible (deductible) expenses	5.5	(0.1)	—

Effective tax rate	42.4%	38.4%	38.8%

The components of deferred tax assets and deferred tax liabilities at March 31, 2011 and 2010 are as follows:

	Fiscal Year Ended March 31,
	2011	2010
Deferred tax assets:
Stock-based compensation	$1,584	$1,549
Inventory valuation allowance	735	531
Allowance for doubtful accounts	305	249
Other	177	34

Total deferred tax assets	$2,801	$2,363

Deferred tax liabilities:
Intangibles	$19,963	$12,182
Depreciation and amortization	7,993	3,750

Total deferred tax liabilities	$27,956	$15,932

Net deferred tax liability	$25,155	$13,569

Since April 1, 2007, the Company accounted for uncertain tax positions in accordance with authoritative guidance issued under ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on tax returns should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the future tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the future tax position will be sustained. The Company classifies interest and penalties associated with income taxes as a component of income tax expense on the consolidated statements of operations. Our accrual for interest and penalties was $21 upon adoption of ASC 740 and at March 31, 2011.

As of April 1, 2009, AVID adopted the authoritative guidance issued under ASC 740 to account for uncertain tax positions. No accrual was deemed necessary at the time of adoption or based on the review of the periods prior to the AVID acquisition of March 31, 2010 and August 27, 2010.

The Company (and AVID, prior to acquisition) are no longer subject to U.S. federal income tax examinations by the Internal Revenue Service and most state and local authorities for fiscal tax years ended prior to March 31, 2008. Certain state authorities may subject the Company to examination up to the period ended March 31, 2007.

Prior to year-end, the Company was informed by the IRS that the Federal return for fiscal 2010 will be examined. An initial meeting date has been planned for the future and no projected outcome can be made at this time. The Company has also received audit notifications for the states of Massachusetts and Alabama. Both the Massachusetts examination for the fiscal years ended March 31, 2010, 2009 and 2008 and the state of Alabama examination for the fiscal year end 2008 have not yet commenced and no projected outcome can be predicted at this time.

AVID has been notified by the state of Indiana that fiscal years ended March 31, 2010, 2009 and 2008 will be reviewed. The examination has been postponed by the state examiner and no projected outcome can be determined. During the fiscal year end March 31, 2011, the state of Georgia concluded on a sales tax examination for the fiscal year ended March 31, 2008 which was settled for a minor amount.

The Company had a prior year net operating loss as a result of a previous acquisition which was fully utilized during fiscal year ended March 31, 2010. Upon acquisition, AVID had a net operating loss carryover of $1,600. Upon completing an initial analysis as required by the Internal Revenue Code (“IRC”) Section 382, it was concluded that as a result of the acquisition, AVID experienced a change of ownership as defined in Section 382. Due to the annual limitations imposed by Section 382, the Company will be unable to currently utilize approximately $160 of this net operating loss (NOL) which reflects a prorated amount of the NOL available for annual utilization. The $160 NOL will be able to offset future taxable income without further limitation in a subsequent year.

6. ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,
	2011	2010
Accrued accounts payable	$10,674	$1,501
Employee compensation and benefits	3,615	5,620
Accrued distributor fees	3,186	1,375
Commissions	1,783	1,575
Other accrued liabilities	1,667	985
Freight and duty	721	594
Professional fees	589	566

Total accrued expenses	$22,235	$12,216

7. LEASES

As part of the assets and liabilities acquired as a result of the AVID acquisition, the Company assumed a capital lease obligation for the AVID facility located in Toano, VA. The facility, which includes a 185,000 square foot manufacturing and warehouse building and approximately 12 acres of land, is owned by Micpar Realty, LLC (“Micpar”). AVID’s founder, former CEO and principal stockholder, is a part owner of Micpar and subsequent to the acquisition of AVID was appointed to the Company’s board of directors and entered into an employment agreement with the Company on August 27, 2010. The capital lease requires monthly payments of $119 with increases of 2% per annum. The lease contains provisions for an option to buy after three and five years and expires in March 2029. The effective rate on the capital lease obligation is 9.9%.

The gross and net book value of the capital lease is as follows:

	March 31,
	2011	2010
Capital lease, gross	$11,409	$—
Less: Accumulated amortization	(358)	—

Capital lease, net	$11,051	$—

The amortization associated with the capital lease amounted to $358 in fiscal 2011 and is included in our selling, general and administrative expenses.

The Company also leases certain equipment, vehicles and office facilities under non-cancelable operating leases expiring in various years though fiscal 2016.

As of March 31, 2011, the Company was obligated under non-cancelable operating leases and capital leases for equipment, vehicles and office, warehousing and manufacturing facilities for minimum annual rental payments as follows:

Fiscal Year	Capital Lease	Operating Leases
2012	$1,459	$1,161
2013	1,489	541
2014	1,518	182
2015	1,549	69
2016	1,580	14
Thereafter	23,654	—

Total minimum lease payments	$31,249	$1,967

Less: Amounts representing interest	(17,367)

Present value of minimum lease payments	$13,882
Less: Current portion of capital lease obligation	(92)

Long-term portion of capital lease obligation	$13,790

Rental expense under operating leases amounted to $482, $379 and $461 during fiscal 2011, 2010 and 2009, respectively.

8. LONG-TERM DEBT

Long-term debt consists of the following:

	March 31,
	2011	2010
Revolving Credit Facility (a)	$2,136	$—
Term Loan (a)	72,000	16,875
Industrial Revenue Bond (b)	1,000	1,360

	$75,136	$18,235
Less : current portion	16,360	15,501

Total long-term debt	$58,776	$2,734

(a)	On October 17, 2006, the Company entered into a credit agreement with certain lenders and a bank acting as administration agent for the lenders (the “Prior Credit Agreement”). On August 27, 2010, the Company agreed to amend and restate the Prior Credit Agreement in its entirety and entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) that provides for total borrowings of up to $110,000, consisting of (i) a secured term loan with a principal amount of $80,000 and (ii) a revolving credit facility, which amounts may be borrowed, repaid and re-borrowed up to $30,000.

The term loan was used by the Company to repay an existing term loan provided for in the Prior Credit Agreement and to fund the acquisition of AVID. The revolving credit facility, which expires August 27, 2014, shall be used to finance the working capital needs and general corporate purposes of the Company and its subsidiaries and for permitted acquisitions. Principal payments on the term loan are due and payable in 19 consecutive quarterly installments of $4,000 commencing December 31, 2010 and on the last day of each March, June, September and December thereafter, with the final payment due on August 27, 2015. Both the term loan and revolving credit facility bear interest as established by the Credit Agreement. The average interest rate on the term loan approximated 3.10% and 2.65%, during the fiscal years ended March 31, 2011 and 2010, respectively, and the average interest rate on the revolving credit facility approximated 4.79% and 3.14%, during the fiscal years ended March 31, 2011 and 2010, respectively. The Company’s availability under the revolving credit facility amounts to $27,864 as of March 31, 2011.

Borrowings under this agreement are collateralized by substantially all the assets of the Company, and the agreement contains certain restrictive covenants, which, among other matters, impose limitations with respect to the incurrence of liens, guarantees, mergers, acquisitions, capital expenditures, specified sales of assets and prohibits the payment of dividends. The Company is also required to maintain various financial ratios which are measured quarterly. As of March 31, 2011, the Company is in compliance with all such covenants and financial ratios.

(b)

On July 9, 1997, the Company acquired approximately 32 acres of land located in Arden, North Carolina and an existing 205,000 square foot building located thereon (the “Arden Facility”). The purchase price for the Arden Facility was $2,900, which was paid at closing, with a portion of the proceeds from the issuance and sale by The Buncombe County Industrial Facilities and Pollution Control Financing Authority of its $5,500 Industrial Development Revenue Bonds (Medical Action Industries Inc. Project), Series 1997 (the “Bonds”). Interest on the Bonds is payable on the first business day of each January, April, July and October commencing October 1997 and ending July 2013. Principal payments are due and payable in 60 consecutive quarterly installments of $90 commencing October 1, 1998 and ending July 1, 2013 with a final maturity payment of $190. The Bonds bear interest at a variable rate, determined weekly. The interest rate on the Bonds at March 31, 2011 was .49% per annum. In connection with the issuance of the Bonds, the Company entered into a Letter of Credit and Reimbursement Agreement dated as of July 1, 1997 with a bank for approximately $5,800 (the “Reimbursement Agreement”) to support principal and interest payments of the Bonds and requires payment of an annual fee of .85% of the remaining balance. The Company also entered into a Remarketing Agreement, pursuant to which the Remarketing Agent will use its best efforts to arrange for a sale in the secondary market of such Bonds. The Remarketing Agreement provides for the payment of an annual fee of .125% of the remaining balance. As of March 31, 1998, the Company had used all of the $5,500 proceeds from the Bonds for the purchase and rehabilitation of the Arden Facility and for the acquisition of machinery and equipment.

Maturities of long-term debt for the next five fiscal years are as follows:

Fiscal Year	Amount
2012	$16,360
2013	18,496
2014	16,280
2015	16,000
2016	8,000

Total	$75,136

The Company has unamortized deferred financing costs of $881 and $115 included in other assets, net at March 31, 2011 and 2010, respectively. These costs relate to the Company’s term loan and revolving credit agreement. These costs are being amortized as follows:

Fiscal Year	Amount
2012	$209
2013	198
2014	197
2015	197
2016	80

Total	$881

In April 2007, we entered into an interest rate swap agreement to manage our exposure to interest rate changes. The swap effectively converts a portion of our variable rate debt under the credit agreement to a fixed rate, without exchanging the notional principal amounts. As of March 31, 2011, we had no outstanding amounts subject to the interest rate swap agreement.

9. FAIR VALUE MEASUREMENTS

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2011 and 2010:

	Fair Value Measurements at March 31, 2011
	Carrying Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,691	$1,691	$—	$—
Accounts receivable, net	$32,330	$32,330	$—	$—
Accounts payable	$17,069	$17,069	$—	$—
Current portion of long-term debt	$16,360	$16,360	$—	$—
Long-term debt	$58,776	$58,776	$—	$—

	Fair Value Measurements at March 31, 2010
	Carrying Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$5,641	$5,641	$—	$—
Accounts receivable, net	$18,294	$18,294	$—	$—
Accounts payable	$11,691	$11,691	$—	$—
Current portion of long-term debt	$15,501	$15,501	$—	$—
Long-term debt	$2,734	$2,734	$—	$—

10. EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted net earnings per share computations for fiscal 2011, 2010 and 2009, respectively.

	March 31,
	2011	2010	2009
Numerator:
Income before extraordinary item	$5,192	$16,841	$4,955
Extraordinary loss (net of tax benefit of $617)	(838)	—	—

Net income for basic and diluted earnings per share	$4,354	$16,841	$4,955

Denominator:
Denominator for basic earnings per share – weighted average shares	16,353,778	16,132,161	16,025,369

Effect of dilutive securities:
Employee and director stock options	36,081	142,615	133,331

Denominator for diluted earnings per share – adjusted weighted average shares	16,389,859	16,274,776	16,158,700

Per share basis:
Basic
Income before extraordinary item	$0.32	$1.04	$0.31
Extraordinary loss (net of tax benefit)	(0.05)	—	—

Net income	$0.27	$1.04	$0.31

Diluted
Income before extraordinary item	$0.32	$1.03	$0.31
Extraordinary loss (net of tax benefit)	(0.05)	—	—

Net income	$0.27	$1.03	$0.31

11. STOCKHOLDERS’ EQUITY AND STOCK PLANS

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

STOCK OPTIONS

The Company currently grants stock options under the 1989 Non-Qualified Stock Option Plan (the “Non-Qualified Option Plan”), the 1994 Stock Incentive Plan (the “Incentive Plan”) and the 1996 Non-Employee Director Stock Option Plan (the “Director Plan”). The Non-Qualified Option Plan was approved by the Company’s Board of Directors and stockholders and provides for the grant of stock options with an exercise price equal to the fair market price or at a value that is not less than 85% of the fair market value on the date of grant and are exercisable in three installments on the second, third and fourth anniversary of the date of grant. The Incentive Plan was adopted by the Company’s Board of Directors and stockholders and provides for the granting of incentive stock options, shares of restricted stock and non-qualified stock options to all officers and key employees of the Company and its affiliates at an exercise price that may not be less than the fair market value of a share of common stock at the time of grant. The Director Plan was approved by the stockholders in August 1996 and as amended, grants each non-employee director of the Company an option to purchase 7,500 shares of the Company’s common stock after each year of service. All options granted under the above plans expire from five to ten years from the date of grant unless the employment is terminated, in which event, subject to certain exceptions, the options terminate two months subsequent to date of termination.

RESTRICTED STOCK AWARDS

Grants of restricted stock are common stock awards granted to recipients with specified vesting provisions. The restricted stock issued vests based upon the recipients continued service over time (five-year vesting period). The Company estimates the fair value of restricted stock based on the Company’s closing stock price on the date of grant.

The following is a summary of the changes in restricted stock granted under the 1994 Stock Incentive Plan for the fiscal years presented:

	Fiscal Year Ended March 31,
	2011		2010		2009
	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Beginning Balance	7,499	$14.92	27,186	$14.87	39,374	$14.42
Granted	7,500	$12.58	—	$—	—	$—
Vested	(5,157)	$14.91	(7,031)	$14.90	(12,188)	$14.87
Cancelled	(1,875)	$14.87	(12,656)	$14.81	—	$—

Ending Balance	7,967	$12.74	7,499	$14.92	27,186	$14.87

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

	March 31,
	2011	2010	2009
Expected dividend yield	0%	0%	0%
Expected volatility	60.06%	56.43%	35.65%
Risk-free interest rate	3.31%	3.54%	3.91%
Expected life (years)	5.33	5.33	5.33

STOCK-BASED COMPENSATION EXPENSE

The Company recognized stock-based compensation expense (before deferred income tax benefits) for awards granted under the Company’s stock option plans in the following line items in the consolidated statements of operations for fiscal 2011, 2010 and 2009:

	2011	2010	2009
Cost of sales	$126	$180	$271
Selling, general and administrative expenses	636	1,312	1,177

Stock-based compensation expense before income tax benefits	$762	$1,492	$1,448

Net income from operations and net income were impacted by $439, $918 and $886 in stock-based compensation expense or $.03, $.06 and $.05 per diluted share for fiscal 2011, 2010 and 2009, respectively.

Information regarding the Company’s stock options activity for fiscal 2009, 2010 and 2011 are summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding at March 31, 2008	1,390,062	$12.52
Granted	264,000	15.99
Exercised	(7,500)	11.67
Forfeited	(131,500)	15.88

Options outstanding at March 31, 2009	1,515,062	$12.85

Granted	343,000	10.80
Exercised	(316,250)	9.01
Forfeited	(222,250)	14.93

Options outstanding at March 31, 2010	1,319,562	$12.88

Granted	245,000	11.54
Exercised	(45,750)	3.78
Forfeited	(230,625)	14.74

Options outstanding at March 31, 2011	1,288,187	$12.62	6.0	$46

Exercisable at March 31, 2011	827,312	$13.00	4.6	$46

The total fair value of shares vested during the fiscal year ended March 31, 2011 was $1,119. As of March 31, 2011, there was $2,843 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s plans and is expected to be recognized over a weighted average period of 1.7 years.

Summarized information about stock options outstanding as of March 31, 2011 and 2010 is as follows:

	2011
	Outstanding			Exercisable
Range of Exercise Prices per Common Share	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price per Common Share	Options	Weighted Average Exercise Price per Common Share
$ 2.67 – $10.97	481,937	5.1	$9.64	299,000	$9.09
$10.98 – $19.36	686,050	6.5	13.11	408,112	13.30
$19.37 – $23.27	120,200	6.2	21.72	120,200	21.72

$ 2.67 – $23.27	1,288,187	6.0	$12.62	827,312	$13.00

	2010
	Outstanding			Exercisable
Range of Exercise Prices per Common Share	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price per Common Share	Options	Weighted Average Exercise Price per Common Share
$ 1.39 – $10.39	258,437	3.0	$7.78	231,187	$7.48
$10.40 – $19.39	899,725	7.2	12.77	477,600	12.95
$19.40 – $23.27	161,400	7.2	21.66	85,700	21.68

$ 1.39 – $23.27	1,319,562	6.4	$12.88	794,487	$12.30

The aggregate pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2011 was $46. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for fiscal 2011, 2010 and 2009 amounted to $243, $1,739 and $13, respectively.

The following is a summary of changes in non-vested stock options for the fiscal year ended March 31, 2011:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at April 1, 2010	523,574	$6.27
Granted	245,000	6.40
Forfeited	(164,825)	6.79
Vested	(142,875)	6.22

Non-vested shares at March 31, 2011	460,874	$6.17

The options and bonus shares available for future issuance as of March 31, 2011 are shown below:

	Non-Qualified Option Plan	1994 Stock Incentive Plan	1996 Directors Stock Option Plan	Total
Authorized by Directors and Stockholders	3,975,000	3,525,000	750,000	8,250,000
Options previously exercised	(3,207,187)	(2,025,187)	(100,000)	(5,332,374)
Bonus shares previously granted	—	(93,750)	—	(93,750)
Options outstanding	(434,750)	(750,937)	(102,500)	(1,288,187)

Remaining for future issuance	333,063	655,126	547,500	1,535,689

12. RETIREMENT PLANS

401(k) PLAN

Effective January 1, 2010, the Company amended its 401(k) retirement plan to be subject to the provisions of a “Safe Harbor” 401(k) plan. Under the provisions of the Safe Harbor plan, any discretionary matching company contribution becomes 100% vested upon match. The plan provides for a discretionary match of up to 4% of an eligible employee’s compensation. Under the prior plan, adopted in April 1988, any remaining unvested company discretionary matching contributions are subject to a four (4) year vesting schedule. The Company’s contributions, under both the 1988 plan and the Safe Harbor plan, amounted to $564 in fiscal 2011, $365 in fiscal 2010 and $533 in fiscal 2009.

DEFINED BENEFIT PLAN

The Company acquired a defined benefit pension plan (the “Plan”) with the Medegen Medical Products, LLC (“MMP”) acquisition. The Plan covers certain employees of MMP who are members of the Service Employees International Union. The benefit accruals for the Plan were frozen as of December 31, 1999. The Company’s funding policy is to make the minimum annual contributions required by applicable regulations. Such contributions are expected to amount to $99 during fiscal 2012.

The following table sets forth the Plan’s funded status and amount recognized in the Company’s financial statements as of and for the fiscal years ended March 31, 2011 and 2010:

	2011	2010
Change in projected benefit obligation:
Benefit obligation at beginning of year	$1,314	$1,031
Service cost	—	—
Interest cost	79	76
Actuarial loss	106	245
Benefits paid	(42)	(38)

Benefit obligation at end of year	$1,457	$1,314

Change in plan assets:
Fair value of plan assets at beginning of year	$792	$642
Actual return on plan assets	74	164
Employer contributions	130	24
Benefits paid	(42)	(38)

Fair value of plan assets at end of year	$954	$792

Funded status at end of the year	$(503)	$(522)

Amounts recognized on the balance sheet consist of:
Current liabilities	$(503)	$(522)
Accumulated other comprehensive loss	437	374

Net amount recognized	$(66)	$(148)

The major categories of assets held by the Plan, measured at fair value, as of March 31, 2011 and 2010, were as follows:

	2011	2010
Level 1:
Cash and cash equivalents	$19	$19
Debt securities	595	496
Equity securities	340	277

Total investments	$954	$792

The net periodic pension cost for the years ended March 31, 2011 and 2010 were as follows:

	2011	2010
Service cost – benefits earned during the period	$—	$—
Interest cost on projected benefit obligation	79	76
Loss on assets	(51)	(38)
Net amortization and deferral	20	12

Net periodic pension cost	$48	$50

The following are weighted-average assumptions used to determine benefit obligations as of March 31, 2011 and 2010:

	2011	2010
Discount rate	5.66%	6.14%
Rate of compensation increase	none assumed	none assumed

The following are weighted-average assumptions used to determine net periodic benefit cost for the years ended March 31, 2011 and 2010:

	2011	2010
Discount rate	6.14%	7.48%
Expected long-term return on plan assets	6.00%	6.00%
Rate of compensation increase	none assumed	none assumed

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

Weighted-average asset allocation by asset category as of March 31, 2011 and 2010 were as follows:

	Target Range	2011	2010
Cash	0%-20%	2%	2%
Debt securities	10%-70%	62%	63%
Equity securities	30%-90%	36%	35%

Total		100%	100%

Benefits paid were $42 and $38 for fiscal 2011 and 2010, respectively. The Company estimates the following future benefit payments under the plan for the fiscal years ending March 31:

Fiscal Year	Amount
2012	$43
2013	45
2014	45
2015	45
2016	52
2016-2021	340

13. EXTRAORDINARY LOSS

During fiscal 2011, the Company incurred an extraordinary pre-tax loss of $1,455 relating to inventories damaged as a result of weather-related water damage. The inventories damaged were predominantly patient bedside utensils and did not negatively impact the Company’s service levels with respect to this product class. The Company’s insurance carrier has denied our claim for reimbursement of damages based on the position that the loss was caused by flooding which is not a covered peril. We are currently appealing this decision and our insurance broker has asserted a claim under its errors and omissions policies to provide reimbursement for our loss in the event that our appeal is denied. However, we cannot provide any assurances that any portion of the loss will be covered under our insurance policies or our insurance brokers. Furthermore, any reimbursement of loss associated with the claims submitted under these insurance policies is subject to a deductable of $500.

14. OTHER MATTERS

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

The Company’s international sales were $8,140, $8,319 and $9,096 for fiscal 2011, 2010 and 2009, respectively. The majority of these sales were to customers based in North America.

The Company has entered into agreements with four of its executive officers and a vice president, which provide certain benefits in the event of a change in control of the Company. A “change in control” of the Company is defined as, in general, the acquisition by any person of beneficial ownership of 20% or more of the voting stock of the Company, certain business combinations involving the Company or a change in a majority of the incumbent members of the Board of Directors, except for changes in the majority of such members approved by such members. If, within two years after a change in control, the Company or, in certain circumstances, the executive, terminates his employment, the executive is entitled to a severance payment equal to three times (i) such executive’s highest annual salary within the five-year period preceding termination plus (ii) a bonus increment equal to the average of the two highest of the last five bonuses paid to such executive. In addition, the executive is entitled to the continuation of all employment benefits for a three-year period, the vesting of all stock options and certain other benefits, including payment of an amount sufficient to offset any “excess parachute payment” excise tax payable by the executive pursuant to the provisions of the Internal Revenue Code of any comparable provision of state law. As of March 31, 2011, the estimated potential aggregate compensation payable to these four executive officers and vice president under the Company’s compensation and benefit plans and arrangements in the event of termination of such executive’s employment following a change in control amounted to approximately $9,505.

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

15. SUMMARY OF QUARTERLY FINANCIAL DATA

Selected unaudited, quarterly financial data of the Company for the fiscal years ended March 31, 2011 and 2010 appear below.

	Fiscal 2011 Quarter Ended
	June 30	September 30	December 31	March 31
Net Sales	$66,796	$85,948	$104,477	$105,273
Gross Profit	12,538	14,846	18,422	18,073
Net income	496	469	2,304	1,085
Net income per common share
Basic	$0.03	$0.03	$0.14	$0.07

Diluted	$0.03	$0.03	$0.14	$0.07

	Fiscal 2010 Quarter Ended
	June 30	September 30	December 31	March 31
Net Sales	$70,687	$75,060	$73,176	$71,223
Gross Profit	16,922	17,229	17,215	17,538
Net income	3,650	3,987	4,010	5,194
Net income per common share
Basic	$0.23	$0.25	$0.25	$0.32

Diluted	$0.23	$0.25	$0.25	$0.32

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act) as of March 31, 2011. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, the Company’s disclosure controls and procedures were (i) designed to ensure that material information relating to the Company, is made known to the Company’s Chief Executive Officer and Chief Financial Officer, particularly during the period in which this report was being prepared and (ii) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. See Management’s Annual Report on Internal Control Over Financial Reporting on page 71.

The Company’s independent registered public accounting firm has also issued a report on the Company’s internal control over financial reporting. This report appears on page 72.

ITEM 9B – OTHER INFORMATION

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Medical Action Industries Inc.

We have audited the accompanying consolidated balance sheets of Medical Action Industries Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Action Industries Inc. and subsidiaries as of March 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Medical Action Industries Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated June 1, 2011 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

New York, New York

June 1, 2011

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011. In making this assessment, the Company’s management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our internal control over financial reporting as prescribed above for the periods covered by this report. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, the Company’s internal control over financial reporting is effective.

The Company acquired AVID Medical Inc. effective August 27, 2010. The Company excluded the acquired business from its assessment of the effectiveness of internal control over financial reporting as of March 31, 2011. During fiscal 2011, the acquired business contributed approximately $81,468 or 22.5% of the Company’s total revenues and at March 31, 2011 comprised approximately $40,397 of assets or 13.3% of the Company’s total assets.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Grant Thornton LLP, an independent registered public accounting firm, has issued their report on the Company’s internal control over financial reporting as of March 31, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Medical Action Industries Inc.

We have audited Medical Action Industries Inc. (a Delaware corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include internal control over financial reporting of AVID Medical Inc. (“AVID”), which became a wholly-owned subsidiary of the Company on August 27, 2010, whose net sales constitute 22.5% of the Company’s consolidated net sales for the fiscal year ended March 31, 2011 and whose total assets constitute 13.3% of the Company’s consolidated total assets as of March 31, 2011. As indicated in Management’s Report, AVID was acquired on August 27, 2010 and therefore, management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of AVID.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Medical Action Industries Inc. and subsidiaries as of March 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2011, and our report dated June 1, 2011 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

New York, New York

June 1, 2011

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of the names and ages of all of our directors and executive officers, including all positions and offices they hold with the Company as of June 1, 2011. The Company’s Certificate of Incorporation provides that the board of directors shall consist from between three and eleven members, as determined from time to time by the board, divided into three classes as nearly equal in number as possible. Our executive officers hold office at the pleasure of the board of directors.

Name	Age	Position
Paul D. Meringolo	53	Chairman of the Board (Chief Executive Officer and President)

Eric Liu	51	Vice President of Operations

Charles L. Kelly, Jr.	51	Chief Financial Officer

Richard Setian	51	Vice President of Sales and Marketing

Henry A. Berling	68	Director

William W. Burke	52	Director

Kenneth W. Davidson	64	Director

Kenneth R. Newsome	51	Director

Michael Sahady	72	Director

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

Mr. Charles L. Kelly, Jr. was appointed the Company’s Chief Financial Officer in April 2008 and has more than 25 years of finance and public accounting experience. Prior to joining Medical Action, Mr. Kelly was employed by Chem RX Corporation, an institutional pharmacy serving long-term care facilities, serving as Chief Financial Officer from August 2006 to March 2008. Prior to his position at Chem RX, Mr. Kelly was employed by Spotless Group Ltd., an international provider of industrial and governmental support services and provider of injection molded products and related services to U.S. and European based retailers, serving as Senior Vice President of U.S. Operations (Retailer Services Division) from November 2003 to June 2006 and as Global Vice President of Finance and Administration (Retailer Services Division) from April 1995 through June 2006. Mr. Kelly also worked for several years in the audit department of PriceWaterhouseCoopers. Mr. Kelly holds a B.S. degree in Accounting from the State University of New York, Albany and is a member of the New York State Society of Certified Public Accountants and American Institute of Certified Public Accountants.

Mr. Richard Setian was appointed Vice President of Sales and Marketing in August 2010. He is the former President and Chief Operating Officer of AVID Medical, a custom procedure tray company, where he was employed from 1998 to 2010. Prior to his position at AVID, Mr. Setian served as Corporate Vice President of Marketing and Sales for Isolyser, Inc. and Boundary HealthCare, a division of Maxxim Medical. Mr. Setian also worked for Kendall Healthcare, a billion dollar division of Colgate-Palmolive.

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

Mr. William W. Burke has served as a director since 2004 and as chairman of the audit committee since 2005. He currently serves as Executive Vice President and Chief Financial Officer of IDEV Technologies, an innovator and developer of next generation medical devices for use in interventional radiology, vascular surgery and cardiology. From 2004 through 2007, he served as Executive Vice President and Chief Financial Officer of ReAble Therapeutics. ReAble was sold to The Blackstone Group in a going private transaction in 2006 and acquired by DJO Incorporated in late 2007. Subsequent to the completion of the transaction with DJO, Mr. Burke served as a consultant to Blackstone/DJO. From 2001 to 2004, Mr. Burke served as Chief Financial Officer of Cholestech Corporation. From 1985 to 2001, he was employed by several firms as a senior investment banker with a primary focus on medical technology companies. He received his B.A. degree in Finance from the University of Texas at Austin and his M.B.A. from the University of Pennsylvania’s Wharton Graduate Business School.

Mr. Kenneth W. Davidson, a director of the Company since August 2008 currently serves as Special Venture Partner at Galen Partners, a leading healthcare private equity firm that focuses on growth equity investments in healthcare technology-enabled services, medical devices and specialty pharmaceutical companies. Mr. Davidson retired on December 31, 2008 as Chairman of the Board of Directors of DJO LLP, a global provider of high-quality, orthopedic devices, with a broad range of products used for rehabilitation, pain management and physical therapy with approximately $1 billion in revenues. Prior to DJO, Mr. Davidson served as a Chief Executive Officer, President of ReAble Therapeutics, Inc., a Blackstone portfolio company, and as Chairman, President and CEO of Encore Medical (ReAble’s predecessor), a publicly held orthopedic company since October 2000. Mr. Davidson served as Chairman, President and CEO of Maxxim Medical, Inc., a publicly-held medical supply company, from 1986 to July 2000. Previously, Mr. Davidson held various positions with Intermedics, Inc. a pacemaker equipment manufacturer, Baxter Laboratories, a publicly-held health care product and service company, and Merck & Co., a human and animal health care product company.

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

Mr. Michael Sahady has served as a director since 2010. He is the former Chairman of the Board and CEO of AVID Medical, a custom procedure tray company which he founded in 1998. Mr. Sahady’s experience with the custom procedure tray market extends back to 1976, when he founded MedSurg Industries. MedSurg was the first company to offer custom procedure trays and was the leader in establishing modern sterilization procedures for the trays. It was also the first company in the industry with computerized quoting and inventory management systems. In 1994, Mr. Sahady sold MedSurg to Isolyser, Inc. As the head of Isolyser, he was involved with the acquisitions of White Knight and Microtek (a total of $100 million in revenues), which he successfully integrated into the Isolyser HealthCare Group. Mr. Sahady is active in several HeathCare Executive groups as well as the Entrepreneurship Program at the College of William & Mary in Williamsburg, VA.

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

Nominating and Governance Committee

The Nominating and Governance Committee assists the Board in identifying individuals qualified to become directors under criteria approved by the Board. The committee recommends to the Board the number and names of persons to be proposed by the Board for election as directors at the annual general meeting of stockholders and may also recommend to the Board persons to be appointed by the Board or to be elected by the stockholders to fill any vacancies which occur on the Board. The Nominating and Governance Committee is responsible for periodically reviewing director compensation and benefits, reviewing corporate governance trends, and recommending to the Board any improvements to the Company’s corporate governance guidelines as it deems appropriate. The Nominating and Governance Committee also recommends directors to serve on and to chair the Board Committees and leads the Board’s appraisal process. Mr. Newsome is Chair of the Nominating and Governance Committee.

Director Compensation

Directors’ Fees. Non-employee Directors receive a $2,000 monthly retainer, a $1,000 fee for each board meeting they attend, and a $500 fee for each telephonic Board Meeting they attend. Non-employee Directors also receive a $500 fee for each Committee Meeting they attend that is on the same day as a regular Board meeting (with the exception of the Chairman of each Committee who receives $1,000). For such Committee meetings that non-employee Directors attend that are not on the same day as a regular Board meeting, they receive a $1,000 fee for each meeting (with the exception of the Chairman of each Committee who receives $2,000). For telephonic Committee meetings that non-employee Directors attend, they receive a $500 fee for each meeting (with the exception of the Chairman of each Committee who receives $1,000).

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

ITEM 11 – EXECUTIVE COMPENSATION

See information under the captions “Compensation Discussion and Analysis” and “Executive Compensation” in the Company’s Proxy Statement, which information is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See the information under the captions “Stock Ownership Information” and “Executive Compensation” in the Company’s Proxy Statement, which information is incorporated herein by reference.

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

Those items which are incorporated by reference to the Company’s definitive Proxy Statement relating to the Annual Meeting of Stockholders is scheduled to be held on August 11, 2011. The definitive Proxy Statement will be filed with the Commission not later than 120 days after March 31, 2011, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

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

(a) (3) Exhibits:

Exhibit No.
2.1	Agreement and Plan of Reorganization dated as of August 12, 1994 among Registrant, QuanTech Acquisition Corp. and QuanTech, Inc. (Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1995).

2.2	Purchase Agreement dated as of January 30, 1996 among Registrant, SBW Acquisition Corp., Lawson Mardon Medical Products, Inc. and Lawson Mardon Medical Products, a trading division of Lawson Mardon Packaging UK Ltd. (Exhibit 2 to the Company’s Current Report on Form 8-K dated February 6, 1996).

2.3	Asset Purchase Agreement dated as of March 9, 1999 between Acme United Corporation and Registrant (Exhibit 2 to the Company’s Current Report on Form 8-K dated April 1, 1999).

2.4	Asset Purchase Agreement dated as of October 3, 2001 between Medi-Flex Hospital Products, Inc. and Registrant (Exhibit 2 to the Company’s Current Report on Form 8-K dated November 30, 2001).

2.5	Asset Purchase Agreement dated as of May 9, 2002 between MD Industries Acquisition LLC and Registrant (Exhibit 2 to the Company’s Current Report on Form 8-K dated June 21, 2002).

2.6	Asset Purchase Agreement dated as of August 30, 2002, between Maxxim Medical, Inc. and Registrant (Exhibit 2 to the Company’s Current Report on Form 8-K dated October 25, 2002.

2.7	Membership Interest Purchase Agreement dated as of October 17, 2006 among Registrant, Medegen Holdings, LLC; Medegen Medical Products, LLC; Medegen Newco, LLC; and MAI Acquisition Corp. (Exhibit 2 to the Company’s Current Report on Form 8-K dated October 18, 2006).

2.8	Agreement and Plan of Merger dated August 27, 2010, by and among Registrant, MA Acquisition Inc., AVID Medical, Inc. and Michael Sahady as Stockholder Representative. (Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 30, 2010).

Exhibit No.

3.1	Certificate of Incorporation, as amended. (Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002).

3.2	By-Laws, as amended (Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1988).

10.1+	1996 Non-Employee Director Stock Option Plan, as amended (Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2007).

10.2+	1989 Non-Qualified Stock Option Plan, as amended (Exhibit 10.2 to the Company’s Annual Report on Form 10- K for the year ended March 31, 2007).

10.3+	1994 Stock Incentive Plan, as amended (Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2007).

10.4+	Employment Agreement dated as of February 1, 1993 between the Registrant and Paul D. Meringolo (Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1993).

10.5	Modification Agreement dated as of June 3, 2003 between the Registrant and Paul D. Meringolo (Exhibit 10 to the Company’s Current Report on Form 8-K dated June 3, 2003).

10.6	Letter Agreement dated as of April 13, 2007 between Registrant and Paul D. Meringolo (Exhibit 10 to the Company’s Current Report on Form 8-K dated April 13, 2007).

10.7+	Change in Control Agreement dated as of June 1, 1995 between the Registrant and certain executive officers (Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1995).

10.8	Credit Agreement dated as of October 17, 2006 by the Registrant and JPMorgan Chase Bank, as Administrative Agent. (Exhibit 10 to the Company’s Current Report on Form 8-K dated October 18, 2006).

10.9	Amended and Restated Credit Agreement dated August 27, 2010 by and among Medical Action Industries, Inc., JPMorgan Chase Bank, N.A., Citibank, N.A., HSBC Bank USA, N.A., Sovereign Bank, Wells Fargo Bank, N.A. and the other lenders party thereto. (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 30, 2010).

10.10+	Employment Agreement dated August 27, 2010 by and between AVID Medical, Inc. and Michael Sahady. (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 30, 2010).

10.11+	Form of Amended and Restated Change in Control Agreement by and between Medical Action Industries Inc. and each of Messrs. Meringolo, Kelly and Liu (effective December 31, 2010). (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 6, 2011).

10.12+	Change in Control Agreement by and between Medical Action Industries Inc. and Richard Setian (effective December 31, 2010). (Exhibit 10.2 to the Company Current Report on Form 8-K dated January 6, 2011).

23.1*	Consent of Registered Independent Public Accounting Firm

31.1*	Certification of Chief Executive Officer of Medical Action Industries Inc., as required by Rule 13a – 14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer of Medical Action Industries Inc., as required by Rule 13a – 14(a) of the Securities Exchange Act of 1934.

32.1*#	Certification of Chief Executive Officer and Chief Financial Officer of Medical Action Industries Inc., pursuant to 18 U.S.C. §1350.

99.1*	Additional Exhibit – Undertakings

*	Filed herewith

+	Identifies management contracts and compensatory plans and arrangements

#	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of June, 2011.

MEDICAL ACTION INDUSTRIES INC.

By:	/s/ Paul D. Meringolo
Paul D. Meringolo
Chairman of the Board
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on June 1, 2011 by the following persons in the capacities indicated:

/s/ Paul D. Meringolo Paul D. Meringolo	Chairman of the Board Chief Executive Officer, President

/s/ Charles L. Kelly Jr. Charles L. Kelly, Jr.	Chief Financial Officer Corporate Secretary

/s/ Henry A. Berling Henry A. Berling	Director

/s/ William W. Burke William W. Burke	Director

/s/ Kenneth W. Davidson Kenneth W. Davidson	Director

/s/ Kenneth R. Newsome Kenneth R. Newsome	Director

/s/ Michael Sahady Michael Sahady	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM ON SCHEDULE

Board of Directors and Stockholders

Medical Action Industries Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Medical Action Industries Inc. and subsidiaries (the “Company”) referred to in our report dated June 1, 2011, which is included in the annual report to security holders and included in Item 8 of this Form 10-K. Our audits of the basic financial statements included the financial statement scheduled listed in the index appearing under Item 15(a)(2), which is the responsibility of the Company’s management. In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

New York, New York

June 1, 2011

SCHEDULE II

MEDICAL ACTION INDUSTRIES INC.

Valuation and Qualifying Accounts

Fiscal Years Ended March 31, 2011, 2010 and 2009

Description	Balance at Beginning of Year	Gross Amount Charged to Costs and Expenses	Charged to Other Accounts	Other Charges / (Deductions)		Balance at End of Year
Year Ended March 31, 2011
Allowance for doubtful accounts	$659	$145	$—	$—		$804
Reserve for slow moving and obsolete inventory	1,540	428	—	(553	)(b)	1,415

	$2,199	$573	$—	$(553)		$2,219

Year Ended March 31, 2010
Allowance for doubtful accounts	$663	$72	$—	$(76	)(a)	$659
Reserve for slow moving and obsolete inventory	1,502	510	—	(472	)(b)	1,540

	$2,165	$582	$—	$(548)		$2,199

Year Ended March 31, 2009
Allowance for doubtful accounts	$585	$72	$—	$6	(a)	$663
Reserve for slow moving and obsolete inventory	891	1,069	—	(458	)(b)	1,502

	$1,476	$1,141	$—	$(452)		$2,165

(a)	Write off of uncollected accounts
(b)	Disposal of slow moving and obsolete inventory

S-1