Form 10-Q
period 2011-06-30
MEDICAL ACTION INDUSTRIES INC
filed 2011-08-05
CIK 748270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

16,390,628 shares of common stock are issued and outstanding as of August 5, 2011.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MEDICAL ACTION INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	June 30,	March 31,
	2011	2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,862	$1,691
Accounts receivable, less allowance for doubtful accounts of $782 at June 30, 2011 and $804 at March 31, 2011	31,252	32,330
Inventories, net	53,530	54,674
Prepaid expenses	2,037	1,702
Deferred income taxes	2,871	2,801
Prepaid income taxes	1,361	1,938
Other current assets	1,755	1,637

Total current assets	94,668	96,773

Property, plant and equipment, net	52,638	53,901
Goodwill, net	108,652	108,652
Other intangible assets, net	41,201	41,860
Other assets, net	3,245	3,319

Total assets	$300,404	$304,505

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,329	$17,069
Accrued expenses	20,081	22,235
Current portion of capital lease obligation	101	92
Current portion of long-term debt	16,360	16,360

Total current liabilities	50,871	55,756

Deferred income taxes	27,956	27,956
Capital lease obligation, less current portion	13,757	13,790
Long-term debt, less current portion	59,100	58,776

Total liabilities	151,684	156,278

STOCKHOLDERS’ EQUITY:
Common stock - 40,000,000 shares authorized, $.001 par value; issued and outstanding 16,390,628 shares at June 30, 2011 and 16,383,128 shares at March 31, 2011	16	16
Additional paid-in capital	34,029	33,799
Accumulated other comprehensive loss	(437)	(437)
Retained earnings	115,112	114,849

Total stockholders’ equity	148,720	148,227

Total liabilities and stockholders’ equity	$300,404	$304,505

The accompanying notes are an integral part of these condensed financial statements.

MEDICAL ACTION INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	Three Months Ended June 30,
	2011	2010
	(Unaudited)
Net sales	$106,473	$66,796
Cost of sales	89,501	54,258

Gross profit	16,972	12,538

Selling, general and administrative expenses	15,428	10,151

Operating income	1,544	2,387

Interest expense, net	1,117	126

Income before income taxes and extraordinary item	427	2,261
Income tax expense	164	869

Income before extraordinary item	263	1,392
Extraordinary loss (net of tax benefit of $559)	—	(896)

Net income	$263	$496

Per share basis:
Basic
Income before extraordinary item	$0.02	$0.09
Extraordinary loss (net of tax benefit)	$—	$(0.06)

Net income	$0.02	$0.03

Diluted
Income before extraordinary item	$0.02	$0.08
Extraordinary loss (net of tax benefit)	$—	$(0.05)

Net income	$0.02	$0.03

The accompanying notes are an integral part of these condensed financial statements.

MEDICAL ACTION INDUSTRIES INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED JUNE 30, 2011

(Unaudited)

(dollars in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at March 31, 2011	16,383,128	$16	$33,799	($437)	$114,849	$148,227
Exercise of stock options	7,500	—	20	—	—	20
Amortization of deferred compensation	—	—	6	—	—	6
Tax benefit from vesting of stock under restricted management stock bonus plan and exercise of options	—	—	20	—	—	20
Stock-based compensation	—	—	184	—	—	184
Net income	—	—	—	—	263	263

Balance at June 30, 2011	16,390,628	$16	$34,029	($437)	$115,112	$148,720

The accompanying notes are an integral part of this condensed financial statement.

MEDICAL ACTION INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Three Months Ended June 30,
	2011	2010
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$263	$496
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary loss	—	1,455
Depreciation	1,461	1,085
Amortization	1,097	539
Increase in allowance for doubtful accounts	3	3
Deferred income taxes	—	136
Stock-based compensation	190	72
Excess tax liability from stock-based compensation	(70)	—
Tax benefit from vesting of stock under restricted management stock bonus plan and exercise of stock options	20	8
Changes in operating assets and liabilities:
Accounts receivable	1,075	11
Inventories	1,144	(4,042)
Prepaid expenses and other current assets	(453)	(502)
Other assets	(367)	(59)
Accounts payable	(2,740)	913
Prepaid income taxes	577	131
Accrued expenses	(2,154)	(2)

Net cash provided by operating activities	46	244

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(198)	(847)
Proceeds from sale of property and equipment	3	—

Net cash used in investing activities	(195)	(847)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit and long-term borrowings	12,202	12,460
Principal payments on revolving line of credit and long-term borrowings	(11,878)	(15,685)
Principal payments on capital lease obligation	(24)	—
Proceeds from exercise of stock options	20	65

Net cash provided by (used in) financing activities	320	(3,160)

Net increase (decrease) in cash and cash equivalents	171	(3,763)
Cash and cash equivalents at beginning of period	1,691	5,641

Cash and cash equivalents at end of period	$1,862	$1,878

Supplemental disclosures:
Interest paid	$950	$119
Income taxes (refunded) paid	$(362)	$36

The accompanying notes are an integral part of these condensed financial statements.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Medical Action Industries Inc. (“Medical Action” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012. For further information, refer to the financial statements and footnotes thereto included in the Company’s 2011 Annual Report on Form 10-K.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements as well as the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimated. Significant estimates made by the Company include the allowance for doubtful accounts, inventory valuation, fair value of stock-based compensation, income taxes, valuation of long-lived assets, accrued sales incentives and rebate reserves. A summary of the Company’s significant accounting policies is identified in Note 1 “Organization and Summary of Significant Accounting Policies” of the Company’s 2011 Annual Report on Form 10-K. Users of financial information produced for interim periods are encouraged to refer to the notes contained in the 2011 Annual Report on Form 10-K when reviewing interim financial results. There have been no changes to the Company’s significant accounting policies or to the assumptions and estimates involved in applying these policies. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. All dollar amounts presented in our notes to condensed consolidated financial statements are presented in thousands, except share and per share data.

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

There have been no material changes to our significant accounting policies and estimates from the information provided in Note 1 “Organization and Summary of Significant Accounting Policies” of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Note 3. Recently Issued Accounting Pronouncements

Goodwill Impairment Testing

Goodwill is tested for impairment using a two-step approach. Initially, the fair value of a reporting unit is compared to its carrying amount. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit; a second step of comparing the carrying amount to its implied fair value is required, as this is an indication that the reporting unit goodwill may be impaired. The new standard sets forth a requirement that the second step test must be performed in circumstances where a reporting unit has a zero or negative carrying amount and there are qualitative factors, such as those used to determine whether a triggering event would require an interim goodwill impairment test, which indicate that it is more likely than not that an impairment exists. The new standard is effective for Annual Reporting periods beginning after December 15, 2010, which for us was April 1, 2011. Currently, none of our reporting units have a zero or negative carrying amount. As a result, the adoption of this standard will not have an immediate impact on the manner in which we conduct our impairment testing.

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

Note 4. Inventories

Inventories, which are stated at the lower of cost (determined by means of the first in, first out method) or market, consist of the following:

	June 30, 2011	March 31, 2011
Finished Goods, net	$24,746	$28,922
Work in Progress, net	4,972	4,233
Raw Materials, net	23,812	21,519

Total Inventories, net	$53,530	$54,674

On a continuing basis, inventory quantities on hand are reviewed and an analysis of the provision for excess and obsolete inventory is performed based primarily on the Company’s sales history and anticipated future demand. The reserve for excess and obsolete inventory amounted to approximately $1,453 at June 30, 2011 and $1,415 at March 31, 2011.

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

Under the acquisition method of accounting, the total purchase price was allocated to AVID’s net tangible and intangible assets based on their estimated fair values as of August 27, 2010. The Company recorded the excess of the purchase price over the net tangible and intangible assets as goodwill. The preliminary allocation of the purchase price shown in the table below was based upon management’s preliminary valuation, which is based on estimates and assumptions that are subject to change. The Company is in the process of finalizing these estimates and assumptions, which are primarily related to property and equipment and income taxes. As of June 30, 2011, the preliminary estimated purchase price is allocated as follows:

Cash	$25
Accounts receivable	11,247
Inventories	9,482
Deferred tax assets	1,202
Other current assets	1,392
Property and equipment	16,071
Identifiable intangible assets:
Customer relationships	27,500
Trademarks	2,100

69,019
Less:
Accounts payable and accrued expenses	9,258
Deferred tax liabilities	11,248
Debt, short and long-term	13,916

Total fair value of net assets acquired	34,597

Goodwill	27,953

Total purchase price	$62,550

The following unaudited pro forma financial information for the three months ended June 30, 2011 and 2010 represent the combined results of the Company’s operations as if the acquisition of AVID had occurred on April 1, 2010. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company constituted a single entity during such periods presented.

	Three months ended
	June 30,
	2011	2010
Net sales	$106,473	$101,191
Income before extraordinary item and income taxes	$427	$3,584
Net income	$263	$1,296
Net income per share - basic	$0.02	$0.08

Net income per share - diluted	$0.02	$0.08

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

The gross and net book value of the capital lease is as follows:

	June 30, 2011	March 31, 2011
Capital lease, gross	$11,409	$11,409
Less: Accumulated amortization	512	358

Capital lease, net	$10,897	$11,051

The amortization expense associated with the capital lease is included in our selling, general and administrative expenses and amounted to $154 and $0 for the three months ended June 30, 2011 and 2010, respectively.

As of June 30, 2011 the capital lease requires monthly payments of $122 with increases of 2% per annum. The lease contains provisions for an option to buy after three and five years and expires in March 2029. The effective rate on the capital lease obligation is 9.9%.

The following is a schedule by years of the future minimum lease payments under the capital lease as of June 30, 2011:

Fiscal Year	Capital Lease Payments
2012	$1,467
2013	1,496
2014	1,526
2015	1,556
2016	1,588
Thereafter	23,250

Total minimum lease payments	30,883
Less: Amounts representing interest	17,025

Present value of minimum lease payments	13,858
Less: Current portion of capital lease obligation	101

Long-term portion of capital lease obligation	$13,757

Note 7. Goodwill and Intangible Assets

There was no change in the goodwill balance during the three months ended June 30, 2011. The goodwill balance at June 30, 2011 and March 31, 2011 was $108,652.

At June 30, 2011, other intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Trademarks/Tradenames not subject to amortization	$1,266	$—	$1,266
Trademarks subject to amortization (5 years)	2,100	350	1,750
Customer Relationships (20 years)	43,200	5,147	38,053
Intellectual Property (7 years)	400	268	132

Total Other Intangible Assets, net	$46,966	$5,765	$41,201

At March 31, 2011, other intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Trademarks/Tradenames not subject to amortization	$1,266	$—	$1,266
Trademarks subject to amortization (5 years)	2,100	245	1,855
Customer Relationships (20 years)	43,200	4,607	38,593
Intellectual Property (7 years)	400	254	146

Total Other Intangible Assets, net	$46,966	$5,106	$41,860

The Company recorded amortization expense related to the above amortizable intangible assets of $659 and $349 for the three months ended June 30, 2011 and 2010, respectively. The estimated aggregate amortization expense for the cumulative five years ending June 30, 2016 amounts to $12,682.

Note 8. Credit Facilities and Long-Term Debt

Long-term debt consists of the following:

	June 30,	March 31,
	2011	2011
Revolving Credit Agreement (a)	$6,550	$2,136
Term Loan (a)	68,000	72,000
Industrial Revenue Bond (b)	910	1,000

	$75,460	$75,136
Less: current portion	16,360	16,360

Total long-term debt	$59,100	$58,776

(a)	On October 17, 2006, the Company entered into a credit agreement with certain lenders and a bank acting as administration agent for the lenders (the “Prior Credit Agreement”). On August 27, 2010, the Company agreed to amend and restate the Prior Credit Agreement in its entirety and enter into an Amended and Restated Credit Agreement (the “Credit Agreement”) that provides for total borrowings of up to $110,000, consisting of (i) a secured term loan with a principal amount of $80,000 and (ii) a revolving credit facility, which amounts may be borrowed, repaid and re-borrowed up to $30,000. The Credit Agreement was amended as of June 28, 2011 to adjust certain covenants and financial ratios.

The term loan was used by the Company to repay an existing term loan provided for in the Prior Credit Agreement and to fund the acquisition of AVID. The revolving credit facility, which expires August 27, 2014, will be used to finance the working capital needs and general corporate purposes of the Company and its subsidiaries and for permitted acquisitions. Principal payments on the term loan are due and payable in 18 consecutive quarterly installments of $4,000 on the last day of each March, June, September and December thereafter, with the final payment due on August 27, 2015. Both the term loan and revolving credit facility bear interest as established by the Credit Agreement. The average interest rate on the term loan approximated 3.25% and 2.34%, during the three months ended June 30, 2011 and 2010, respectively, and the average interest rate on the revolving credit facility approximated 5.25% and 3.50%, during the three months ended June 30, 2011 and 2010, respectively. The Company’s availability under the revolving credit facility amounts to $23,450 as of June 30, 2011.

Borrowings under this agreement are collateralized by substantially all the assets of the Company, and the agreement contains certain restrictive covenants, which, among other matters, impose limitations with respect to the incurrence of liens, guarantees, mergers, acquisitions, capital expenditures, specified sales of assets and prohibits the payment of dividends. The Company is also required to maintain various financial ratios which are measured quarterly. As of June 30, 2011, the Company is in compliance with all such covenants and financial ratios.

(b)	Amounts payable represent principal payments due in connection with the issuance and sale by The Buncombe County Industrial Facilities and Pollution Control Financing Authority of its $5,500 Industrial Development Revenue Bonds (Medical Action Industries Inc. Project), Series 1997 (the “Bonds”). Principal payments are due and payable in 60 consecutive quarterly installments of $90 commencing October 1, 1998 and ending July 1, 2013 with a final maturity payment of $190. The Bonds bear interest at a variable rate, determined weekly. The average interest rate on the Bonds approximated 0.40% and 0.50%, during the three months ended June 30, 2011 and 2010, respectively.

Note 9. Stock-Based Compensation Plans

The Company has various stock-based compensation plans, which are more fully described in Note 11 “Stockholders’ Equity and Stock Plans” of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

The Company recognized stock-based compensation (exclusive of deferred tax benefits) for awards granted under the Company’s Stock Option Plans in the following line items in the Consolidated Statements of Operations:

	Three Months Ended June 30,
	2011	2010
Cost of sales	$17	$41
Selling, general and administrative expenses	173	31

Stock-based compensation expense before income tax benefits	$190	$72

Net income was impacted by $117 (after tax) or $.01 per diluted share, in stock-based compensation expense for the three months ended June 30, 2011 and $44 (after tax) or $.00 per diluted share, in stock-based compensation expense for the three months ended June 30, 2010.

No stock options were granted during the three months ended June 30, 2011.

The Company granted 215,000 stock options to employees during the three months ended June 30, 2010, which vest 25% during the three months ended June 30, 2012, 25% during the three months ended June 30, 2013 and 50% during the three months ended June 30, 2014, expire 10 years from date of grant (during the three months ended June 30, 2020), have a weighted average exercise price equal to $11.89, have a weighted average remaining contractual term of 8.9 years and weighted average grant date fair value of $6.60 per share determined based upon a Black-Scholes valuation model (refer to the table below for assumptions used to determine fair value).

The fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options granted during the respective periods using the Black-Scholes option valuation model were as follows:

	Three Months Ended June 30,
	2011	2010
Dividend yield	n/a	0%
Weighted-average expected volatility	n/a	60.1%
Risk-free interest rate	n/a	3.3%
Expected life of options (in years)	n/a	5.33
Fair value of options granted	n/a	$6.60

The following is a summary of restricted stock activity in our 1994 Stock Incentive Plan for the three months ended June 30, 2011:

	Shares	Weighted Average Grant Price
Non-Vested at March 31, 2011	7,967	$12.74
Granted	—	$—
Vested	(467)	$15.31
Forfeited	—	$—

Non-Vested at June 30, 2011	7,500	$12.58

Grants of restricted stock are common stock awards granted to recipients with specified vesting provisions. The restricted stock issued vests based upon the recipients continued service over time (five-year vesting period). The Company estimates the fair value of restricted stock based on the Company’s closing stock price on the date of grant.

The following is a summary of the changes in outstanding options for all of the Company’s plans during the three months ended June 30, 2011:

	Shares	Weighted Average Exercise Price	Remaining Weighted Average Contract Life (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2011	1,328,937	$12.54	6.1	$46
Granted	—	—
Exercised	(7,500)	2.67
Forfeited	—	—

Outstanding at June 30, 2011	1,321,437	$12.60	5.9	$2

Options exercisable at June 30, 2011	929,812	$13.17	4.8	$2

The total intrinsic value of options exercised during the three months ended June 30, 2011 and 2010 was $47 and $14, respectively. As of June 30, 2011, there was approximately $2,389 of total ASC 718, Compensation-Stock Compensation unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Company’s plans and that cost is expected to be recognized over a period of 2 years.

The following is a summary of the changes in non-vested stock options for the three months ended June 30, 2011:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at March 31, 2011	501,625	$6.13
Granted	—	$—
Forfeited	—	$—
Vested	(110,000)	$6.23

Non-vested shares at June 30, 2011	391,625	$6.10

Note 10. Income Taxes

The Company’s provision for income taxes as a percentage of pretax earnings from continuing operations (“effective tax rate”) was 38.5% for the three months ended June 30, 2011, as compared to 38.4% for the three months ended June 30, 2010. Generally, fluctuations in the effective tax rate are primarily due to changes in state taxes.

In accordance with the provisions of ASC 740, Income Taxes, we recognize in our financial statements only those tax positions that meet the more-likely-than-not-recognition threshold. We establish tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in our consolidated statements of operations. Our accrual for interest and penalties was $21 upon adoption of ASC 740 and at June 30, 2011.

Note 11. Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common shares. Diluted earnings per share are based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average prices during the periods. Excluded from the calculation of earnings per share are options to purchase 1,218,687 shares for the three months ended June 30, 2011 and 783,682 shares for the three months ended June 30, 2010, as their inclusion would not have been dilutive.

The following is a reconciliation of the numerator and denominator of the basic and diluted net earnings per share computations for the three months ended June 30, 2011 and 2010, respectively.

	Three Months Ended June 30,
	2011	2010
Numerator:
Income before extraordinary item	$263	$1,392
Extraordinary loss (net of tax benefit of $559)	—	(896)

Net income for basic and diluted earnings per share	$263	$496

Denominator:
Denominator for basic earnings per share - weighted average shares	16,390,461	16,341,927

Effect of dilutive securities:
Employee and director stock options	1,646	97,112

Denominator for diluted earnings per share - adjusted weighted average shares	16,392,107	16,439,039

Per share basis:
Basic
Income before extraordinary item	$0.02	$0.09
Extraordinary loss (net of tax benefit)	—	(0.06)

Net income	$0.02	$0.03

Diluted
Income before extraordinary item	$0.02	$0.08
Extraordinary loss (net of tax benefit)	—	(0.05)

Net income	$0.02	$0.03

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

The estimated fair values of our financial instruments at June 30, 2011 and March 31, 2011 are as follows:

	June 30, 2011
	Carrying Amount	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,862	$1,862	$—	$—
Accounts receivable, net	$31,252	$31,252	$—	$—
Accounts payable	$14,329	$14,329	$—	$—
Current portion of long-term debt	$16,360	$16,360	$—	$—
Long-term debt	$59,100	$59,100	$—	$—

	March 31, 2011
	Carrying Amount	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,691	$1,691	$—	$—
Accounts receivable, net	$32,330	$32,330	$—	$—
Accounts payable	$17,069	$17,069	$—	$—
Current portion of long-term debt	$16,360	$16,360	$—	$—
Long-term debt	$58,776	$58,776	$—	$—

Note 13. Extraordinary Loss

During the three months ended June 30, 2010, the Company incurred an extraordinary pre-tax loss of $1,455 relating to inventories damaged as a result of weather-related water damage. The inventories damaged were predominantly patient bedside disposables and did not negatively impact the Company’s service levels with respect to this product class. The Company is currently in negotiations for reimbursement of damages. However, we cannot provide any assurances that any portion of the loss will be covered under our insurance policies or our insurance brokers. Furthermore, any reimbursement of loss associated with the claims submitted under these insurance policies is subject to a deductible of $500.

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

Important factors and risks that could cause actual results to differ materially from those referred to in the forward-looking statements include, but are not limited to, the effect of economic and market conditions, the impact of the consolidation throughout the healthcare supply chain, volatility of raw material costs, volatility in oil prices, foreign currency exchange rates, the impact of healthcare reform, opportunities for acquisitions and the Company’s ability to effectively integrate acquired companies, the ability of the Company to maintain its gross profit margins, the ability to obtain additional financing to expand the Company’s business, the failure of the Company to successfully compete with the Company’s competitors that have greater financial resources, the loss of key management personnel or the inability of the Company to attract and retain qualified personnel, the impact of current or pending legislation and regulation, as well as the risks described from time to time in the Company’s filings with the Securities and Exchange Commission, which include this report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

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

Our growth strategy has included both acquisitions and expansion of existing product lines. On August 27, 2010, we acquired AVID Medical Inc. (“AVID”) which markets and assembles custom procedure trays. AVID’s net sales were $33,597 for the three months ended June 30, 2011. We had previously made both custom and standard minor procedure kits and trays. The acquisition of AVID significantly expanded our product line offerings within the Clinical Care market, increased our sales team and provided opportunities to cross sell our existing product lines. We have supply agreements with substantially every major GPO and IDN in the country including Novation, Premier and MedAssets. A majority of the acute care facilities that we sell to belong to at least one GPO. The supply agreements we have been awarded through these GPO’s designate the Company as a sole-source or multi-source provider for substantially all of our product offerings. We consider our relationships with the GPO’s and IDN’s that we conduct business with to be valuable intangible assets. The supply agreements with GPO’s and IDN’s typically have no minimum purchase requirements and terms of one to three years that can be terminated on ninety days advance notice. While the acute care facilities associated with the GPO’s and IDN’s are not obligated to purchase our product offerings, many of these supply agreements have resulted in unit sales growth for the Company. We were recently recognized for performance excellence by the two largest GPO’s in the healthcare industry, Novation and Premier. Acute care facility orders purchased through our supply agreements with these two GPO’s accounted for $32,209 or 30% of our total net sales for the three months ended June 30, 2011.

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

During the three months ended June 30, 2011 and 2010, we reported revenues of $106,473 and $66,796, respectively. Our net income and earnings per diluted share during the three months ended June 30, 2011 and 2010 were $263 or $0.02 per diluted share, and $496 or $0.03 per diluted share, respectively. Net income during the three months ended June 30, 2010 was adversely affected by weather-related water damage to an offsite warehouse of $1,455.

The following table sets forth certain operational data (in dollars and as a percentage of net sales) for the three months ended June 30, 2011 and 2010:

	June 30, 2011	Percent of Net Sales	June 30, 2010	Percent of Net Sales
Net Sales	$106,473	100.0%	$66,796	100.0%
Cost of Sales	89,501	84.1%	54,258	81.2%

Gross Profit	16,972	15.9%	12,538	18.8%
Selling, General and Administrative Expenses	15,428	14.5%	10,151	15.2%

Operating Income	1,544	1.5%	2,387	3.6%

Interest Expense, net	1,117	1.0%	126	0.2%

Income Before Income Taxes and Extraordinary Item	427	0.4%	2,261	3.4%
Income Tax Expense	164	0.2%	869	1.3%

Income Before Extraordinary Item	263	0.2%	1,392	2.1%
Extraordinary Loss (Net of Tax Benefit of $559)	—	—	(896)	(1.3)%

Net Income	$263	0.2%	$496	0.7%

The following table sets forth net sales by market for the three months ended June 30, 2011 and 2010:

	June 30, 2011	June 30, 2010	Increase (decrease) compared to prior year
Clinical Care Market Sales	$70,726	$31,945	$38,781
Patient Care Market Sales	38,837	36,801	2,036
Sales Related Adjustments	(3,090)	(1,950)	(1,140)

Total Net Sales	$106,473	$66,796	$39,677

THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THREE MONTHS ENDED JUNE 30, 2010:

The following table sets forth net sales by market for the three months ended June 30, 2011 and 2010:

	June 30, 2011	June 30, 2010	Increase (decrease) due to price / mix	Increase (decrease) due to volume / mix
Clinical Care Market Sales	$70,726	$31,945	$763	$38,018
Patient Care Market Sales	38,837	36,801	(664)	2,700
Sales Related Adjustments	(3,090)	(1,950)	(1,067)	(73)

Total Net Sales	$106,473	$66,796	$(968)	$40,645

Net sales were $106,473 and $66,796 during the three months ended June 30, 2011 and 2010, respectively. The increase in net sales includes $33,597 in sales of custom procedure trays acquired through the AVID acquisition. Excluding the custom procedure tray products we experienced an overall increase in net sales during the three months ended June 30, 2011 of $6,080. The increase in net sales, excluding custom procedure tray products, was comprised of an increase in the average selling prices of our products in the amount of $379, and an increase in unit sales in the amount of $5,701. The increase in average selling prices resulted principally from price increases implemented on our operating room disposable products. These increases were partially offset by declining average selling prices on our containment systems for medical waste and patient bedside disposable products. These declines resulted principally from competitive pressures, the renewal of certain GPO supply agreements and a change in mix of products purchased by our customers. The increase in unit sales was predominantly attributable to higher domestic market penetration within our patient bedside disposable and operating room disposable products.

During the three months ended June 30, 2010 our net sales were $66,796 which compares unfavorably to net sales reported during the three months ended September 30, 2010, December 31, 2010, March 31, 2011, and June 30, 2011, excluding custom procedure trays, of $71,810, $71,373, $71,048, and $72,876, respectively. The lower sales volume during the first quarter of fiscal 2011 was the result of ordering patterns by distributors during the fourth quarter of fiscal 2010, competitive pressures and the renewal of a GPO contract for patient bedside disposable products from a sole source to a dual source which resulted in lower sales prices and a reduction in units sold.

Gross profit was $16,972 and $12,538 during the three months ended June 30, 2011 and 2010, respectively, representing an increase of $4,434 or 35.4%. Gross profits as a percentage of net sales were 15.9% during the three months ended June 30, 2011 and 18.8% during the three months ended June 30, 2010. Increased sales volume of $33,597 in sales of custom procedure trays acquired through the AVID acquisition increased gross profits. However, we experienced a decline in gross profits on our remaining product lines within our Clinical Care market as well as product lines within our Patient Care market of $1,406 during the three months ended June 30, 2011 when compared to the three months ended June 30, 2010. The decline in gross profits was attributable to the mix of products sold and an increase in costs of raw materials resulting from rising global commodity prices. These increased costs were partially offset by increases in pricing to our customers and improved productivity in our manufacturing facilities.

Resin-related product lines which include containment systems for medical waste, patient bedside disposable products and laboratory products product lines, represent approximately 36% of the Company’s revenues for the three months ended June 30, 2011. The primary raw material utilized in the manufacture of these products is plastic resin. We have experienced volatility in resin costs consistent with global market prices of oil during the past several years. In any given year we may purchase approximately 45 million pounds of resin. Our gross margins during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 were unfavorably impacted by $1,738 due to higher resin prices.

During the three months ended June 30, 2011, we imported approximately $15,504 of finished goods and certain raw materials from overseas vendors, principally China. Our main imports are operating room products, which include operating room towels and laparotomy sponges, minor procedure kits and trays and surgical instruments used in our minor procedure kits and trays and certain containment products and patient bedside disposable products that we do not produce domestically. The products we have produced in China include cotton and plastic resin as raw materials.

The cost of cotton has increased to record levels over the past year. The cost of cotton on the international market has more than doubled over the past twelve months. While the Company does not directly purchase unfinished cotton and convert the material into finished goods, it is the primary raw material utilized in the production of our operating room towels and laparotomy sponges. The volume of cotton included in these products is estimated to be approximately 11 million pounds per annum. Our gross margins during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 were unfavorably impacted by $1,552 due to higher costs of products sourced from overseas vendors.

In response to the increase in material costs during fiscal 2011 we have implemented price increases on certain cotton and resin based products. We have been limited in our ability to pass all raw material price increases on to our customers. Due to competitive market conditions and indications that cotton prices will start to decline during the latter part of fiscal 2012, we have passed on price increases that we believe will be sustainable. Net sales during the three months ended June 30, 2011 include approximately $700 of price increases to our customers.

Selling, general and administrative expenses amounted to $15,428 and $10,151 during the three months ended June 30, 2011 and 2010, respectively. The increase of $5,277 or 52.0% is primarily attributable to selling, general and administrative expenses added as a result of the AVID acquisition. Included in our selling, general, and administrative expenses were $265 in various recall-related expenses incurred during the three months ended June 30, 2011. These recalls were for products manufactured by an outside vendor and utilized in some of our kits and trays. Typically, the Company is reimbursed for all recall-related expenses by our outside vendors. However, these expenses were associated with a vendor that has since ceased operations. The Company has submitted a claim for reimbursement of these expenses, however we cannot provide assurances that any portion of these expenses will be reimbursed.

Distribution expenses, which are included in selling, general and administrative expenses, amounted to $1,876 and $1,736 during the three months ended June 30, 2011 and 2010, respectively. The increase is primarily due to increased labor-related costs, principally overtime expenses. The Company does not classify any expenses as distribution related in our Toano, VA facility added in the AVID acquisition as we utilize a third-party logistics provider for that facility’s supply chain management functions. Such expenses are deemed to be freight-out and are included in cost of sales.

Interest expense amounted to $1,117 and $126 during the three months ended June 30, 2011 and 2010, respectively. The increase in interest expense was attributable to a net increase in average principal loan balances outstanding and an increase in interest rates.

During the three months ended June 30, 2010, the Company incurred an extraordinary pre-tax loss of $1,455 relating to inventories damaged as a result of weather-related water damage. The inventories damaged were predominantly patient bedside disposables and did not negatively impact the Company’s service levels with respect to this product line. The Company is currently in negotiations for reimbursement of damages. However, we cannot provide any assurances that any portion of the loss will be covered under our insurance policies or our insurance brokers. Furthermore, any reimbursement of loss associated with the claims submitted under these insurance policies is subject to a deductible of $500.

Income tax expense amounted to $164 and $869 (inclusive of the tax benefit resulting from the aforementioned extraordinary loss) during the three months ended June 30, 2011 and 2010, respectively. Income tax expense as a percent of income before income taxes was 38.5% and 38.4% during the three months ended June 30, 2011 and 2010, respectively.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents changed as follows during the three months ended June 30:

	2011	2010
Cash provided by operating activities	$46	$244
Cash used in investing activities	$(195)	$(847)
Cash provided by (used in) financing activities	$320	$(3,160)
Increase (decrease) in cash and cash equivalents	$171	$(3,763)

Historically, the Company’s primary sources of liquidity and capital resources have included cash provided by operations and the use of available borrowing facilities while the primary uses of liquidity and capital resources have included acquisitions, capital expenditures and payments on debt.

Cash provided by operating activities during the three months ended June 30, 2011 was primarily comprised of income from operations of $263, depreciation of $1,461, amortization of $1,097 and decreases in (i) inventories of $1,144 and (ii) accounts receivable of $1,075. This was offset by decreases in (i) accounts payable of $2,740 and (ii) accrued expenses, payroll, payroll taxes and other of $2,154.

Cash used in investing activities during the three months ended June 30, 2011 consisted of purchases of property, plant and equipment. The majority of these capital expenditures related to machinery and equipment for our injection molding facility located in Gallaway, Tennessee. The Company’s credit facilities contain certain covenants and restrictions, which include limitations on capital expenditures. During fiscal 2012, the Company is permitted under the terms of its Credit Agreement, to spend up to $10,000 on capital expenditures per annum.

Cash provided by financing activities during the three months ended June 30, 2011 consisted primarily of $324 in net borrowings under our Credit Agreement. During the three months ended June 30, 2011, the Company reduced its term loan by $4,000, which was more than offset by an increase of $4,414 on our revolving credit loan.

Financial Position

The following table sets forth certain liquidity and capital resources data for the periods indicated:

	June 30, 2011	March 31, 2011
	(Unaudited)
Cash and Cash Equivalents	$1,862	$1,691
Accounts Receivable, net	$31,252	$32,330
Days Sales Outstanding	22.2	21.7
Inventories, net	$53,530	$54,674
Inventory Turnover	6.6	6.0
Current Assets	$94,668	$96,773
Working Capital	$43,797	$41,017
Current Ratio	1.9	1.7
Total Borrowings	$89,318	$89,018
Stockholder’s Equity	$148,720	$148,227
Debt to Equity Ratio	0.60	0.60

The Company is committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital and generating cash flows necessary to meet operating requirements. Total borrowings outstanding were $89,318 with a debt to equity ratio of 0.60 to 1.0 at June 30, 2011 as compared to $89,018 with a debt to equity ratio of 0.60 to 1.0 at March 31, 2011. Cash and cash equivalents at June 30, 2011 were $1,862 and the Company had $23,450 available for borrowing under its revolving credit loan.

Working capital at June 30, 2011 was $43,797 compared to $41,017 at March 31, 2011, and the current ratio at June 30, 2011 was 1.9 to 1.0 compared to 1.7 to 1.0 at March 31, 2011. The increase in working capital is primarily due to a decline in current liabilities of $4,885. The decrease in current liabilities is primarily comprised of a decline in accounts payable of $2,740 and accrued expenses of $2,154.

Borrowing Arrangements

On October 17, 2006, Medical Action entered into a Credit Agreement (the “Prior Credit Agreement”), among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto (the “Prior Lenders”) pursuant to which the Prior Lenders agreed to make certain extensions of credit to the Company. On August 27, 2010, the Company agreed to amend and restate the Prior Credit Agreement in its entirety and entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), among the Company, as borrower, JPMorgan Chase, N.A., as administrative agent, Citibank, N.A., as syndication agent and HSBC Bank USA, N.A., Sovereign Bank and Wells Fargo Bank, N.A. as co-documentation agents and the other lenders party thereto (the “Lenders”). The Credit Agreement was amended as of June 28, 2011 to adjust certain covenants and financial ratios.

The Credit Agreement provides for an $80,000 secured term loan and a $30,000 secured revolving credit facility. The term loan was used to repay existing term loans provided for in the Prior Credit Agreement and to fund the acquisition of AVID. The revolving credit facility is used to finance the working capital needs and general corporate purposes of the Company and its subsidiaries and for permitted acquisitions. As of June 30, 2011 and August 5, 2011, $68,000 is outstanding on the term loan and $6,550 and $8,219 is outstanding on the revolving credit facility, respectively.

Borrowings under the Credit Agreement are collateralized by substantially all the assets of the Company, and the agreement contains certain restrictive covenants, which, among other matters, impose limitations with respect to the incurrence of liens, guarantees, mergers, acquisitions, capital expenditures, specified sales of assets and prohibits the payment of dividends. The Company is also required to maintain various financial ratios which are measured quarterly. As of June 30, 2011, the Company is in compliance with all such covenants and financial ratios.

Contractual Obligations

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity. At June 30, 2011, such obligations and commitments are as follows:

	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Principal Payments of Long-Term Debt	$75,460	$16,360	$39,100	$20,000	$—
Capital Lease Obligation	30,883	1,467	3,022	3,144	23,250
Purchase Obligations	21,047	21,047	—	—	—
Operating Leases	1,706	1,014	621	71	—
Defined Benefit Plan Payments	560	44	90	99	327

Total Contractual Obligations	$129,656	$39,932	$42,833	$23,314	$23,577

The Company believes that the anticipated future cash flow from operations, coupled with its cash on hand and available funds under its revolving credit facility will be sufficient to meet working capital requirements. Although we have borrowing capacity on our revolving credit facility, cash on hand and anticipate future cash flows from operations, we may be limited in our ability to allocate funds for purposes such as potential acquisitions, capital expenditures, marketing, development and other general corporate purposes. In addition, we may be limited in our flexibility in planning for, or responding to, changing conditions in our business and our industry, making us more vulnerable to general economic downturns and adverse developments in our business.

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

The gross and net book value of the capital lease for the periods presented is as follows:

	June 30, 2011	March 31, 2011
Capital lease, gross	$11,409	$11,409
Less: Accumulated amortization	512	358

Capital lease, net	$10,897	$11,051

The amortization expense associated with the capital lease is included in our selling, general and administrative expenses and amounted to $154 during the three months ended June 30, 2011.

As of June 30, 2011, the capital lease requires monthly payments of $122 with increases of 2% per annum. The lease contains provisions for an option to buy after three and five years and expires in March 2029. The effective rate on the capital lease obligation is 9.9%. Total lease payments required under the capital lease for the five-year period ending June 30, 2016 is $7,633.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the alternate base rate of interest plus a spread of up to 2.50%, or at LIBOR rate plus a spread of up to 3.50%. The spread over the alternate base rate and LIBOR rates is determined based upon the Company’s performance with regard to agreed-upon financial ratios. The Company decides at its sole discretion as to whether borrowings will be at the alternate base rate or LIBOR. At June 30, 2011, $74,550 was outstanding under the credit facility. Changes in the alternate base rates or LIBOR rates during fiscal 2012 will have a positive or negative effect on the Company’s interest expense. Each 1% fluctuation in the interest rate will increase or decrease interest expense for the Company by approximately $746 on an annualized basis.

In addition, the Company is exposed to interest rate change market risk with respect to the proceeds received from the issuance and sale by the Buncombe County Industrial and Pollution Control Financing Authority Industrial Development Revenue Bonds (the “Bonds”). At June 30, 2011, $910 was outstanding for these Bonds. The Bonds bear interest at a variable rate determined weekly. During the three months ended June 30, 2011, the average interest rate on the Bonds approximated 0.40%. Each 1% fluctuation in interest rates will increase or decrease the interest expense on the Bonds by approximately $9 on an annualized basis.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Report. Based upon that evaluation, the Company’s management concluded that, as of June 30, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2011, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Additional Risk Factors

There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1 and 31.2 - Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302(a) of the Sarbanes-

Oxley Act of 2002

32.1 and 32.2 - Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 – The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in eXtensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets (Unaudited), (ii) the Condensed Consolidated Statements of Operations (Unaudited), (iii) the Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited) and (v) Notes to the Condensed Consolidated Financial Statements (Unaudited)

(b)	Reports on Form 8-K

Current Report on Form 8-K dated August 3, 2011, covering Item 7.01 - Results of Operations and Financial Condition and Item 9.01 - Financial Statements and Exhibits

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 5, 2011	By:	/s/ Charles L. Kelly, Jr.
Charles L. Kelly, Jr.
Chief Financial Officer