Form 10-Q
period 2011-09-30
MEDICAL ACTION INDUSTRIES INC
filed 2011-11-04
CIK 748270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

16,390,628 shares of common stock are issued and outstanding as of November 4, 2011.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MEDICAL ACTION INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	September 30, 2011	March 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$801	$1,691
Accounts receivable, less allowance for doubtful accounts of $785 at September 30, 2011 and $804 at March 31, 2011	35,534	32,330
Inventories, net	55,563	54,674
Prepaid expenses	2,212	1,702
Deferred income taxes	2,992	2,801
Prepaid income taxes	1,078	1,938
Other current assets	2,429	1,637

Total current assets	100,609	96,773

Property, plant and equipment, net	51,404	53,901
Goodwill, net	108,764	108,652
Other intangible assets, net	40,541	41,860
Other assets, net	3,093	3,319

Total assets	$304,411	$304,505

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$15,529	$17,069
Accrued expenses	21,208	22,235
Current portion of capital lease obligation	111	92
Current portion of long-term debt	16,000	16,360

Total current liabilities	52,848	55,756
Deferred income taxes	27,956	27,956
Capital lease obligation, less current portion	13,724	13,790
Long-term debt, less current portion	60,470	58,776

Total liabilities	154,998	156,278

STOCKHOLDERS’ EQUITY:
Common stock - 40,000,000 shares authorized, $.001 par value; issued and outstanding 16,390,628 shares at September 30, 2011 and 16,383,128 shares at March 31, 2011	16	16
Additional paid-in capital	34,168	33,799
Accumulated other comprehensive loss	(437)	(437)
Retained earnings	115,666	114,849

Total stockholders’ equity	149,413	148,227

Total liabilities and stockholders’ equity	$304,411	$304,505

The accompanying notes are an integral part of these condensed financial statements.

MEDICAL ACTION INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Net sales	$109,655	$85,948	$216,128	$152,744
Cost of sales	92,969	71,102	182,470	125,360

Gross profit	16,686	14,846	33,658	27,384
Selling, general and administrative expenses	15,355	13,597	30,783	23,748

Operating income	1,331	1,249	2,875	3,636
Interest expense, net	1,130	500	2,247	626

Income before income taxes and extraordinary item	201	749	628	3,010
Income tax expense	87	280	251	1,149

Income before extraordinary item	114	469	377	1,861
Extraordinary gain (loss), net of tax expense (benefit) (note 13)	440	—	440	(896)

Net income	$554	$469	$817	$965

Per share basis:
Basic
Income before extraordinary item	$0.01	$0.03	$0.02	$0.11
Extraordinary gain (loss) (net of applicable taxes)	$0.03	$—	$0.03	$(0.05)

Net income	$0.04	$0.03	$0.05	$0.06

Diluted
Income before extraordinary item	$0.01	$0.03	$0.02	$0.11
Extraordinary gain (loss) (net of applicable taxes)	$0.03	$—	$0.03	$(0.05)

Net income	$0.04	$0.03	$0.05	$0.06

The accompanying notes are an integral part of these condensed financial statements.

MEDICAL ACTION INDUSTRIES INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED SEPTEMBER 30, 2011

(Unaudited)

(dollars in thousands, except share data)

	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2011	16,383,128	$16	$33,799	($437)	$114,849	$148,227
Exercise of stock options	7,500	—	20	—	—	20
Amortization of deferred compensation	—	—	11	—	—	11
Tax benefit from vesting of stock under restricted management stock bonus plan and exercise of options	—	—	19	—	—	19
Stock-based compensation	—	—	319	—	—	319
Net income	—	—	—	—	817	817

Balance at September 30, 2011	16,390,628	$16	$34,168	($437)	$115,666	$149,413

The accompanying notes are an integral part of this condensed financial statement.

MEDICAL ACTION INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Six Months Ended September 30,
	2011	2010
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$817	$965
Adjustments to reconcile net income to net cash used in operating activities:
Extraordinary (gain) loss	(700)	1,455
Depreciation	2,963	2,355
Amortization	2,190	1,297
Increase in allowance for doubtful accounts	6	6
Deferred income taxes	(121)	(14)
Stock-based compensation	330	392
Excess tax liability from stock-based compensation	(70)	—
Tax benefit from vesting of stock under restricted management stock bonus plan and exercise of stock options	19	9
Changes in operating assets and liabilities:
Accounts receivable	(3,425)	(920)
Inventories	(911)	(12,032)
Prepaid expenses and other current assets	(602)	(443)
Other assets	(645)	(1,382)
Accounts payable	(1,540)	350
Prepaid income taxes	860	177
Accrued expenses	(1,027)	1,063

Net cash used in operating activities	(1,856)	(6,722)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase price and related acquisition costs	125	(62,475)
Purchases of property, plant and equipment	(469)	(1,476)
Proceeds from sale of property and equipment	3	—

Net cash used in investing activities	(341)	(63,951)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit and long-term borrowings	46,052	122,358
Principal payments on revolving line of credit and long-term borrowings	(44,718)	(54,996)
Principal payments on capital lease obligation	(47)	(5)
Proceeds from exercise of stock options	20	72

Net cash provided by financing activities	1,307	67,429

Net decrease in cash and cash equivalents	(890)	(3,244)
Cash and cash equivalents at beginning of period	1,691	5,641

Cash and cash equivalents at end of period	$801	$2,397

Supplemental disclosures:
Interest paid	$1,754	$427
Income taxes (refunded) paid	$(174)	$404

The accompanying notes are an integral part of these condensed financial statements.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Medical Action Industries Inc. (“Medical Action” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012. For further information, refer to the financial statements and footnotes thereto included in the Company’s 2011 Annual Report on Form 10-K.

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

Note 3. Recently Issued Accounting Pronouncements

Revenue Arrangements with Multiple Deliverables

In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASU 2009-13, which will update Accounting Standard Codification (“ASC”) 605, Revenue Recognition, and changes the accounting for certain revenue arrangements. The new standard sets forth requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010, which for us was April 1, 2011. The adoption of this new accounting standard is not expected to have a material effect on the Company’s consolidated financial statements.

Goodwill Impairment Testing

In September 2011, the FASB issued authoritative guidance in ASC 350, Intangibles - Goodwill and Other intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011, or the Company’s third quarter of fiscal 2012. The Company does not expect this guidance will have a material impact on its financial statements.

Note 4. Inventories

Inventories, which are stated at the lower of cost (determined by means of the first in, first out method) or market, consist of the following:

	September 30,	September 30,
	September 30, 2011	March 31, 2011
Finished Goods, net	$26,866	$28,922
Work in Progress, net	6,329	4,233
Raw Materials, net	22,368	21,519

Total Inventories, net	$55,563	$54,674

On a continuing basis, inventory quantities on hand are reviewed and an analysis of the provision for excess and obsolete inventory is performed based primarily on the Company’s sales history and anticipated future demand. The reserve for excess and obsolete inventory amounted to approximately $1,280 at September 30, 2011 and $1,415 at March 31, 2011.

Note 5. Business Acquisition

On August 27, 2010, the Company completed its acquisition of AVID Medical Inc. (“AVID”), a provider of custom procedure trays to the healthcare industry, in which the Company acquired the outstanding shares of common stock of AVID for $62,425.

The results of operations of this acquisition have been included in the consolidated financial statements from the date of acquisition. The purpose of this acquisition is to expand our product line offering into custom procedure trays to augment our existing product classes and expand our market presence in clinical care areas of acute care facilities and surgery centers throughout the country.

The following table summarizes the allocation of the final purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

	Fiscal Year 2012	Fiscal Year 2012	Fiscal Year 2012	Fiscal Year 2012	Fiscal Year 2012
	Initial Purchase Price Allocation at August 27, 2010	Fiscal Year 2011 Adjustments	Preliminary Purchase Price Allocation at March 31, 2011	Fiscal Year 2012 Adjustments	Final Purchase Price Allocation at September 30, 2011
Cash	$25	$—	$25	$—	$25
Accounts receivable, net	11,247	—	11,247	(215)	11,032
Inventories	9,482	—	9,482	(22)	9,460
Deferred tax assets	881	321	1,202	—	1,202
Other current assets	1,392	—	1,392	—	1,392
Property and equipment, net	16,071	—	16,071	—	16,071
Identifiable intangible assets:
Customer relationships	27,500	—	27,500	—	27,500
Trademarks	2,100	—	2,100	—	2,100
Goodwill	30,034	(2,081)	27,953	112	28,065

Total assets acquired	98,732	(1,760)	96,972	(125)	96,847

Less :
Accounts payable and accrued expenses	10,624	(1,366)	9,258	—	9,258
Deferred tax liabilities	11,692	(444)	11,248	—	11,248
Debt, short-term and long-term	13,916	—	13,916	—	13,916

Total liabilities assumed	36,232	(1,810)	34,422	—	34,422

Net assets acquired	$62,500	$50	$62,550	$(125)	$62,425

The following unaudited pro forma financial information for the three and six months ended September 30, 2011 and 2010 represent the combined results of the Company’s operations as if the acquisition of AVID had occurred on April 1, 2010. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company constituted a single entity during such periods presented.

	Three Months ended September 30,		Six Months ended September 30,
	2011	2010	2011	2010
Net sales	$109,655	$107,291	$216,128	$208,483
Income before extraordinary item and income taxes	$201	$1,315	$628	$1,989
Net income	$554	$1,620	$817	$2,915
Net income per share-basic	$0.04	$0.10	$0.05	$0.18

Net income per share-diluted	$0.04	$0.10	$0.05	$0.18

Note 6. Related Party Transactions

As part of the assets and liabilities acquired as a result of the AVID acquisition, the Company assumed a capital lease obligation for the AVID facility located in Toano, VA. The facility, which includes a 185,000 square foot manufacturing and warehouse building and approximately 12 acres of land, is owned by Micpar Realty, LLC (“Micpar”). AVID’s founder, former CEO and principal shareholder, is a part owner of Micpar and subsequent to the acquisition of AVID was appointed to the Company’s board of directors and entered into an employment agreement with the Company on August 27, 2010, which expired in August 2011.

The gross and net book value of the capital lease is as follows:

	September 30,	September 30,
	September 30, 2011	March 31, 2011
Capital lease, gross	$11,409	$11,409
Less: Accumulated amortization	665	358

Capital lease, net	$10,744	$11,051

The amortization expense associated with the capital lease is included in our selling, general and administrative expenses and amounted to $153 and $51 for the three months ended September 30, 2011 and 2010, respectively and $307 and $51 for the six months ended September 30, 2011 and 2010, respectively.

As of September 30, 2011 the capital lease requires monthly payments of $122 with increases of 2% per annum. The lease contains provisions for an option to buy after three and five years and expires in March 2029. The effective rate on the capital lease obligation is 9.9%.

The following is a schedule by years of the future minimum lease payments under the capital lease as of September 30, 2011:

September 30,	Capital Lease Payments
2012	$1,474
2013	1,503
2014	1,533
2015	1,564
2016	1,595
Thereafter	22,848

Total minimum lease payments	30,517
Less: Amounts representing interest	(16,682)

Present value of minimum lease payments	13,835
Less: Current portion of capital lease obligation	111

Long-term portion of capital lease obligation	$13,724

Note 7. Goodwill and Intangible Assets

The change in the goodwill balance during the six months ended September 30, 2011 is as follows:

Balance at March 31, 2011	$108,652
AVID Acquisition (Note 5)	112

Balance at September 30, 2011	$108,764

At September 30, 2011, other intangible assets consisted of the following:

	Amortization	Amortization	Amortization
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Trademarks/Tradenames not subject to amortization	$1,266	$—	$1,266
Trademarks subject to amortization (5 years)	2,100	455	1,645
Customer Relationships (20 years)	43,200	5,688	37,512
Intellectual Property (7 years)	400	282	118

Total Other Intangible Assets, net	$46,966	$6,425	$40,541

At March 31, 2011, other intangible assets consisted of the following:

	Amortization	Amortization	Amortization
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Trademarks/Tradenames not subject to amortization	$1,266	$—	$1,266
Trademarks subject to amortization (5 years)	2,100	245	1,855
Customer Relationships (20 years)	43,200	4,607	38,593
Intellectual Property (7 years)	400	254	146

Total Other Intangible Assets, net	$46,966	$5,106	$41,860

The Company recorded amortization expense related to the above amortizable intangible assets of $660 and $496 for the three months ended September 30, 2011 and 2010, respectively and $1,319 and $845 for the six months ended September 30, 2011 and 2010, respectively. The estimated aggregate amortization expense for the cumulative five years ending September 30, 2016 amounts to $12,563.

Note 8. Credit Facilities and Long-Term Debt

Long-term debt consists of the following:

	September 30,	September 30,
	September 30, 2011	March 31, 2011
Revolving Credit Agreement (a)	$12,470	$2,136
Term Loan (a)	64,000	72,000
Industrial Revenue Bond (b)	—	1,000

Total debt	$76,470	$75,136

Less: current portion	16,000	16,360

Total long-term debt	$60,470	$58,776

(a)	On October 17, 2006, the Company entered into a credit agreement with certain lenders and a bank acting as administration agent for the lenders (the “Prior Credit Agreement”). On August 27, 2010, the Company agreed to amend and restate the Prior Credit Agreement in its entirety and enter into an Amended and Restated Credit Agreement (the “Credit Agreement”) that provides for total borrowings of up to $110,000, consisting of (i) a secured term loan with a principal amount of $80,000 and (ii) a revolving credit facility, which amounts may be borrowed, repaid and re-borrowed up to $30,000. The Credit Agreement was amended as of June 28, 2011 to adjust certain covenants and financial ratios.

The term loan was used by the Company to repay an existing term loan provided for in the Prior Credit Agreement and to fund the acquisition of AVID. The revolving credit facility, which expires August 27, 2014, will be used to finance the working capital needs and general corporate purposes of the Company and its subsidiaries and for permitted acquisitions. Principal payments on the term loan are due and payable in 16 consecutive quarterly installments of $4,000 on the last day of each March, June, September and December thereafter, with the final payment due on August 27, 2015. Both the term loan and revolving credit facility bear interest as established by the Credit Agreement. The average interest rate on the term loan approximated 3.39% and 2.70%, during the six months ended September 30, 2011 and 2010, respectively, and the average interest rate on the revolving credit facility approximated 5.39% and 3.85%, during the six months ended September 30, 2011 and 2010, respectively. The Company’s availability under the revolving credit facility amounts to $17,530 as of September 30, 2011.

Borrowings under this agreement are collateralized by substantially all the assets of the Company, and the agreement contains certain restrictive covenants, which, among other matters, impose limitations with respect to the incurrence of liens, guarantees, mergers, acquisitions, capital expenditures, specified sales of assets and prohibits the payment of dividends. The Company is also required to maintain various financial ratios which are measured quarterly. As of September 30, 2011, the Company is in compliance with all such covenants and financial ratios.

(b)	Amounts payable represent principal payments due in connection with the issuance and sale by The Buncombe County Industrial Facilities and Pollution Control Financing Authority of its $5,500 Industrial Development Revenue Bonds (Medical Action Industries Inc. Project), Series 1997 (the “Bonds”). In July 2011, the company elected to pay off the remaining principal of $910 and $1 in interest.

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

The Company recognized stock-based compensation (exclusive of deferred tax benefits) for awards granted under the Company’s Stock Option Plans in the following line items in the Consolidated Statements of Operations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Cost of sales	$9	$27	$26	$68
Selling, general and administrative expenses	131	323	304	324

Stock-based compensation expense before income tax benefits	$140	$350	$330	$392

Net income was impacted by $86 (after tax) and $203 (after tax) or $.01 and $.01 per diluted share in stock-based compensation expense for the three and six months ended September 30, 2011 and $219 (after tax) and $243 (after tax) or $.01 and $.01 per diluted share, in stock-based compensation expense for the three and six months ended September 30, 2010.

No stock options were granted during the six months ended September 30, 2011.

The Company granted 215,000 stock options to employees during the six months ended September 30, 2010, which vest 25% during the six months ended September 30, 2012, 25% during the six months ended September 30, 2013 and 50% during the six months ended September 30, 2014, expire 10 years from date of grant (during the six months ended September 30, 2020), have a weighted average exercise price equal to $11.89, have a weighted average remaining contractual term of 8.6 years and weighted average grant date fair value of $6.60 per share determined based upon a Black-Scholes valuation model (refer to the table below for assumptions used to determine fair value).

The fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options granted during the respective periods using the Black-Scholes option valuation model were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Dividend yield	n/a	0%	n/a	0%
Weighted-average expected volatility	n/a	62.2%	n/a	60.3%
Risk-free interest rate	n/a	2.7%	n/a	3.2%
Expected life of options (in years)	n/a	5.3	n/a	5.3
Fair value of options granted	n/a	$5.04	n/a	$6.40

The following is a summary of restricted stock activity in our 1994 Stock Incentive Plan for the six months ended September 30, 2011:

	Grant Price	Grant Price
	Shares	Weighted Average Grant Price
Non-Vested at March 31, 2011	7,967	$12.74
Granted	—	$—
Vested	(467)	$15.31
Forfeited	—	$—

Non-Vested at September 30, 2011	7,500	$12.58

Grants of restricted stock are common stock awards granted to recipients with specified vesting provisions. The restricted stock issued vests based upon the recipients continued service over time (five-year vesting period). The Company estimates the fair value of restricted stock based on the Company’s closing stock price on the date of grant.

The following is a summary of the changes in outstanding options for all of the Company’s plans during the six months ended September 30, 2011:

	Exercise Price	Exercise Price	Exercise Price	Exercise Price
	Shares	Weighted Average Exercise Price	Remaining Weighted Average Contract Life (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2011	1,328,937	$12.54	6.1	$46
Granted	—	—	—	—
Exercised	(7,500)	2.67	—	—
Forfeited	—	—	—	—

Outstanding at September 30, 2011	1,321,437	$12.60	5.6	$—

Options exercisable at September 30, 2011	931,312	$13.17	4.5	$—

The total intrinsic value of options exercised during the six months ended September 30, 2011 and 2010 was $47 and $14, respectively. As of September 30, 2011, there was approximately $2,382 of total ASC 718, Compensation-Stock Compensation unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Company’s plans. Such cost is expected to be recognized over a period of 1.8 years.

The following is a summary of the changes in non-vested stock options for the six months ended September 30, 2011:

	Grant Date	Grant Date
	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at March 31, 2011	501,625	$6.13
Granted	—	$—
Forfeited	(111,500)	$6.20
Vested	—	$—

Non-vested shares at September 30, 2011	390,125	$6.11

Note 10. Income Taxes

The Company’s provision for income taxes as a percentage of pretax earnings from continuing operations (“effective tax rate”) was 38.5% for the six months ended September 30, 2011, as compared to 38.2% for the six months ended September 30, 2010. Generally, fluctuations in the effective tax rate are primarily due to changes in state taxes.

In accordance with the provisions of ASC 740, Income Taxes, we recognize in our financial statements only those tax positions that meet the more-likely-than-not-recognition threshold. We establish tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in our consolidated statements of operations. Our accrual for interest and penalties was $21 upon adoption of ASC 740 and at September 30, 2011.

Note 11. Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common shares. Diluted earnings per share are based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average prices during the periods. Excluded from the calculation of earnings per share are options to purchase 1,321,437 and 1,320,312 shares for the three and six months ended September 30, 2011 and 1,116,578 and 1,015,701 shares for the three and six months ended September 30, 2010, as their inclusion would not have been dilutive.

The following is a reconciliation of the numerator and denominator of the basic and diluted net earnings per share computations for the three and six months ended September 30, 2011 and 2010, respectively.

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Numerator :
Income before extraordinary item	$114	$469	$377	$1,861
Extraordinary gain (loss), net of expense (benefit) (note 13)	440	—	440	(896)

Net income for basic and diluted earnings per share	$554	$469	$817	$965

Denominator :
Denominator for basic earnings per share - weighted average shares	16,390,628	16,347,003	16,390,545	16,344,465
Effect of dilutive securities:
Employee and director stock options	—	45,978	54	63,033

Denominator for diluted earnings per share - adjusted weighted average shares	16,390,628	16,392,981	16,390,599	16,407,498

Per share basis:
Basic
Income before extraordinary item	$0.01	$0.03	$0.02	$0.11
Extraordinary gain (loss) (net of applicable taxes)	0.03	—	0.03	(0.05)

Net income	$0.04	$0.03	$0.05	$0.06

Diluted
Income before extraordinary item	$0.01	$0.03	$0.02	$0.11
Extraordinary gain (loss) (net of applicable taxes)	0.03	—	0.03	(0.05)

Net income	$0.04	$0.03	$0.05	$0.06

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

The estimated fair values of our financial instruments at September 30, 2011 and March 31, 2011 are as follows:

	September 30, 2011
	Carrying Amount	Level 1	Level 2	Level 3
Cash and cash equivalents	$801	$801	$—	$—
Accounts receivable, net	$35,534	$35,534	$—	$—
Accounts payable	$15,529	$15,529	$—	$—
Current portion of long-term debt	$16,000	$16,000	$—	$—
Long-term debt	$60,470	$60,470	$—	$—

	March 31, 2011
	Carrying Amount	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,691	$1,691	$—	$—
Accounts receivable, net	$32,330	$32,330	$—	$—
Accounts payable	$17,069	$17,069	$—	$—
Current portion of long-term debt	$16,360	$16,360	$—	$—
Long-term debt	$58,776	$58,776	$—	$—

Note 13. Extraordinary Gains and Losses

During the six months ended September 30, 2011, the Company recorded an extraordinary gain of $440 (net of tax expense of $260) as a result of an insurance settlement relating to inventories damaged as a result of weather-related water damage.

During the six months ended September 30, 2010, the Company incurred an extraordinary loss of $896 (net of tax benefit of $559) relating to inventories damaged as a result of weather-related water damage. The inventories damaged were predominantly patient bedside disposables and did not negatively impact the Company’s service levels with respect to this product class.

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

Our market approach encompasses ongoing strategic relationships with group purchasing organizations (“GPO’s”), integrated delivery networks (“IDN’s”), acute care facilities, surgery centers, clinical decision makers and procurement managers within acute care facilities, national and regional distributors and other end users of our products. Over the previous two years we have implemented an internal structure to support a market presence which encompasses; (i) a marketing team comprised of product line managers for each of our key product categories, (ii) an Executive Health Services team that directly maintains our relationship with GPO’s and IDN’s, (iii) seven regional managers who supervise both Clinical Care and Patient Care sales representatives and maintain relationships with larger acute care facilities and (iv) seventy-one sales representatives which maintain a direct presence with the end users of our products and manage compliance levels on GPO and IDN contracts. While we view the end users of our products as the critical decision point driving our market penetration, approximately 86% of our products are sold through two national distributors.

Our growth strategy has included both acquisitions and expansion of existing product lines. On August 27, 2010, we acquired AVID Medical Inc. (“AVID”) which markets and assembles custom procedure trays. AVID’s net sales were $34,485 and $68,082 for the three and six months ended September 30, 2011, respectively. We had previously made both custom and standard minor procedure kits and trays. The acquisition of AVID significantly expanded our product line offerings within the Clinical Care market, increased our sales team and provided opportunities to cross sell our existing product lines. We have supply agreements with substantially every major GPO and IDN in the country including Novation, Premier and MedAssets. A majority of the acute care facilities that we sell to belong to at least one GPO. The supply agreements we have been awarded through these GPO’s designate the Company as a sole-source or multi-source provider for substantially all of our product offerings. We consider our relationships with the GPO’s and IDN’s that we conduct business with to be valuable intangible assets. The supply agreements with GPO’s and IDN’s typically have no minimum purchase requirements and terms of one to three years that can be terminated on ninety days advance notice. While the acute care facilities associated with the GPO’s and IDN’s are not obligated to purchase our product offerings, many of these supply agreements have resulted in unit sales growth for the Company. We were recently recognized for performance excellence by the two largest GPO’s in the healthcare industry, Novation and Premier. Acute care facility orders purchased through our supply agreements with these two GPO’s accounted for $33,095 and $65,304 or 30% of our total net sales for the three and six months ended September 30, 2011, respectively.

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

The challenging economic environment of the past three years has negatively impacted hospital utilization, placed adverse economic pressure on acute care facilities and fostered volatility in commodity prices. These factors have impacted our revenues, average selling prices and gross profit. We have addressed these conditions by expanding our product lines, investing in our sales and marketing teams, managing our operating costs and differentiating ourselves in the market by emphasizing our ability to add value to our customers by improving their patient outcomes. We remain committed to being a trusted strategic partner to our customers known for delivering innovative solutions to the healthcare community to improve the quality of care and enhancing patient experiences.

During the three months ended September 30, 2011 and 2010, we reported revenues of $109,655 and $85,948, respectively. Our net income and earnings per diluted share during the three months ended September 30, 2011 and 2010 were $554 or $0.04, and $469 or $0.03, respectively. Net income during the three months ended September 30, 2011 included a pre-tax gain of $700 on an insurance settlement relating to inventories damaged as a result of weather-related water damage and net income for the three months ended September 30, 2010 included one-time transaction costs of $1,335 related to the acquisition of AVID.

During the six months ended September 30, 2011 and 2010, we reported revenues of $216,128 and $152,744, respectively. Our net income and earnings per diluted share during the six months ended September 30, 2011 and 2010 were $817 or $0.05 and $965 or $0.06, respectively. Net income during the six months ended September 30, 2011 benefitted from the aforementioned insurance settlement and net income for the six months ended September 30, 2010 included the aforementioned one-time transaction costs and a pre-tax loss of $1,455 relating to inventories damaged as a result of weather-related water damage.

THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2010:

The following table sets forth certain operational data (in dollars and as a percentage of net sales) for the three months ended September 30, 2011 and 2010:

	September 30, 2011	Percent of Net Sales	September 30, 2010	Percent of Net Sales
Net Sales	$109,655	100.0%	$85,948	100.0%
Cost of Sales	92,969	84.8%	71,102	82.7%

Gross Profit	16,686	15.2%	14,846	17.3%
Selling, General and Administrative Expenses	15,355	14.0%	13,597	15.8%

Operating Income	1,331	1.2%	1,249	1.5%
Interest Expense, net	1,130	1.0%	500	0.6%

Income Before Income Taxes and Extraordinary Item	201	0.2%	749	0.9%
Income Tax Expense	87	0.1%	280	0.3%

Income Before Extraordinary Item	114	0.1%	469	0.5%
Extraordinary Gain (net of applicable taxes)	440	0.4%	—	—

Net Income	$554	0.5%	$469	0.5%

The following table sets forth net sales by market for the three months ended September 30, 2011 and 2010:

	September 30,	September 30,	September 30,
	September 30, 2011	September 30, 2010	Increase (decrease) compared to prior year
Clinical Care Market Sales	$67,031	$45,160	$21,871
Patient Care Market Sales	45,988	43,483	2,505
Sales Related Adjustments	(3,364)	(2,695)	(669)

Total Net Sales	$109,655	$85,948	$23,707

The following table sets forth net sales by market and their related changes due to price/mix and volume/mix for the three months ended September 30, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,
	September 30, 2011	September 30, 2010	Increase (decrease) due to price / mix	Increase (decrease) due to volume / mix
Clinical Care Market Sales	$67,031	$45,160	$294	$21,578
Patient Care Market Sales	45,988	43,483	(181)	2,686
Sales Related Adjustments	(3,364)	(2,695)	367	(1,037)

Total Net Sales	$109,655	$85,948	$480	$23,227

Net sales were $109,655 and $85,948 during the three months ended September 30, 2011 and 2010, respectively. The increase in net sales includes $20,347 in higher sales of custom procedure trays acquired through the AVID acquisition. Excluding the custom procedure tray products we experienced an overall increase in net sales during the three months ended September 30, 2011 of $3,360. The increase in net sales, excluding custom procedure tray products, was comprised of an increase in the average selling prices of our products in the amount of $1,276 and an increase in unit sales in the amount of $2,084. The increase in average selling prices resulted principally from price increases implemented on our operating room disposable and protective apparel products. These increases were partially offset by declining average selling prices on our minor procedure kits and trays and patient bedside disposable products. These declines resulted principally from competitive pressures, the renewal of certain GPO supply agreements and a change in mix of products purchased by our customers. The increase in unit sales was predominantly attributable to higher domestic market penetration within our patient bedside disposable, operating room disposable and containment systems for medical waste products.

Gross profit increased $1,840 or 12.4% to $16,686 from $14,846 during the three months ended September 30, 2011 and 2010, respectively. Gross profit as a percentage of net sales was 15.2% during the three months ended September 30, 2011 and 17.3% during the three months ended September 30, 2010. Increased sales volume of $20,347 in sales of custom procedure trays acquired through the AVID acquisition contributed to the increase in gross profit. However, we experienced a decline in gross profit on our remaining product lines of $1,215 during the three months ended September 30, 2011 when compared to the three months ended September 30, 2010. The decline in gross profit was attributable to the mix of products sold and an increase in costs of raw materials resulting from rising global commodity prices. These increased costs were partially offset by increases in pricing to our customers and improved productivity in our manufacturing facilities.

Resin-related product lines which include containment systems for medical waste, patient bedside disposable products and laboratory products, represent approximately 37.5% of the Company’s revenues for the three months ended September 30, 2011. The primary raw material utilized in the manufacture of these products is plastic resin. We have experienced volatility in resin costs consistent with global market prices of oil during the past several years. In any given year we may purchase approximately 45 million pounds of resin. Our gross profit during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 was unfavorably impacted by $335 due to higher resin prices.

During the three months ended September 30, 2011, we imported approximately $18,156 of finished goods and certain raw materials from overseas vendors, principally China. Our main imports are operating room products, which include operating room towels and laparotomy sponges, minor procedure kits and trays and surgical instruments used in our minor procedure kits and trays and certain containment products and patient bedside disposable products that we do not produce domestically. The products we have produced in China include cotton and plastic resin as raw materials.

The cost of cotton has increased to record levels over the past year. The cost of cotton on the international market has more than doubled over the past twelve months. While the Company does not directly purchase unfinished cotton and convert the material into finished goods, it is the primary raw material utilized in the production of our operating room towels and laparotomy sponges. The volume of cotton included in these products is estimated to be approximately 11 million pounds per annum. Our gross profit during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 was unfavorably impacted by $1,809 due to higher costs of products sourced from overseas vendors.

In response to the increase in material costs during fiscal 2011 we have implemented price increases on certain cotton and resin based products. We have been limited in our ability to pass all raw material price increases on to our customers. Due to competitive market conditions and indications that cotton prices will start to decline during the latter part of fiscal 2012, we have passed on price increases that we believe will be sustainable. Net sales during the three months ended September 30, 2011 include approximately $1,811 of price increases to our customers.

Selling, general and administrative expenses amounted to $15,355 and $13,597 during the three months ended September 30, 2011 and 2010, respectively. The increase of $1,758 or 12.9% is primarily attributable to selling, general and administrative expenses added as a result of the AVID acquisition. Selling, general and administrative expenses for the three months ended September 30, 2010 included one-time transaction costs of $1,335 related to the acquisition of AVID.

Distribution expenses, which are included in selling, general and administrative expenses, amounted to $1,933 and $1,812 during the three months ended September 30, 2011 and 2010, respectively. The increase is primarily due to increased labor-related costs, principally overtime expenses. The Company does not classify any expenses as distribution related in our Toano, VA facility added in the AVID acquisition as we utilize a third-party logistics provider for that facility’s supply chain management functions. Such expenses are deemed to be freight-out and are included in cost of sales.

Interest expense amounted to $1,130 and $500 during the three months ended September 30, 2011 and 2010, respectively. The increase in interest expense was attributable to a net increase in average principal loan balances outstanding and an increase in interest rates.

During the three months ended June 30, 2010, the Company incurred an extraordinary pre-tax loss of $1,455 relating to inventories damaged as a result of weather-related water damage. The inventories damaged were predominantly patient bedside disposables and did not negatively impact the Company’s service levels with respect to this product line. During the three months ended September 30, 2011, the Company negotiated a settlement with our insurance broker for reimbursement of these damaged inventories in the amount of $700. This reimbursement has been categorized as an extraordinary gain on our financial statements.

Income tax expense amounted to $347 (inclusive of the tax impact resulting from the aforementioned extraordinary item) and $280 during the three months ended September 30, 2011 and 2010, respectively. Income tax expense as a percent of income before income taxes was 38.5% and 37.4% during the three months ended September 30, 2011 and 2010, respectively.

SIX MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2010:

The following table sets forth certain operational data (in dollars and as a percentage of net sales) for the six months ended September 30, 2011 and 2010:

	September 30, 2011	Percent of Net Sales	September 30, 2010	Percent of Net Sales
Net Sales	$216,128	100.0%	$152,744	100.0%
Cost of Sales	182,470	84.4%	125,360	82.1%

Gross Profit	33,658	15.6%	27,384	17.9%
Selling, General and Administrative Expenses	30,783	14.2%	23,748	15.5%

Operating Income	2,875	1.3%	3,636	2.4%
Interest Expense, net	2,247	1.0%	626	0.4%

Income Before Income Taxes and Extraordinary Item	628	0.3%	3,010	2.0%
Income Tax Expense	251	0.1%	1,149	0.8%

Income Before Extraordinary Item	377	0.2%	1,861	1.2%
Extraordinary Gain (Loss) (net of applicable taxes)	440	0.2%	(896)	(0.6)%

Net Income	$817	0.4%	$965	0.6%

The following table sets forth net sales by market for the six months ended September 30, 2011 and 2010:

	September 30,	September 30,	September 30,
	September 30, 2011	September 30, 2010	Increase (decrease) compared to prior year
Clinical Care Market Sales	$132,778	$73,678	$59,100
Patient Care Market Sales	89,762	83,711	6,051
Sales Related Adjustments	(6,412)	(4,645)	(1,767)

Total Net Sales	$216,128	$152,744	$63,384

The following table sets forth net sales by market and their related changes due to price/mix and volume/mix for the six months ended September 30, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,
	September 30, 2011	September 30, 2010	Increase (decrease) due to price / mix	Increase (decrease) due to volume / mix
Clinical Care Market Sales	$132,778	$73,678	$411	$58,689
Patient Care Market Sales	89,762	83,711	(907)	6,958
Sales Related Adjustments	(6,412)	(4,645)	(652)	(1,115)

Total Net Sales	$216,128	$152,744	$(1,148)	$64,532

Net sales were $216,128 and $152,744 during the six months ended September 30, 2011 and 2010, respectively. The increase in net sales includes $53,944 in higher sales of custom procedure trays acquired through the AVID acquisition. Excluding the custom procedure tray products we experienced an overall increase in net sales during the six months ended September 30, 2011 of $9,440. The increase in net sales, excluding custom procedure tray products, was comprised of an increase in the average selling prices of our products in the amount of $951 and an increase in unit sales in the amount of $8,489. The increase in average selling prices resulted principally from price increases implemented on our operating room disposable products. These increases were partially offset by declining average selling prices on our minor procedure kits and trays and patient bedside disposable products. These declines resulted principally from competitive pressures, the renewal of certain GPO supply agreements and a change in mix of products purchased by our customers. The increase in unit sales was predominantly attributable to higher domestic market penetration within our patient bedside disposable, operating room disposable and protective apparel products.

Gross profit increased $6,274 or 22.9% to $33,658 from $27,384 during the six months ended September 30, 2011 and 2010, respectively. Gross profit as a percentage of net sales was 15.6% during the six months ended September 30, 2011 and 17.9% during the six months ended September 30, 2010. Increased sales volume of $53,944 in sales of custom procedure trays acquired through the AVID acquisition contributed to the increase in gross profit. However, we experienced a decline in gross profit on our remaining product lines of $2,621 during the six months ended September 30, 2011 when compared to the six months ended September 30, 2010. The decline in gross profit was attributable to the mix of products sold and an increase in costs of raw materials resulting from rising global commodity prices. These increased costs were partially offset by increases in pricing to our customers and improved productivity in our manufacturing facilities.

Resin-related product lines which include containment systems for medical waste, patient bedside disposable products and laboratory products, represent approximately 37.0% of the Company’s revenues for the six months ended September 30, 2011. The primary raw material utilized in the manufacture of these products is plastic resin. We have experienced volatility in resin costs consistent with global market prices of oil during the past several years. In any given year we may purchase approximately 45 million pounds of resin. Our gross profit during the six months ended September 30, 2011 as compared to the six months ended September 30, 2010 was unfavorably impacted by $2,073 due to higher resin prices.

During the six months ended September 30, 2011, we imported approximately $33,660 of finished goods and certain raw materials from overseas vendors, principally China. Our main imports are operating room products, which include operating room towels and laparotomy sponges, minor procedure kits and trays and surgical instruments used in our minor procedure kits and trays and certain containment products and patient bedside disposable products that we do not produce domestically. The products we have produced in China include cotton and plastic resin as raw materials.

The cost of cotton has increased to record levels over the past year. The cost of cotton on the international market has more than doubled over the past twelve months. While the Company does not directly purchase unfinished cotton and convert the material into finished goods, it is the primary raw material utilized in the production of our operating room towels and laparotomy sponges. The volume of cotton included in these products is estimated to be approximately 11 million pounds per annum. Our gross profit during the six months ended September 30, 2011 as compared to the six months ended September 30, 2010 was unfavorably impacted by $3,361 due to higher costs of products sourced from overseas vendors.

In response to the increase in material costs during fiscal 2011 we have implemented price increases on certain cotton and resin based products. We have been limited in our ability to pass all raw material price increases on to our customers. Due to competitive market conditions and indications that cotton prices will start to decline during the latter part of fiscal 2012, we have passed on price increases that we believe will be sustainable. Net sales during the six months ended September 30, 2011 include approximately $2,511 of price increases to our customers.

Selling, general and administrative expenses amounted to $30,783 and $23,748 during the six months ended September 30, 2011 and 2010, respectively. The increase of $7,035 or 29.6% is primarily attributable to selling, general and administrative expenses added as a result of the AVID acquisition. Included in our selling, general and administrative expenses were $259 in various recall-related expenses incurred during the six months ended September 30, 2011. These recalls were for products manufactured by an outside vendor and utilized in some of our kits and trays. Typically, the Company is reimbursed for all recall-related expenses by our outside vendors. However, these expenses were associated with a vendor that has since ceased operations. The Company has submitted a claim for reimbursement of these expenses, however we cannot provide assurances that any portion of these expenses will be reimbursed. Selling, general and administrative expenses for the six months ended September 30, 2010 included one-time transaction costs of $1,335 related to the acquisition of AVID.

Distribution expenses, which are included in selling, general and administrative expenses, amounted to $3,809 and $3,548 during the six months ended September 30, 2011 and 2010, respectively. The increase is primarily due to increased labor-related costs, principally overtime expenses. The Company does not classify any expenses as distribution related in our Toano, VA facility added in the AVID acquisition as we utilize a third-party logistics provider for that facility’s supply chain management functions. Such expenses are deemed to be freight-out and are included in cost of sales.

Interest expense amounted to $2,247 and $626 during the six months ended September 30, 2011 and 2010, respectively. The increase in interest expense was attributable to a net increase in average principal loan balances outstanding and an increase in interest rates.

During the six months ended September 30, 2010, the Company incurred an extraordinary pre-tax loss of $1,455 relating to inventories damaged as a result of weather-related water damage. The inventories damaged were predominantly patient bedside disposables and did not negatively impact the Company’s service levels with respect to this product line. During the six months ended September 30, 2011, the Company negotiated a settlement with our insurance broker for reimbursement of these damaged inventories in the amount of $700. This reimbursement has been categorized as an extraordinary gain on our financial statements.

Income tax expense amounted to $511 and $590 (inclusive of the tax impact resulting from the aforementioned extraordinary items) during the six months ended September 30, 2011 and 2010, respectively. Income tax expense as a percent of income before income taxes was 38.5% and 37.9% during the six months ended September 30, 2011 and 2010, respectively.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents changed as follows during the six months ended September 30:

	$(63,951	$(63,951
	2011	2010
Cash used in operating activities	$(1,856)	$(6,722)
Cash used in investing activities	$(341)	$(63,951)
Cash provided by financing activities	$1,307	$67,429
Decrease in cash and cash equivalents	$(890)	$(3,244)

Historically, the Company’s primary sources of liquidity and capital resources have included cash provided by operations and the use of available borrowing facilities while the primary uses of liquidity and capital resources have included acquisitions, capital expenditures and payments on debt.

Cash used in operating activities during the six months ended September 30, 2011 was primarily comprised of increases in (i) accounts receivable of $3,204 and (ii) inventories of $889 and decreases in (i) accounts payable of $1,540 and (ii) accrued expenses of $1,027. This was partially offset by income from operations of $817, depreciation of $2,963 and amortization of $2,190.

Cash used in investing activities during the six months ended September 30, 2011 consisted of purchases of property, plant and equipment. The majority of these capital expenditures related to machinery and equipment for our injection molding facility located in Gallaway, Tennessee. The Company’s credit facilities contain certain covenants and restrictions, which include limitations on capital expenditures. During fiscal 2012, the Company is permitted under the terms of its Credit Agreement, to spend up to $10,000 on capital expenditures per annum.

Cash provided by financing activities during the six months ended September 30, 2011 consisted primarily of $1,334 in net borrowings under our Credit Agreement. During the six months ended September 30, 2011, the Company reduced its term loan by $8,000, which was more than offset by an increase of $10,334 on our revolving credit loan.

Financial Position

The following table sets forth certain liquidity and capital resources data for the periods indicated:

	September 30, 2011	March 31, 2011
	(Unaudited)
Cash and Cash Equivalents	$801	$1,691
Accounts Receivable, net	$35,534	$32,330
Days Sales Outstanding	27.5	21.7
Inventories, net	$55,563	$54,674
Inventory Turnover	5.9	6.0
Current Assets	$100,609	$96,773
Working Capital	$47,761	$41,017
Current Ratio	1.9	1.7
Total Borrowings	$90,305	$89,018
Stockholder’s Equity	$149,413	$148,227
Debt to Equity Ratio	0.60	0.60

The Company is committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital and generating cash flows necessary to meet operating requirements. Total borrowings outstanding were $90,305 with a debt to equity ratio of 0.60 to 1.0 at September 30, 2011 as compared to $89,018 with a debt to equity ratio of 0.60 to 1.0 at March 31, 2011. Cash and cash equivalents at September 30, 2011 were $801 and the Company had $17,530 available for borrowing under its revolving credit loan.

Working capital at September 30, 2011 was $47,761 compared to $41,017 at March 31, 2011 and the current ratio at September 30, 2011 was 1.9 to 1.0 compared to 1.7 to 1.0 at March 31, 2011. The increase in working capital is primarily due to an increase in accounts receivable of $3,204 and inventories of $889 as well as declines in accounts payable of $1,540 and accrued expenses of $1,027.

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

The Credit Agreement provides for an $80,000 secured term loan and a $30,000 secured revolving credit facility. The term loan was used to repay existing term loans provided for in the Prior Credit Agreement and to fund the acquisition of AVID. The revolving credit facility is used to finance the working capital needs and general corporate purposes of the Company and its subsidiaries and for permitted acquisitions. As of September 30, 2011 and November 4, 2011, $64,000 is outstanding on the term loan and $12,470 and $11,305 is outstanding on the revolving credit facility, respectively.

Borrowings under the Credit Agreement are collateralized by substantially all the assets of the Company and the agreement contains certain restrictive covenants, which, among other matters, impose limitations with respect to the incurrence of liens, guarantees, mergers, acquisitions, capital expenditures, specified sales of assets and prohibits the payment of dividends. The Company is also required to maintain various financial ratios which are measured quarterly. As of September 30, 2011, the Company is in compliance with all such covenants and financial ratios.

Contractual Obligations

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity. At September 30, 2011, such obligations and commitments are as follows:

	Total	Less than 1 Year	1 – 3 Years	4 - 5 Years	After 5 Years
Principal Payments of Long-Term Debt	$76,470	$16,000	$44,470	$16,000	$—
Purchase Obligations	32,443	32,443	—	—	—
Capital Lease Obligations	30,517	1,474	3,036	3,159	22,848
Operating Leases	1,414	859	503	52	—
Defined Benefit Plan Payments	549	44	90	101	314

Total Contractual Obligations	$141,393	$50,820	$48,099	$19,312	$23,162

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

Related Party Transactions

As part of the assets and liabilities acquired from the AVID acquisition, the Company assumed a capital lease obligation for the AVID facility located in Toano, VA. The facility, which includes a 185,000 square foot manufacturing and warehouse building and approximately 12 acres of land, is owned by Micpar Realty, LLC (“Micpar”). AVID’s founder and former CEO, is a part owner of Micpar and subsequent to the acquisition of AVID, was elected to the Company’s board of directors and entered into an employment agreement with the Company on August 27, 2010, which expired in August 2011.

The gross and net book value of the capital lease for the periods presented is as follows:

	September 30,	September 30,
	September 30, 2011	March 31, 2011
Capital lease, gross	$11,409	$11,409
Less: Accumulated amortization	665	358

Capital lease, net	$10,744	$11,051

The amortization expense associated with the capital lease is included in our selling, general and administrative expenses and amounted to $153 and $307 during the three and six months ended September 30, 2011.

As of September 30, 2011, the capital lease requires monthly payments of $122 with increases of 2% per annum. The lease contains provisions for an option to buy after three and five years and expires in March 2029. The effective rate on the capital lease obligation is 9.9%. Total lease payments required under the capital lease for the five-year period ending September 30, 2016 is $7,669.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the alternate base rate of interest plus a spread of up to 2.50%, or at LIBOR rate plus a spread of up to 3.50%. The spread over the alternate base rate and LIBOR rates is determined based upon the Company’s performance with regard to agreed-upon financial ratios. The Company decides at its sole discretion as to whether borrowings will be at the alternate base rate or LIBOR. At September 30, 2011, $76,470 was outstanding under the credit facility. Changes in the alternate base rates or LIBOR rates during fiscal 2012 will have a positive or negative effect on the Company’s interest expense. Each 1% fluctuation in the interest rate will increase or decrease interest expense for the Company by approximately $765 on an annualized basis.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Report. Based upon that evaluation, the Company’s management concluded that, as of September 30, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2011, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1 and 31.2 – Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1 and 32.2 – Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 – The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets (Unaudited), (ii) the Condensed Consolidated Statements of Operations (Unaudited), (iii) the Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited) and (v) Notes to the Condensed Consolidated Financial Statements (Unaudited)

(b)	Reports on Form 8-K

Current Report on Form 8-K dated August 16, 2011, covering Item 5.07 – Submission of Matters to a Vote of Security Holders

Current Report on Form 8-K dated November 2, 2011, covering Item 7.01 – Results of Operations and Financial Condition and Item 9.01 – Financial Statements and Exhibits

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 4, 2011	By:	/s/ Charles L. Kelly, Jr.
Charles L. Kelly, Jr.
Chief Financial Officer