Form 10-Q
period 2011-12-31
MEDICAL ACTION INDUSTRIES INC
filed 2012-02-03
CIK 748270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

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

16,390,628 shares of common stock are issued and outstanding as of February 3, 2012.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MEDICAL ACTION INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	December 31,	December 31,
	December 31, 2011	March 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,003	$1,691
Accounts receivable, less allowance for doubtful accounts of $818 at December 31, 2011 and $804 at March 31, 2011	35,728	32,330
Inventories, net	55,650	54,674
Prepaid expenses	2,258	1,702
Deferred income taxes	3,008	2,801
Prepaid income taxes	318	1,938
Other current assets	1,709	1,637

Total current assets	99,674	96,773

Property, plant and equipment, net	50,205	53,901
Goodwill, net	108,764	108,652
Other intangible assets, net	39,882	41,860
Other assets, net	2,940	3,319

Total assets	$301,465	$304,505

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,272	$17,069
Accrued expenses	22,578	22,235
Current portion of capital lease obligation	121	92
Current portion of long-term debt	16,000	16,360

Total current liabilities	52,971	55,756
Deferred income taxes	27,956	27,956
Capital lease obligation, less current portion	13,690	13,790
Long-term debt, less current portion	55,470	58,776

Total liabilities	150,087	156,278

STOCKHOLDERS’ EQUITY:
Common stock—40,000,000 shares authorized, $.001 par value; issued and outstanding 16,390,628 shares at December 31, 2011 and 16,383,128 shares at March 31, 2011	16	16
Additional paid-in capital	34,308	33,799
Accumulated other comprehensive loss	(437)	(437)
Retained earnings	117,491	114,849

Total stockholders’ equity	151,378	148,227

Total liabilities and stockholders’ equity	$301,465	$304,505

The accompanying notes are an integral part of these condensed financial statements.

MEDICAL ACTION INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Net sales	$112,969	$104,477	$329,097	$257,221
Cost of sales	95,824	86,055	278,294	211,415

Gross profit	17,145	18,422	50,803	45,806
Selling, general and administrative expenses	13,327	13,551	44,110	37,299

Operating income	3,818	4,871	6,693	8,507
Interest expense, net	1,174	1,116	3,421	1,742

Income before income taxes and extraordinary item	2,644	3,755	3,272	6,765
Income tax expense	819	1,451	1,070	2,600

Income before extraordinary item	1,825	2,304	2,202	4,165
Extraordinary gain (loss), net of applicable taxes (note 13)	—	—	440	(896)

Net income	$1,825	$2,304	$2,642	$3,269

Per share basis:
Basic
Income before extraordinary item	$0.11	$0.14	$0.13	$0.25
Extraordinary gain (loss), net of applicable taxes	—	—	0.03	(0.05)

Net income	$0.11	$0.14	$0.16	$0.20

Diluted
Income before extraordinary item	$0.11	$0.14	$0.13	$0.25
Extraordinary gain (loss), net of applicable taxes	—	—	0.03	(0.05)

Net income	$0.11	$0.14	$0.16	$0.20

The accompanying notes are an integral part of these condensed financial statements.

MEDICAL ACTION INDUSTRIES INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED DECEMBER 31, 2011

(Unaudited)

(dollars in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at April 1, 2011	16,383,128	$16	$33,799	$(437)	$114,849	$148,227
Exercise of stock options	7,500	—	20			20
Amortization of deferred compensation			15			15
Tax benefit from vesting of restricted stock and exercise of stock options			19			19
Stock-based compensation			455			455
Net income					2,642	2,642

Balance at December 31, 2011	16,390,628	$16	$34,308	$(437)	$117,491	$151,378

The accompanying notes are an integral part of this condensed financial statement.

MEDICAL ACTION INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Nine Months Ended December 31,
	2011	2010
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,642	$3,269
Adjustments to reconcile net income to net cash used in operating activities:
Extraordinary (gain) loss	(700)	1,455
Depreciation	4,394	3,960
Amortization	3,264	2,321
Provision for doubtful accounts	39	9
Deferred income taxes	—	(45)
Stock-based compensation	470	589
Excess tax liability from stock-based compensation	(207)	—
Loss on disposal of property and equipment	—	20
Tax benefit from vesting of restricted stock and exercise of stock options	19	79
Changes in operating assets and liabilities:
Accounts receivable	(3,652)	303
Inventories	(998)	(16,372)
Prepaid expenses and other current assets	72	423
Other assets	(907)	(1,933)
Accounts payable	(2,797)	583
Prepaid income taxes	1,620	8
Accrued expenses	343	4,955

Net cash provided by (used in) operating activities	3,602	(376)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase price and related acquisition costs	125	(62,525)
Purchases of property, plant and equipment	(701)	(2,914)
Proceeds from sale of property and equipment	3	4

Net cash used in investing activities	(573)	(65,435)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit and long-term borrowings	74,217	155,380
Principal payments on revolving line of credit and long-term borrowings	(77,883)	(90,428)
Principal payments on capital lease obligation	(71)	(20)
Proceeds from exercise of stock options	20	152

Net cash (used in) provided by financing activities	(3,717)	65,084

Net decrease in cash and cash equivalents	(688)	(727)
Cash and cash equivalents at beginning of period	1,691	5,641

Cash and cash equivalents at end of period	$1,003	$4,914

Supplemental disclosures:
Interest paid	$2,347	$1,189
Income taxes (refunded) paid	$(491)	$1,947

The accompanying notes are an integral part of these condensed financial statements.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Medical Action Industries Inc. (“Medical Action” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended December 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012. For further information, refer to the financial statements and footnotes thereto included in the Company’s 2011 Annual Report on Form 10-K.

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

Note 3. Recently Issued Accounting Pronouncements

Revenue Arrangements with Multiple Deliverables

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, which will update Accounting Standard Codification (“ASC”) 605, Revenue Recognition, and changes the accounting for certain revenue arrangements. The new standard sets forth requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010, which for us was April 1, 2011. The adoption of this new accounting standard is not expected to have a material effect on the Company’s consolidated financial statements.

Goodwill Impairment Testing

In September 2011, the FASB issued authoritative guidance in ASC 350, Intangibles—Goodwill and Other, intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011, or the Company’s third quarter of fiscal 2012. The Company does not expect this guidance will have a material impact on its financial statements.

Note 4. Inventories

Inventories, which are stated at the lower of cost (determined by means of the first in, first out method) or market, consist of the following:

	December 31,	March 31,
	2011	2011
Finished Goods, net	$28,651	$28,922
Raw Materials, net	21,106	21,519
Work in Progress, net	5,893	4,233

Total Inventories, net	$55,650	$54,674

On a continuing basis, inventory quantities on hand are reviewed and an analysis of the provision for excess and obsolete inventory is performed based primarily on the Company’s sales history and anticipated future demand. The reserve for excess and obsolete inventory amounted to approximately $1,297 at December 31, 2011 and $1,415 at March 31, 2011.

Note 5. Business Acquisition

On August 27, 2010, the Company completed its acquisition of AVID Medical Inc. (“AVID”), a provider of custom procedure trays to the healthcare industry, in which the Company acquired the outstanding shares of common stock of AVID for $62,425.

The results of operations of this acquisition have been included in the consolidated financial statements from the date of acquisition. The purpose of this acquisition was to expand our product line offering into custom procedure trays to augment our existing product classes and expand our market presence in clinical care areas of acute care facilities and surgery centers throughout the country.

The following table summarizes the allocation of the final purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

	Initial Purchase Price Allocation at August 27, 2010	Fiscal Year 2011 Adjustments	Preliminary Purchase Price Allocation at March 31, 2011	Fiscal Year 2012 Adjustments	Final Purchase Price Allocation at December 31, 2011
Cash	$25	$—	$25	$—	$25
Accounts receivable, net	11,247	—	11,247	(215)	11,032
Inventories	9,482	—	9,482	(22)	9,460
Deferred tax assets	881	321	1,202	—	1,202
Other current assets	1,392	—	1,392	—	1,392
Property and equipment, net	16,071	—	16,071	—	16,071
Identifiable intangible assets:
Customer relationships	27,500	—	27,500	—	27,500
Trademarks	2,100	—	2,100	—	2,100
Goodwill	30,034	(2,081)	27,953	112	28,065

Total assets acquired	98,732	(1,760)	96,972	(125)	96,847

Less :
Accounts payable and accrued expenses	10,624	(1,366)	9,258	—	9,258
Deferred tax liabilities	11,692	(444)	11,248	—	11,248
Debt, short-term and long-term	13,916	—	13,916	—	13,916

Total liabilities assumed	36,232	(1,810)	34,422	—	34,422

Net assets acquired	$62,500	$50	$62,550	$(125)	$62,425

The following unaudited pro forma financial information for the three and nine months ended December 31, 2011 and 2010 represent the combined results of the Company’s operations as if the acquisition of AVID had occurred on April 1, 2010. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company constituted a single entity during such periods presented.

	Three Months ended		Nine Months ended
	December 31,		December 31,
	2011	2010	2011	2010
Net sales	$112,969	$104,477	$329,097	$312,960
Income before extraordinary item and income taxes	$2,644	$3,755	$3,272	$8,653
Net income	$1,825	$2,304	$2,642	$5,219
Net income per share-basic	$0.11	$0.14	$0.16	$0.32

Net income per share-diluted	$0.11	$0.14	$0.16	$0.32

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

The gross and net book value of the capital lease is as follows:

	December 31,	December 31,
	December 31,	March 31,
	2011	2011
Capital lease, gross	$11,409	$11,409
Less: Accumulated amortization	(819)	(358)

Capital lease, net	$10,590	$11,051

The amortization expense associated with the capital lease is included in our selling, general and administrative expenses and amounted to $154 and $154 for the three months ended December 31, 2011 and 2010, respectively and $461 and $205 for the nine months ended December 31, 2011 and 2010, respectively.

As of December 31, 2011 the capital lease requires monthly payments of $122 with increases of 2% per annum. The lease contains provisions for an option to buy after three and five years and expires in March 2029. The effective rate on the capital lease obligation is 9.9%.

The following is a schedule by years of the future minimum lease payments under the capital lease as of December 31, 2011:

December 31,	Capital Lease Payments
2012	$1,481
2013	1,511
2014	1,541
2015	1,572
2016	1,603
Thereafter	22,445

Total minimum lease payments	30,153
Less: Amounts representing interest	(16,342)

Present value of minimum lease payments	13,811
Less: Current portion of capital lease obligation	(121)

Long-term portion of capital lease obligation	$13,690

Note 7. Goodwill and Intangible Assets

The change in the goodwill balance during the nine months ended December 31, 2011 is as follows:

Balance at April 1, 2011	$108,652
AVID Acquisition (Note 5)	112

Balance at December 31, 2011	$108,764

At December 31, 2011, other intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Trademarks/Tradenames not subject to amortization	$1,266	$—	$1,266
Trademarks subject to amortization (5 years)	2,100	560	1,540
Customer Relationships (20 years)	43,200	6,227	36,973
Intellectual Property (7 years)	400	297	103

Total Other Intangible Assets, net	$46,966	$7,084	$39,882

At March 31, 2011, other intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Trademarks/Tradenames not subject to amortization	$1,266	$—	$1,266
Trademarks subject to amortization (5 years)	2,100	245	1,855
Customer Relationships (20 years)	43,200	4,607	38,593
Intellectual Property (7 years)	400	254	146

Total Other Intangible Assets, net	$46,966	$5,106	$41,860

The Company recorded amortization expense related to the above amortizable intangible assets of $659 and $692 for the three months ended December 31, 2011 and 2010, respectively and $1,978 and $1,537 for the nine months ended December 31, 2011 and 2010, respectively. The estimated aggregate amortization expense for the cumulative five years ending December 31, 2016 amounts to $12,443.

Note 8. Credit Facilities and Long-Term Debt

Long-term debt consists of the following:

	December 31,	March 31,
	2011	2011
Revolving Credit Agreement (a)	$11,470	$2,136
Term Loan (a)	60,000	72,000
Industrial Revenue Bond (b)	—	1,000

Total debt	$71,470	$75,136
Less: current portion	(16,000)	(16,360)

Total long-term debt	$55,470	$58,776

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

The term loan was used by the Company to repay an existing term loan provided for in the Prior Credit Agreement and to fund the acquisition of AVID. The revolving credit facility, which expires August 27, 2014, will be used to finance the working capital needs and general corporate purposes of the Company and its subsidiaries and for permitted acquisitions. Principal payments on the term loan are due and payable in 16 consecutive quarterly installments of $4,000 on the last day of each March, June, September and December thereafter, with the final payment due on August 27, 2015. Both the term loan and revolving credit facility bear interest as established by the Credit Agreement. The average interest rate on the term loan approximated 3.51% and 2.98%, during the nine months ended December 31, 2011 and 2010, respectively, and the average interest rate on the revolving credit facility approximated 5.52% and 4.43%, during the nine months ended December 31, 2011 and 2010, respectively. The Company’s availability under the revolving credit facility amounts to $18,530 as of December 31, 2011.

Borrowings under this agreement are collateralized by substantially all the assets of the Company, and the agreement contains certain restrictive covenants, which, among other matters, impose limitations with respect to the incurrence of liens, guarantees, mergers, acquisitions, capital expenditures, specified sales of assets and prohibits the payment of dividends. The Company is also required to maintain various financial ratios which are measured quarterly. As of December 31, 2011, the Company is in compliance with all such covenants and financial ratios.

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

The Company recognized stock-based compensation (exclusive of deferred tax benefits) for awards granted under the Company’s Stock Option Plans in the following line items in the Consolidated Statements of Operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Cost of sales	$8	$35	$34	$103
Selling, general and administrative expenses	132	162	436	486

Stock-based compensation expense before income tax benefits	$140	$197	$470	$589

Net income was impacted by $97 (after tax) and $313 (after tax) or $.01 and $.02 per diluted share in stock-based compensation expense for the three and nine months ended December 31, 2011 and $121 (after tax) and $362 (after tax) or $0.01 and $0.02 per diluted share in stock-based compensation expense for the three and nine months ended December 31, 2010.

No stock options were granted to employees or members of the Company’s board of directors during the nine months ended December 31, 2011.

The Company granted 215,000 stock options to employees during the nine months ended December 31, 2010, which vest 25% during the nine months ended December 31, 2012, 25% during the nine months ended December 31, 2013 and 50% during the nine months ended December 31, 2014, expire 10 years from date of grant (during the nine months ended December 31, 2020), have a weighted average exercise price equal to $11.89, have a weighted average remaining contractual term of 8.4 years and weighted average grant date fair value of $6.60 per share determined based upon a Black-Scholes valuation model (refer to the table below for assumptions used to determine fair value). In addition to the above employee stock option grants, the Company granted 30,000 stock options to members of the Company’s board of directors during the nine months ended December 31, 2010, which became fully vested upon issuance, have a weighted average exercise price equal to $8.99, have a weighted average remaining contractual term of 8.6 years and weighted average grant date fair value of $5.04 per share determined based upon a Black-Scholes valuation model (refer to the table below for assumptions used to determine fair value).

The fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options granted during the respective periods using the Black-Scholes option valuation model were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Dividend yield	n/a	n/a	n/a	0.0%
Weighted-average expected volatility	n/a	n/a	n/a	60.3%
Risk-free interest rate	n/a	n/a	n/a	3.2%
Expected life of options (in years)	n/a	n/a	n/a	5.3
Fair value of options granted	n/a	n/a	n/a	$6.40

The following is a summary of restricted stock activity in our 1994 Stock Incentive Plan for the nine months ended December 31, 2011:

	Shares	Weighted Average Grant Price
Non-Vested at April 1, 2011	7,967	$12.74
Granted	—	$—
Vested	(467)	$15.31
Forfeited	—	$—

Non-Vested at December 31, 2011	7,500	$12.58

Grants of restricted stock are common stock awards granted to recipients with specified vesting provisions. The restricted stock issued vests based upon the recipients continued service over time (five-year vesting period). The Company estimates the fair value of restricted stock based on the Company’s closing stock price on the date of grant.

The following is a summary of the changes in outstanding options for all of the Company’s plans during the nine months ended December 31, 2011:

	Options	Weighted Average Exercise Price	Remaining Weighted Average Contract Life (Years)	Aggregate Intrinsic Value
Outstanding at April 1, 2011	1,328,937	$12.54	6.1	$46
Granted	—	—
Exercised	(7,500)	2.67
Forfeited	—	—

Outstanding at December 31, 2011	1,321,437	$12.60	5.4	$—

Options exercisable at December 31, 2011	937,904	$13.15	4.3	$—

The total intrinsic value of options exercised during the nine months ended December 31, 2011 and 2010 was $47 and $199, respectively. As of December 31, 2011, there was approximately $2,347 of total ASC 718, Compensation-Stock Compensation unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Company’s plans. Such cost is expected to be recognized over a period of 2.5 years.

The following is a summary of the changes in non-vested stock options for the nine months ended December 31, 2011:

	Options	Weighted Average Grant Date Fair Value
Non-vested at April 1, 2011	501,625	$6.13
Granted	—	$—
Forfeited	—	$—
Vested	(118,092)	$6.16

Non-vested at December 31, 2011	383,533	$6.12

Note 10. Income Taxes

The Company’s provision for income taxes consists of U.S. state and local taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. The Company’s annual effective tax rate for fiscal 2012 is estimated to be 38.6% (which includes U.S., state and local taxes) based upon the Company’s anticipated earnings.

For the nine months ended December 31, 2011 the Company recorded a provision for income taxes of $1,330 (including tax expense of $260 relating to an extraordinary gain), which consisted of U.S., state and local, as well as discrete items that resulted in a net benefit of $202 related to tax return to provision adjustments. For the nine months ended December 31, 2010, the Company recorded a provision for income taxes of $2,041 (including tax benefit of $559 relating to an extraordinary loss) which consisted of U.S., state and local taxes.

In accordance with the provisions of ASC 740, Income Taxes, we recognize in our financial statements only those tax positions that meet the more-likely-than-not-recognition threshold. We establish tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in our consolidated statements of operations. Our accrual for interest and penalties was $21 upon adoption of ASC 740 and at December 31, 2011.

Note 11. Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common shares. Diluted earnings per share are based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average prices during the periods. Excluded from the calculation of earnings per share are options to purchase 1,321,437 shares for the three and nine months ended December 31, 2011 and 1,203,089 and 1,091,093 for the three and nine months ended December 31, 2010, as their inclusion would not have been dilutive.

The following is a reconciliation of the numerator and denominator of the basic and diluted net earnings per share computations for the three and nine months ended December 31, 2011 and 2010, respectively.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Numerator :
Income before extraordinary item	$1,825	$2,304	$2,202	$4,165
Extraordinary gain (loss), net of applicable taxes (note 13)	—	—	440	(896)

Net income for basic and diluted earnings per share	$1,825	$2,304	$2,642	$3,269

Denominator :
Denominator for basic earnings per share—weighted average shares	16,390,628	16,350,916	16,390,572	16,346,615

Effect of dilutive securities:
Employee and director stock options	—	20,744	31	44,966

Denominator for diluted earnings per share—adjusted weighted average shares	16,390,628	16,371,660	16,390,603	16,391,581

Per share basis:
Basic
Income before extraordinary item	$0.11	$0.14	$0.13	$0.25
Extraordinary gain (loss), net of applicable taxes	—	—	0.03	(0.05)

Net income	$0.11	$0.14	$0.16	$0.20

Diluted
Income before extraordinary item	$0.11	$0.14	$0.13	$0.25
Extraordinary gain (loss), net of applicable taxes	—	—	0.03	(0.05)

Net income	$0.11	$0.14	$0.16	$0.20

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

The estimated fair values of our financial instruments at December 31, 2011 and March 31, 2011 are as follows:

	December 31, 2011
	Carrying Amount	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,003	$1,003	$—	$—
Accounts receivable, net	$35,728	$35,728	$—	$—
Accounts payable	$14,272	$14,272	$—	$—
Current portion of long-term debt	$16,000	$16,000	$—	$—
Long-term debt	$55,470	$55,470	$—	$—

	March 31, 2011
	Carrying Amount	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,691	$1,691	$—	$—
Accounts receivable, net	$32,330	$32,330	$—	$—
Accounts payable	$17,069	$17,069	$—	$—
Current portion of long-term debt	$16,360	$16,360	$—	$—
Long-term debt	$58,776	$58,776	$—	$—

Note 13. Extraordinary Gains and Losses

During the nine months ended December 31, 2011, the Company recorded an extraordinary gain of $440 (net of tax expense of $260) as a result of an insurance settlement relating to inventories damaged as a result of weather-related water damage.

During the nine months ended December 31, 2010, the Company incurred an extraordinary loss of $896 (net of tax benefit of $559) relating to inventories damaged as a result of weather-related water damage. The inventories damaged were predominantly patient bedside disposables and did not negatively impact the Company’s service levels with respect to this product class.

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

Our market approach encompasses ongoing strategic relationships with group purchasing organizations (“GPO’s”), integrated delivery networks (“IDN’s”), acute care facilities, surgery centers, clinical decision makers and procurement managers within acute care facilities, national and regional distributors and other end users of our products. Over the previous two years we have implemented an internal structure to support a market presence which encompasses; (i) a marketing team comprised of product line managers for each of our key product categories, (ii) an Executive Healthcare Services team that directly maintains our relationship with GPO’s and IDN’s, (iii) regional managers who supervise both Clinical Care and Patient Care sales representatives and maintain relationships with larger acute care facilities and (iv) sales representatives which maintain a direct presence with the end users of our products and manage compliance levels on GPO and IDN contracts. While we view the end users of our products as the critical decision point driving our market penetration, approximately 67% of our products are sold through two national distributors.

Our growth strategy has included both acquisitions and expansion of existing product lines. On August 27, 2010, we acquired AVID Medical Inc. (“AVID”) which markets and assembles custom procedure trays. AVID’s net sales were $34,905 and $102,987 for the three and nine months ended December 31, 2011, respectively. We had previously made both custom and standard minor procedure kits and trays. The acquisition of AVID significantly expanded our product line offerings within the Clinical Care market, increased our sales team and provided opportunities to cross sell our existing product lines. We have supply agreements with substantially every major GPO and IDN in the country including Novation, Premier and MedAssets. A majority of the acute care facilities that we sell to belong to at least one GPO. The supply agreements we have been awarded through these GPO’s designate the Company as a sole-source or multi-source provider for substantially all of our product offerings. We consider our relationships with the GPO’s and IDN’s that we conduct business with to be valuable intangible assets. The supply agreements with GPO’s and IDN’s typically have no minimum purchase requirements and terms of one to three years that can be terminated on ninety days advance notice. While the acute care facilities associated with the GPO’s and IDN’s are not obligated to purchase our product offerings, many of these supply agreements have resulted in unit sales growth for the Company. We were recently recognized for performance excellence by the two largest GPO’s in the healthcare industry, Novation and Premier. Acute care facility orders purchased through our supply agreements with these two GPO’s accounted for $30,985 and $96,289 or 27% and 29% of our total net sales for the three and nine months ended December 31, 2011, respectively.

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

The challenging economic environment of the past three years has negatively impacted hospital utilization, placed adverse economic pressure on acute care facilities and fostered volatility in commodity prices. These factors have impacted our revenues, average selling prices and gross profit. We have addressed these conditions by expanding our product lines, investing in our sales and marketing teams, managing our operating costs and differentiating ourselves in the market by emphasizing our ability to add value to our customers by improving their patient outcomes. We remain committed to being a trusted partner to our customers known for delivering innovative solutions to the healthcare community to improve the quality of care and enhancing patient experiences.

During the three months ended December 31, 2011 and 2010, we reported revenues of $112,969 and $104,477, respectively. Our net income and earnings per diluted share during the three months ended December 31, 2011 and 2010 were $1,825 or $0.11, and $2,304 or $0.14, respectively.

During the nine months ended December 31, 2011 and 2010, we reported revenues of $329,097 and $257,221, respectively. Our net income and earnings per diluted share during the nine months ended December 31, 2011 and 2010 were $2,642 or $0.16 and $3,269 or $0.20, respectively. Net income during the nine months ended December 31, 2011 included a pre-tax gain of $700 on an insurance settlement relating to inventories damaged as a result of weather-related water damage and net income for the nine months ended December 31, 2010 included a pre-tax loss of $1,455 relating to the aforementioned damaged inventories and one-time transaction costs of $1,335 related to the acquisition of AVID.

We assess goodwill, long-lived assets and certain identifiable intangibles at least annually for impairment as of the end of the fiscal third quarter, or more frequently if certain events or circumstances warrant. Impairment testing is performed in two steps; (i) we determine impairment by comparing the fair value of the Company with its carrying value, and (ii) if there is an impairment, we measure the amount of the impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. The impairment test for long-lived assets and other intangible assets encompasses calculating a fair value of such asset and comparing the fair value to its carrying value. If the carrying value exceeds the fair value, impairment is recorded.

In light of the decline in our stock price, we reviewed the impact of the change in our market capitalization on the fair value of the Company in conjunction with our annual impairment assessment. We assessed that the fair value of the Company was in excess of its carrying value by approximately 13% and concluded that there was no impairment.

Application of the goodwill impairment test requires judgment. Fair value is estimated using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.

We will continue to monitor and evaluate the potential impact on our business and perform interim impairment testing if triggering events arise prior to future annual impairment testing. Accordingly, it is possible that we could recognize an impairment charge in the future with respect to goodwill and/or other intangible assets.

THREE MONTHS ENDED DECEMBER 31, 2011 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2010:

The following table sets forth certain operational data (in dollars and as a percentage of net sales) for the three months ended December 31, 2011 and 2010:

	December 31, 2011	Percent of Net Sales	December 31, 2010	Percent of Net Sales
Net Sales	$112,969	100.0%	$104,477	100.0%
Cost of Sales	95,824	84.8%	86,055	82.4%

Gross Profit	17,145	15.2%	18,422	17.6%
Selling, General and Administrative Expenses	13,327	11.8%	13,551	13.0%

Operating Income	3,818	3.4%	4,871	4.7%
Interest Expense, net	1,174	1.0%	1,116	1.1%

Income Before Income Taxes and Extraordinary Item	2,644	2.3%	3,755	3.6%
Income Tax Expense	819	0.7%	1,451	1.4%

Net Income	$1,825	1.6%	$2,304	2.2%

The following table sets forth net sales by market and their related changes due to price/mix and volume/mix for the three months ended December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010	Increase (decrease) due to price / mix	Increase (decrease) due to volume / mix	Increase (decrease) compared to prior year
Clinical Care Market Sales	$68,420	$64,502	$2,036	$1,882	$3,918
Patient Care Market Sales	46,497	42,635	(178)	4,040	3,862
Sales Related Adjustments	(1,948)	(2,660)	(223)	935	712

Total Net Sales	$112,969	$104,477	$1,635	$6,857	$8,492

Net sales were $112,969 and $104,477 during the three months ended December 31, 2011 and 2010, respectively. The increase in net sales was comprised of an increase in unit sales in the amount of $6,857 and an increase in the average selling prices of our products in the amount of $1,635. The increase in unit sales was predominantly attributable to higher domestic market penetration within our patient bedside plastics, custom procedure trays, operating room and measurement and collection products. The increase in average selling prices resulted principally from price increases implemented on our operating room and custom procedure trays products.

Gross profit decreased $1,277 or 6.9% to $17,145 from $18,422 during the three months ended December 31, 2011 and 2010, respectively. Gross profit as a percentage of net sales was 15.2% during the three months ended December 31, 2011 and 17.6% during the three months ended December 31, 2010. The decline in gross profit was attributable to the mix of products sold, an increase in costs of raw materials resulting from rising global commodity prices and higher freight-out costs. These increased costs were partially offset by increases in pricing to our customers and improved productivity in our manufacturing facilities.

Resin-related product lines which include containment systems for medical waste, patient bedside plastics and measurement and collection products, represent approximately 37% of the Company’s revenues for the three months ended December 31, 2011. The primary raw material utilized in the manufacture of these products is plastic resin. We have experienced volatility in resin costs consistent with global market prices of oil and natural gas during the past several years. In any given year we may purchase approximately 45 million pounds of resin. Our gross profit during the three months ended December 31, 2011 as compared to the three months ended December 31, 2010 was unfavorably impacted by $1,655 due to higher resin prices.

During the three months ended December 31, 2011, we imported approximately $22,222 of finished goods and certain raw materials from overseas vendors, principally China. Our main imports are operating room products, which include operating room towels and laparotomy sponges, minor procedure kits and trays and surgical instruments used in our minor procedure kits and trays and certain containment products and patient bedside disposable products that we do not produce domestically. The products we have produced in China include cotton and plastic resin as raw materials.

The costs within the global market for cotton, while still volatile, have declined from their peak in March 2011. The Company does not directly purchase unfinished cotton and convert the material into finished goods. However, cotton is the primary raw material utilized in the production of our operating room towels and laparotomy sponges. Notwithstanding the decline in cotton prices, we have not seen a corresponding decline in the cost of our cotton products, which are primarily sourced from China-based vendors. The volume of cotton included in our products is estimated to be approximately 11 million pounds per annum. Our gross profit during the three months ended December 31, 2011 as compared to the three months ended December 31, 2010 was unfavorably impacted by $1,180 due to higher costs of products sourced from overseas vendors.

In response to the increase in material costs during fiscal 2011 we have implemented price increases on certain cotton and resin based products. We have been limited in our ability to pass all raw material price increases on to our customers. Due to competitive market conditions and indications that cotton prices will start to decline during the latter part of fiscal 2012, we have passed on price increases that we believe will be sustainable. Net sales during the three months ended December 31, 2011 include approximately $992 of price increases to our customers.

Selling, general and administrative expenses amounted to $13,328 and $13,551 during the three months ended December 31, 2011 and 2010, respectively. The decrease of $223 or 1.6% is primarily attributable to a decline in legal-related expenditures. Both the three months ended December 31, 2011 and 2010 benefitted from a reduction in the Company’s bonus accrual which was precipitated by the failure to meet certain operational performance objectives.

Distribution expenses, which are included in selling, general and administrative expenses, amounted to $1,706 and $1,777 during the three months ended December 31, 2011 and 2010, respectively. The decrease is primarily due to increased labor-related costs, principally overtime expenses. The Company does not classify any expenses as distribution related in our Toano, VA facility added in the AVID acquisition as we utilize a third-party logistics provider for that facility’s supply chain management functions. Such expenses are deemed to be freight-out and are included in cost of sales.

Interest expense amounted to $1,174 and $1,116 during the three months ended December 31, 2011 and 2010, respectively. The increase in interest expense was attributable to an increase in interest rates, resulting from an amendment made to our credit agreement in June 2011.

Income tax expense amounted to $819 and $1,451 during the three months ended December 31, 2011 and 2010, respectively. Income tax expense as a percent of income before income taxes was 31.0% and 38.6% during the three months ended December 31, 2011 and 2010, respectively. Income tax expense declined as a percent of income before income taxes as a result of a benefit from a tax return to provision adjustment.

NINE MONTHS ENDED DECEMBER 31, 2011 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2010:

The following table sets forth certain operational data (in dollars and as a percentage of net sales) for the nine months ended December 31, 2011 and 2010:

	December 31, 2011	Percent of Net Sales	December 31, 2010	Percent of Net Sales
Net Sales	$329,097	100.0%	$257,221	100.0%
Cost of Sales	278,294	84.6%	211,415	82.2%

Gross Profit	50,803	15.4%	45,806	17.8%
Selling, General and Administrative Expenses	44,110	13.4%	37,299	14.5%

Operating Income	6,693	2.0%	8,507	3.3%
Interest Expense, net	3,421	1.0%	1,742	0.7%

Income Before Income Taxes and Extraordinary Item	3,272	1.0%	6,765	2.6%
Income Tax Expense	1,070	0.3%	2,600	1.0%

Income Before Extraordinary Item	2,202	0.7%	4,165	1.6%
Extraordinary Gain (Loss) (net of applicable taxes)	440	0.1%	(896)	(0.3%)

Net Income	$2,642	0.8%	$3,269	1.3%

The following table sets forth net sales by market and their related changes due to price/mix and volume/mix for the nine months ended December 31, 2011 and 2010:

	December 31,	December 31,	December 31,	December 31,	December 31,
	December 31, 2011	December 31, 2010	Increase (decrease) due to price / mix	Increase (decrease) due to volume / mix	Increase (decrease) compared to prior year
Clinical Care Market Sales	$199,478	$138,387	$95	$60,996	$61,091
Patient Care Market Sales	135,372	125,633	(1,752)	11,491	9,739
Sales Related Adjustments	(5,753)	(6,799)	1,224	(178)	1,046

Total Net Sales	$329,097	$257,221	$(433)	$72,309	$71,876

Net sales were $329,097 and $257,221 during the nine months ended December 31, 2011 and 2010, respectively. The increase in net sales includes $55,745 in higher sales of custom procedure trays acquired through the AVID acquisition. Excluding the custom procedure tray products we experienced an overall increase in net sales during the nine months ended December 31, 2011 of $16,131. The increase in net sales, excluding custom procedure tray products, was comprised of an increase in unit sales in the amount of $15,484, which was partially offset by a decrease in the average selling price of our products in the amount of $392. The increase in unit sales was predominantly attributable to higher domestic market penetration within our patient bedside plastics, operating room, measurement and collection, protective apparel and containment systems for medical waste products. The decrease in average selling prices resulted principally from declining prices on our patient bedside plastics and minor procedure kits and tray products, which were partially offset by price increases implemented on our operating room products. These declines resulted principally from competitive pressures, the renewal of certain GPO supply agreements and a change in mix of products purchased by our customers.

Gross profit increased $4,997 or 10.9% to $50,803 from $45,806 during the nine months ended December 31, 2011 and 2010, respectively. Gross profit as a percentage of net sales was 15.4% during the nine months ended December 31, 2011 and 17.8% during the nine months ended December 31, 2010. Increased sales volume of $55,745 in sales of custom procedure trays acquired through the AVID acquisition contributed to the increase in gross profit. However, we experienced a decline in gross profit on our remaining product lines of $4,170 during the nine months ended December 31, 2011 when compared to the nine months ended December 31, 2010. The decline in gross profit was attributable to the mix of products sold, an increase in costs of raw materials resulting from rising global commodity prices and higher freight-out costs. These increased costs were partially offset by improved productivity in our manufacturing facilities.

Resin-related product lines which include containment systems for medical waste, patient bedside plastics and measurement and collection products represent approximately 37% of the Company’s revenues for the nine months ended December 31, 2011. The primary raw material utilized in the manufacture of these products is plastic resin. We have experienced volatility in resin costs consistent with global market prices of oil and natural gas during the past several years. In any given year we may purchase approximately 45 million pounds of resin. Our gross profit during the nine months ended December 31, 2011 as compared to the nine months ended December 31, 2010 was unfavorably impacted by $3,728 due to higher resin prices.

During the nine months ended December 31, 2011, we imported approximately $55,882 of finished goods and certain raw materials from overseas vendors, principally China. Our main imports are operating room products, which include operating room towels and laparotomy sponges, minor procedure kits and trays and surgical instruments used in our minor procedure kits and trays and certain containment products and patient bedside disposable products that we do not produce domestically. The products we have produced in China include cotton and plastic resin as raw materials.

The costs within the global market for cotton, while still volatile, have declined from their peak in March 2011. The Company does not directly purchase unfinished cotton and convert the material into finished goods. However, cotton is the primary raw material utilized in the production of our operating room towels and laparotomy sponges. Notwithstanding the decline in cotton prices, we have not seen a corresponding decline in the cost of our cotton products, which are primarily sourced from China-based vendors. The volume of cotton included in our products is estimated to be approximately 11 million pounds per annum. Our gross profit during the nine months ended December 31, 2011 as compared to the nine months ended December 31, 2010 was unfavorably impacted by $4,540 due to higher costs of products sourced from overseas vendors.

In response to the increase in material costs during fiscal 2011 we have implemented price increases on certain cotton and resin based products. We have been limited in our ability to pass all raw material price increases on to our customers. Due to competitive market conditions and indications that cotton prices will start to decline during the latter part of fiscal 2012, we have passed on price increases that we believe will be sustainable. Net sales during the nine months ended December 31, 2011 include approximately $3,503 of price increases to our customers.

Selling, general and administrative expenses amounted to $44,110 and $37,299 during the nine months ended December 31, 2011 and 2010, respectively. The increase of $6,811 or 18.3% is primarily attributable to selling, general and administrative expenses added as a result of the AVID acquisition. Included in our selling, general and administrative expenses were $259 in various recall-related expenses incurred during the nine months ended December 31, 2011. These recalls were for products manufactured by an outside vendor and utilized in some of our kits and trays. Typically, the Company is reimbursed for all recall-related expenses by our outside vendors. However, these expenses were associated with a vendor that has since ceased operations. The Company has submitted a claim for reimbursement of these expenses, however we cannot provide assurances that any portion of these expenses will be reimbursed. Selling, general and administrative expenses for the nine months ended December 31, 2010 included one-time transaction costs of $1,335 related to the acquisition of AVID. Both the nine months ended December 31, 2011 and 2010 benefitted from a reduction in the Company’s bonus accrual which was precipitated by the failure to meet certain operational performance objectives.

Distribution expenses, which are included in selling, general and administrative expenses, amounted to $5,515 and $5,330 during the nine months ended December 31, 2011 and 2010, respectively. The increase is primarily due to increased labor-related costs, principally overtime expenses. The Company does not classify any expenses as distribution related in our Toano, VA facility added in the AVID acquisition as we utilize a third-party logistics provider for that facility’s supply chain management functions. Such expenses are deemed to be freight-out and are included in cost of sales.

Interest expense amounted to $3,421 and $1,742 during the nine months ended December 31, 2011 and 2010, respectively. The increase in interest expense was attributable to a net increase in average principal loan balances outstanding and an increase in interest rates. The increase in interest rates resulted from an amendment made to our credit agreement in June 2011.

During the nine months ended December 31, 2010, the Company incurred an extraordinary pre-tax loss of $1,455 relating to inventories damaged as a result of weather-related water damage. The inventories damaged were predominantly patient bedside disposables and did not negatively impact the Company’s service levels with respect to this product line. During the nine months ended December 31, 2011, the Company negotiated a settlement with our insurance broker for reimbursement of these damaged inventories in the amount of $700. This reimbursement has been categorized as an extraordinary gain on our financial statements.

Income tax expense amounted to $1,330 and $2,041 (inclusive of the tax impact resulting from the aforementioned extraordinary items) during the nine months ended December 31, 2011 and 2010, respectively. Income tax expense as a percent of income before income taxes was 32.7% and 38.4% during the nine months ended December 31, 2011 and 2010, respectively.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents changed as follows during the nine months ended December 31:

	$(65,435)	$(65,435)
	2011	2010
Cash provided by (used in) operating activities	$3,602	$(376)
Cash used in investing activities	$(573)	$(65,435)
Cash (used in) provided by financing activities	$(3,717)	$65,084
Decrease in cash and cash equivalents	$(688)	$(727)

Historically, the Company’s primary sources of liquidity and capital resources have included cash provided by operations and the use of available borrowing facilities while the primary uses of liquidity and capital resources have included acquisitions, capital expenditures and payments on debt.

Cash provided by operating activities during the nine months ended December 31, 2011 was primarily comprised of (i) income from operations of $2,642, (ii) depreciation of $4,394, (iii) amortization of $3,264 and (iv) a decrease in prepaid income taxes of $1,620. This was partially offset by increases in (i) accounts receivable of $3,652, (ii) inventories of $998 and (iii) other assets of $907 as well as a decrease in accounts payable of $2,797.

Cash used in investing activities during the nine months ended December 31, 2011 consisted of purchases of property, plant and equipment. The majority of these capital expenditures related to machinery and equipment for our injection molding facility located in Gallaway, Tennessee. The Company’s credit facilities contain certain covenants and restrictions, which include limitations on capital expenditures. During fiscal 2012, the Company is permitted under the terms of its Credit Agreement, to spend up to $10,000 on capital expenditures per annum.

Cash provided by financing activities during the nine months ended December 31, 2011 consisted primarily of $3,666 in net payments under our Credit Agreement. During the nine months ended December 31, 2011, the Company reduced its term loan by $12,000, which was partially offset by an increase of $9,334 on our revolving credit loan.

Financial Position

The following table sets forth certain liquidity and capital resources data for the periods indicated:

	December 31,	December 31,
	December 31,	March 31,
	2011	2011
	(Unaudited)
Cash and Cash Equivalents	$1,003	$1,691
Accounts Receivable, net	$35,728	$32,330
Days Sales Outstanding	26.6	21.7
Inventories, net	$55,650	$54,674
Inventory Turnover	5.9	6.0
Current Assets	$99,674	$96,773
Working Capital	$46,703	$41,017
Current Ratio	1.9	1.7
Total Borrowings	$85,281	$89,018
Stockholder’s Equity	$151,378	$148,227
Debt to Equity Ratio	0.56	0.60

The Company is committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital and generating cash flows necessary to meet operating requirements. Total borrowings outstanding were $85,281 with a debt to equity ratio of 0.56 to 1.0 at December 31, 2011 as compared to $89,018 with a debt to equity ratio of 0.60 to 1.0 at March 31, 2011. Cash and cash equivalents at December 31, 2011 were $1,003 and the Company had $18,530 available for borrowing under its revolving credit loan.

Working capital at December 31, 2011 was $46,703 compared to $41,017 at March 31, 2011 and the current ratio at December 31, 2011 was 1.9 to 1.0 compared to 1.7 to 1.0 at March 31, 2011. The increase in working capital is primarily due to an increase in accounts receivable of $3,652 and inventories of $998 as well as a decline in accounts payable of $2,797. The increase in accounts receivable and decline in accounts payable are due to the timing of sales and payments to vendors occurring in the ordinary course of business.

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

The Credit Agreement provides for an $80,000 secured term loan and a $30,000 secured revolving credit facility. The term loan was used to repay existing term loans provided for in the Prior Credit Agreement and to fund the acquisition of AVID. The revolving credit facility is used to finance the working capital needs and general corporate purposes of the Company and its subsidiaries and for permitted acquisitions. As of December 31, 2011 and February 3, 2012, $60,000 is outstanding on the term loan and $11,470 and $12,720 is outstanding on the revolving credit facility, respectively.

Borrowings under the Credit Agreement are collateralized by substantially all the assets of the Company and the agreement contains certain restrictive covenants, which, among other matters, impose limitations with respect to the incurrence of liens, guarantees, mergers, acquisitions, capital expenditures, specified sales of assets and prohibits the payment of dividends. The Company is also required to maintain various financial ratios which are measured quarterly. As of December 31, 2011, the Company is in compliance with all such covenants and financial ratios.

Contractual Obligations

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity. At December 31, 2011, such obligations and commitments are as follows:

	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Principal Payments of Long-Term Debt	$71,470	$16,000	$43,470	$12,000	$—
Purchase Obligations	36,283	36,283	—	—	—
Capital Lease Obligations	30,153	1,481	3,052	3,175	22,445
Operating Leases	1,121	704	384	33	—
Defined Benefit Plan Payments	541	45	90	102	304

Total Contractual Obligations	$139,568	$54,513	$46,996	$15,310	$22,749

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

The gross and net book value of the capital lease for the periods presented is as follows:

	December 31,	December 31,
	December 31,	March 31,
	2011	2011
Capital lease, gross	$11,409	$11,409
Less: Accumulated amortization	(819)	(358)

Capital lease, net	$10,590	$11,051

The amortization expense associated with the capital lease is included in our selling, general and administrative expenses and amounted to $154 and $461 during the three and nine months ended December 31, 2011.

As of December 31, 2011, the capital lease requires monthly payments of $122 with increases of 2% per annum. The lease contains provisions for an option to buy after three and five years and expires in March 2029. The effective rate on the capital lease obligation is 9.9%. Total lease payments required under the capital lease for the five-year period ending December 31, 2016 is $7,708.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the alternate base rate of interest plus a spread of up to 2.50%, or at LIBOR rate plus a spread of up to 3.50%. The spread over the alternate base rate and LIBOR rates is determined based upon the Company’s performance with regard to agreed-upon financial ratios. The Company decides at its sole discretion as to whether borrowings will be at the alternate base rate or LIBOR. At December 31, 2011, $71,470 was outstanding under the credit facility. Changes in the alternate base rates or LIBOR rates during fiscal 2012 will have a positive or negative effect on the Company’s interest expense. Each 1% fluctuation in the interest rate will increase or decrease interest expense for the Company by approximately $715 on an annualized basis.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Report. Based upon that evaluation, the Company’s management concluded that, as of December 31, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2011, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Additional Risk Factors

There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, other than the following:

We have recorded goodwill and other intangible assets as a result of acquisitions, and future business conditions could cause these assets to become impaired, requiring substantial write-downs that would reduce our operating income.

We are required to annually test our goodwill and intangible assets with indefinite lives to determine if impairment has occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill and other intangible assets and the fair value of the goodwill and other intangible assets in the period the determination is made. As of December 31, 2011, we assessed that the fair value of the Company was in excess of its carrying value by approximately 13% and concluded that there was no impairment.

Our testing is comprised of several methodologies, including; a discounted cash flow method, a guideline company method and a market capitalization method. This requires significant assumptions including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, determination of our weighted average cost of capital and the effect that changes in our stock price have on our market capitalization.

Changes in these estimates and assumptions, including the impact of changes in our stock price, could materially affect the determination of fair value and/or goodwill impairment. We will continue to monitor and evaluate the potential impact of changes in our estimates and assumptions and perform interim impairment testing if triggering events arise prior to our annual impairment testing.

Accordingly, it is possible that we could recognize an impairment charge in the future with respect to goodwill and/or other intangible assets, which would have an adverse effect on our consolidated financial condition and results of operations.

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

31.1 and 31.2 – Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1 and 32.2 – Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 – The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in eXtensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets (Unaudited), (ii) the Condensed Consolidated Statements of Operations (Unaudited), (iii) the Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited) and (v) Notes to the Condensed Consolidated Financial Statements (Unaudited)

(b)	Reports on Form 8-K

Current Report on Form 8-K dated November 1, 2011, covering Item 5.03 – Amendments to Articles of Incorporation of Bylaws; Change in Fiscal Year and Item 5.05 – Amendments to the Company’s Code of Ethics

Current Report on Form 8-K dated February 1, 2012, covering Item 7.01 – Results of Operations and Financial Condition and Item 9.01 – Financial Statements and Exhibits

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 3, 2012	By:	/s/ Charles L. Kelly, Jr.
Charles L. Kelly, Jr.
Chief Financial Officer