Form 10-K
period 2012-03-31
MEDICAL ACTION INDUSTRIES INC
filed 2012-06-14
CIK 748270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year ended March 31, 2012

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

Large accelerated filer  ☐       Accelerated filer  ☒      Non-accelerated filer  ☐      Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by nonaffiliates of the registrant as of September 30, 2011, the last business day of registrant’s most recently completed second quarter, was approximately $76,707,000. Shares of Common Stock held by each officer and director of the registrant and by each person who may be deemed to be an affiliate have been excluded.

As of June 14, 2012, 16,390,628 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for registrant’s 2012 Annual Meeting to be filed pursuant to Regulation 14A within 120 days following registrant’s fiscal year ended March 31, 2012, are incorporated by reference into Part III of this Report.

PART I

Unless otherwise indicated in this report, “Medical Action”, the “Company,” and similar terms refer to Medical Action Industries Inc. and its subsidiaries unless context requires otherwise.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives for management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including manufacturing inefficiencies, termination or interruption of relationships with our suppliers, potential delays in obtaining regulatory approvals, product recalls, product liability claims, our inability to successfully manage growth through acquisitions, our failure to comply with governing regulations, risks of international procurement of raw materials and finished goods, market acceptance of our products, market price of our Common Stock, foreign currency fluctuations, resin volatility and other factors referred to in our press releases and reports filed with the Securities and Exchange Commission (the “SEC”). All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are described under Item 1A – RISK FACTORS.

All amounts presented in this document are in thousands, except share and per share data.

ITEM 1 – BUSINESS

Company Background

Medical Action Industries Inc. (the “Company,” “Medical Action,” “we” or “us”) develops, manufactures, markets and supplies a variety of disposable medical products. Our products are found in almost every hospital in the United States. As reflected in our mission statement, we are “committed to being the trusted partner, delivering innovative solutions to the healthcare community for the purpose of improving quality care and enhancing the patient experience.” We operate in one segment, which is the manufacture and supply of disposable medical products. Our product portfolio includes custom procedure trays, minor procedure kits and trays, operating room disposables and sterilization products, patient bedside products, containment systems for medical waste and laboratory products. Our products are marketed primarily to acute care facilities throughout the United States and certain international markets by our direct sales personnel and extensive network of health care distributors. Medical Action has entered into preferred vendor agreements with national and regional distributors, as well as sole and multi-source agreements with group purchasing organizations. We also offer original equipment manufacturer (“OEM”) products under private label programs to supply chain partners and medical suppliers. Over the past years Medical Action has expanded our end user markets to include physician, dental and veterinary offices, outpatient surgery centers, long-term care facilities and laboratories. Medical

Action’s manufacturing, packaging and warehousing activities are conducted in its Arden, North Carolina, Clarksburg, West Virginia, Gallaway, Tennessee, and Toano, Virginia facilities. The Company’s procurement of certain products and raw materials from the People’s Republic of China is administered by our office in Shanghai, China.

Headquartered in Brentwood, NY, Medical Action was incorporated in New York in 1977, and was reincorporated in Delaware in 1987.

In August 2010, Medical Action acquired AVID Medical, Inc. (“AVID”) via a merger (the “Merger”). AVID was founded in 1998. As a leading provider of custom procedure trays to the healthcare industry, AVID is recognized as a provider of high quality products and services with a core focus on customer satisfaction. AVID conducts its operations from a 185,000 square foot facility located in Toano, Virginia.

Pursuant to the Merger, the stockholders of AVID received $62,500 in cash for all the issued and outstanding common stock of AVID, subject to certain adjustments, including the payment of certain transaction costs and for any outstanding indebtedness of AVID. Medical Action financed the Merger through our Prior Credit Agreement dated as of August 27, 2010.

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

The Company has funded the acquisitions through our credit facilities and through cash generated from operations.

In the near term the Company is focused on generating organic revenue growth, reducing debt and increasing gross profits. We continually monitor the market for acquisition candidates.

PRODUCTS

The Company’s products are divided into the following markets and product categories:

Clinical Care Market

•	Custom Procedure Trays
•	Minor Procedure Kits and Trays
•	Operating Room Disposables and Sterilization Products
•	Dressings and Surgical Sponges

Patient Care Market

•	Patient Bedside Products
•	Containment Systems for Medical Waste
•	Laboratory Products

The following table sets forth net sales by market for fiscal years 2012, 2011 and 2010:

	Fiscal 2012	Increase (decrease) compared to prior year	Fiscal 2011	Increase (decrease) compared to prior year	Fiscal 2010
Clinical Care Market Sales	$272,917	$67,977	$204,940	$57,588	$147,352
Patient Care Market Sales	178,709	9,898	168,811	19,180	149,631
Sales Related Adjustments	(14,305)	(3,048)	(11,257)	(4,420)	(6,837)

Total Net Sales	$437,321	$74,827	$362,494	$72,348	$290,146

Within each product category are multiple product lines that have either been internally developed or acquired, as set forth below:

CLINICAL CARE MARKET

Custom Procedure Trays

•	Orthopedic Trays
•	Cath Lab/Radiology Trays
•	Labor and Delivery Trays
•	Cardiac Trays
•	Ophthalmology Trays
•	Tissue Procurement Trays
•	Neurology Trays
•	Robotic Trays
•	Gynecological Trays
•	Vascular Trays
•	Ear, Nose and Throat Trays
•	Urology Trays
•	Cosmetic/Plastic Surgery Trays
•	Anesthesia/Pain Trays
•	Bariatric Trays
•	General/Other Trays

Minor Procedure Kits and Trays

•	I.V. Start Kits
•	Central Line Dressing Trays
•	Suture Removal Trays
•	Laceration Trays
•	Instruments and Instrument Trays
•	Incision & Drainage Trays
•	General Purpose Instrument Trays
•	Wound Dressing Change Trays
•	Sharp Debridement Trays
•	Venipuncture Trays
•	Ear and Ulcer Syringes
•	Razor and Shave Prep Kits
•	Trach Care Trays
•	Piston Syringes
•	Irrigation Trays

Operating Room Disposables and Sterilization Products

•	Disposable Operating Room Towels
•	Surgical Marking Pens
•	Needle Counters
•	Light Shields
•	Convenience Kits
•	Instrument Protection
•	Eye-Shields
•	Suture Boots
•	O.R. Basins
•	Guide Wire Bowls
•	Vessel Loops
•	Anti-Fog Solution
•	Heat Sealers
•	Tray Liners
•	Basin Separators
•	Reel Cutters

Dressings and Surgical Sponges

•	Burn Dressings
•	Disposable Laparotomy Sponges
•	Specialty Surgical Sponges
•	Gauze Sponges
•	Sponge Counting System
•	Tubegauz® Elastic Net
•	SeproNet®
•	Conforming Bandage Rolls
•	SOF KRIMP® Bandage Rolls

PATIENT CARE MARKET

Patient Bedside Products

•	Wash Basins
•	Bedpans
•	Pitchers & Carafes
•	Urinals
•	Emesis Basins
•	Soap Dishes
•	Sterilization Pouches
•	Sterilization Integrators
•	Isolation Gowns
•	Patient Slippers
•	Crutches
•	Canes
•	Medicine Cups
•	Tumblers
•	Denture Cups
•	Sitz Baths
•	Service Trays
•	Perineal Bottles
•	Sterilization Indicators
•	Surgical Headwear and Shoe Covers
•	Magnetic Drapes
•	Patient Aids
•	Walkers

Containment Systems for Medical Waste

•	Biohazardous Waste Containment and Autoclave Bags
•	Non-Infectious Medical Waste Bags
•	Chemotherapy Waste Containment Bags
•	Laundry and Linen Containment Bags
•	Laboratory Specimen Transport Bags
•	Patient Belonging Bags
•	Sharps Containment Systems
•	Equipment Dust Covers
•	Waste Solidifier and Spill Cleanup Kits
•	Zip Closure Bags
•	Sterility Maintenance Covers

Laboratory Products

•	Petri Dishes
•	Specimen Containers
•	Commode Specimen Collectors
•	Triangular Graduates
•	Tri-pour Beakers
•	Lab Containers and Bottles
•	Graduated Measures
•	Calculi Strainers
•	24-Hour Collectors
•	Mid Stream Catch Kits
•	Culture Tubes
•	Transport Swabs
•	Drainage and Leg Bags
•	Vials

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

Urinals – For immobile patients urinals are made in a variety of designs. Differing versions accommodate male and female anatomy. Urinals are made from translucent polyethylene which facilitates measuring and visualizing contents. Urinals are graduated in 25 cc and 1 oz. increments up to 1,000 cc's. Urinals are available in single patient/disposable, autoclavable plastic, and stainless steel designs.

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

Indicators:	measures the presence of Ethylene Oxide (“ETO”) or steam and temperature

Integrators:	a technology that gives a better assurance than traditional indicators that the proper parameters of sterilization were fulfilled, including time, temperature and moisture.

Bowie Dick Test Pack:	tests for residual air left in an autoclave from air leaks, insufficient vacuum or poor steam quality.

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

I.V. Start Kits – One of the most common medical procedures is intravenous administration of fluids and medications usually done through an I.V. catheter or needle which is inserted into a peripheral vein. Since infection at the site of the catheter insertion can become systemic and potentially serious, I.V. start kits are used to insure speed and efficiency of catheter insertion while promoting sound clinical protocol. Typical components include a tourniquet, antiseptic ampule or swab, gauze, surgical tape, and a dressing. For the fiscal years ended March 31, 2012, 2011, and 2010, I.V. start kits accounted for 8%, 9% and 13%, respectively, of the Company’s total net sales.

Central Line Dressing Trays – Central line dressing trays are used to provide cleansing and dressing placement at the site of a central venous catheter, which is typically placed in a vein in the patient’s chest area and is used for the rapid infusion of fluids and medications. Since infection at the site of catheter insertion can become systemic and represents a potentially serious medical complication, central line dressing trays facilitate fast and efficient dressing changes while allowing the clinician to maintain sterile technique. Typical components include an antiseptic ampule or swabs, gloves, gauze tape and a transparent dressing. The Company’s central line dressing trays are currently marketed under the ActaSept™ and Cepti-Seal® brands. For the fiscal years ended March 31, 2012, 2011 and 2010, central line dressing trays accounted for 5%, 6% and 8%, respectively, of the Company’s total net sales.

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

Containment Systems for Medical Waste

Biohazardous Waste Containment and Autoclave Bags – Various state and federal regulations require that infectious medical waste be collected, stored, transported and disposed of in specifically designed and labeled containers. The Company’s infectious waste collection bags, known as biohazard bags or “red bags” are constructed from high quality resins with reinforced seals for puncture resistance to reduce the risk of leakage. The bags come in a variety of sizes, are red, and are clearly labeled with the international biohazard symbol. Autoclave bags are designed to survive the heat generated in a steam autoclave and are used to contain infectious waste through steam sterilization and disposal.

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

Operating Room Disposables and Sterilization Products

Disposable Operating Room Towels – The Company’s line of absorbent cotton operating room towels are used during surgery for drying hands, rolled up for propping instruments, on back tables and mayo stands for absorbing fluids, around the incision site for absorbing blood and to allow the surgeon to clip tubing and instruments close to the surgical site during the surgical procedure. Operating room towels are sold in sterile packaging for single (disposable) use and as a non-sterile component to be used with other health care companies' products, primarily surgical pre-packaged procedure trays. For the fiscal years ended March 31, 2012, 2011 and 2010, operating room towels accounted for 6%, 6% and 7%, respectively, of the Company's total net sales.

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

Disposable Laparotomy Sponges – Laparotomy sponges are designed primarily for use during surgical procedures in hospitals and healthcare facilities. They are single use, made of gauze and sold in varying sizes and utilized for a multitude of purposes. Laparotomy sponges cover exposed internal organs, isolating them from the part of the body being operated upon. They also absorb blood and act as a buffer between medical instruments and the skin, thereby reducing trauma to the skin tissue caused by the medical instrument. Laparotomy sponges are sold in sterile packaging or as a non-sterile component to be used with other health care companies’ products, primarily surgical pre-packaged procedure trays. The Company’s laparotomy sponges contain an x-ray detectable element and loop handle in order to facilitate easy counting and identification in the operating room. For the fiscal years ended March 31, 2012, 2011 and 2010, laparotomy sponges accounted for 2%, 2%, and 3% respectively, of the Company’s total net sales.

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

Tri-pour Beakers – Used in hospitals, clinics, laboratories and nursing homes for accurate drip-free mixing and/or pouring of liquids utilizing the beaker’s unique three pouring spouts. Tri-pour beakers are made from translucent polypropylene and are resistant to commonly used acids, alkalis, solvents and reagents and are autoclavable. Sizes of the beakers range from 50 ml to 1000 ml and each beaker is graduated in increments of 10, 20 or 50 ml. Paper lids are available for each size of beaker.

Group Purchasing Organizations and Integrated Delivery Networks

We contract with group purchasing organizations (“GPOs”) and integrated delivery networks (“IDNs”) and have promoted unit sales growth by offering volume discounts to acute care facilities within a specified group. Generally, we are designated as a sole source or as one of several preferred purchasing sources for specified products within these buying groups, although members of GPOs and IDNs are not obligated to purchase our products. Contracts with GPOs and IDNs typically have no minimum purchase requirements and generally have a term of three years with extensions as warranted and can be terminated on ninety days advance notice.

By contracting with a GPO or IDN, the Company can operate its sales force more efficiently. As a result, the Company’s sales force continues to call on facilities associated with these buying groups in order to improve compliance with these group purchasing agreements and grow market share.

A majority of acute care facilities in the United States belong to at least one group purchasing organization. In fiscal 2012, individual acute care facility orders purchased through contractual arrangements with our three largest group purchasing organizations accounted for approximately 45% of our total net sales.

Distribution

The Company's distribution network is comprised of hospital distributors, alternate care distributors, physician distributors, veterinary distributors, dental distributors and industrial safety distributors covering the entire United States and certain international marketplaces, namely Canada. The Company’s products are typically purchased pursuant to purchase orders or supply agreements in which the purchaser specifies whether such products are to be supplied through a distributor or directly by the Company. The Company records sales upon the shipment of inventory to the distributor, at which time title passes to the distributor.

Sales to Owens & Minor, Inc. and Cardinal Health Inc., diversified distribution companies (the “Distributors”) accounted for approximately 44% and 22% of total net sales, respectively for fiscal 2012, 42% and 22% of total net sales, respectively for fiscal 2011 and 40% and 26% of total net sales, respectively for fiscal 2010. Although the Distributors may be deemed in a technical sense to be major purchasers of the Company’s products, they typically serve as a distributor under a purchase order or supply agreement between the end user and the Company, and do not make significant purchases for their own account. The Company, therefore, does not believe it is appropriate to categorize the Distributors as actual customers. No other individual customer or affiliated group of customer accounts accounted for more than 5% of the Company’s net sales in any of the past three fiscal years.

Patents and Trademarks

The Company owns several patents and trademarks. While the Company considers that in the aggregate the patents and trademarks are important in the operation of its business, it does not consider any of them, or any group of them, to be of such importance that termination would materially affect its business.

The Company actively pursues a policy of seeking patent protection, both in the United States and abroad, for its proprietary technology. There can be no assurance that the Company’s patents will not be violated or that any issued patents will provide protection that has commercial significance. Litigation may be necessary to protect the Company’s patent position. Such litigation may be costly and time-consuming, and there can be no assurance that the Company will be successful in such litigation. Since no single patent covers product lines that constitute a material portion of the Company’s 2012 sales, we do not believe that any violation of any patents owned by the Company would have a material adverse effect on it or its business prospects.

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

The competitors differ based upon the products being sold. For example, in the sale of sterile laparotomy sponges, where the Company’s sales represent a significant share of the domestic market, Cardinal Health, Inc., Covidien Industries, Inc. and Medline Industries, Inc. are competitors. The Company's primary competitors in the sale of sterile operating room towels, in which the Company is also a leading supplier in the domestic market, are Cardinal Health, Inc., Medline Industries, Inc. and DeRoyal, Inc. Management believes that the breadth of the Company’s line of collection systems for the containment of medical waste is the most complete in the industry, where it competes with Mabis, DMI Healthcare, Minigrip, Inc., Heritage Bag Company, Pitt Plastics, Medline Industries, Inc., and Tri-State Hospital Supply. In the sale of minor procedure kits and trays where the Company has a significant domestic market share, the Company’s primary competitors include Cardinal Health, Inc., Becton, Dickinson and Company, Medline Industries, Inc. and Covidien Industries, Inc. In the sale of medical pouches to the hospital market, where the Company is one of the leading suppliers, the Company's primary competitor is Cardinal Health, Inc. In the sale of operating room accessories, where the Company's portion of the market is relatively insignificant, the Company's primary competitor is Covidien Industries, Inc. In the sale of patient bedside utensils, where Medline Industries, Inc. and Betras Plastics, are competitors, the Company’s sales represent a significant share of the domestic market. In the sale of laboratory products, where Cardinal Health, Inc., Covidien Industries, Inc., Becton, Dickinson and Company, Kord Products Inc., and Parter Medical Products, Inc., are competitors, the Company’s sales represent an insignificant share of the domestic market.

Health Care Reform

In recent years, several comprehensive health care reform proposals were introduced in the U.S. Congress. The intent of the proposals was, generally, to expand health care coverage for the uninsured and reduce the growth of health care expenditures. In March 2010, Congress passed and President Obama signed into law the Patient Protection and Affordable Care Act and related Reconciliation Bill, which includes a variety of healthcare reform provisions and requirements that will become effective at varying times through 2018. This healthcare reform legislation includes, among other things, provisions for expanded Medicaid eligibility and access to healthcare insurance as well as increased taxes and fees on certain corporations and medical products. The uncertainties surrounding the components of this legislation and the impact of its implementation on the healthcare industry may have an adverse effect on both customer purchasing, supplier product prices and terms of sale. The legislation may also require excise taxes to be paid on sales of certain medical products, all of which could adversely affect our results of operations.

Regulation

As a manufacturer of medical devices, the Company is subject to regulation by numerous regulatory bodies, both in the United States and abroad. In the United States, the federal agencies that regulate the Company’s products and operations include: the U.S. Food and Drug Administration (“FDA”), the Environmental Protection Agency, the Occupational Health & Safety Administration and others. Additionally, because the Company’s customers are typically reimbursed under governmental health programs such as Medicare and Medicaid, the Company is also subject to regulation by the Department of Health and Human Services. At the state level, the Company’s operations and products are also subject to regulation by various state agencies. Outside the United States, the Company is subject to regulation by agencies of foreign countries in which the Company sells its products. These agencies require manufacturers of medical devices to comply with applicable laws and regulations governing the introduction, development, testing, manufacturing, labeling, advertising, marketing, distribution, sale and use of medical devices. Such requirements include complaint handling, post marketing reporting, including adverse event reports and field actions due to quality concerns. Additionally, as a participant in the heavily-regulated health care industry, although the Company’s products and operations are not always directly regulated by certain health care laws and regulations, the Company may still be affected indirectly to the extent its customers are subject to such requirements.

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

Unless exempt for low risk products, new medical device products, as well as modifications to existing products, require FDA pre-market approval. The Federal Food, Drug and Cosmetic Act (“FDC Act”) provides that new “510(k)” clearances are required when, among other things, there is a major change or modification in the intended use of the device or a change or modification to a legally marketed device that could significantly affect its safety or effectiveness. A manufacturer is expected to make the initial determination as to whether a proposed change to a cleared device or to its intended use is of a kind that would necessitate the filing of a new “510(k)” notification.

The European Union has promulgated rules, under the Medical Devices Directive (“MDD”), which require medical devices to bear the “CE mark”. The CE mark is an international symbol of adherence to quality assurance standards. The Company received EN ISO 13485:2003 certification for its Arden, North Carolina manufacturing facility and has instituted all the systems necessary to meet the Medical Device Directive, thus acquiring the ability to affix the CE mark to certain products.

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

We believe that compliance with applicable laws or regulations will not have a material adverse effect on our financial condition.

Sales, Marketing and Customers

The Company's products are presently marketed and sold primarily to acute care facilities throughout the United States through a network of direct sales personnel. In addition, the Company has expanded its target markets to include physician, dental and veterinary offices, outpatient surgery centers, long-term care facilities and laboratories.

The Company’s sales representatives typically attempt to establish and maintain direct contact with medical professionals that directly utilize the Company’s products. As medical product purchases are typically made on a centralized basis by hospital purchasing departments, and increasingly by health care networks, sales representatives must also maintain relationships with purchasing department personnel. As of June 14, 2012, the Company employs approximately one hundred sales and marketing personnel throughout the United States. These individuals are focused on providing value added products and services to our customers and to presenting a comprehensive presence in the market, which, we believe will drive organic growth.

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

Research and Development

The Company is continually conducting research and developing new products utilizing a team approach that involves its engineering, manufacturing and marketing resources. Although the Company has developed a number of its own products, most of its research and development efforts have historically been directed towards product improvement and enhancements of previously developed or acquired products. Product development expenses were approximately $1,921, $1,437 and $1,209 for fiscal 2012, 2011 and 2010, respectively.

Employees

As of June 14, 2012, the Company had approximately 1,210 full-time employees with approximately 835 in manufacturing and distribution, approximately 100 in marketing and sales, and approximately 280 in general and manufacturing administration. Except for approximately 225 employees in the Company’s Gallaway, Tennessee facility, which are represented by the Service Employees International Union (“SEIU”), none of the Company’s employees are represented by a labor union. The Company’s agreement with the SEIU expires in July 2012. The Company believes that its employee relations are good.

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

The Company purchases its principal cotton raw materials primarily from the Peoples Republic of China and is currently sourcing instruments from Pakistan and the Peoples Republic of China, a portion of its thermoform plastics from Taiwan, packaging paper material from France, water soluble bags from the United Kingdom and needle counters from the People’s Republic of China. From time to time, the Company has purchased certain of its raw materials from a number of other countries including Mexico, Vietnam, and the Dominican Republic. Some of the Company’s products are purchased as components or in final form, which are shipped to the Company’s manufacturing facilities in Arden, North Carolina, and Toano, Virginia where they are packaged. The Company’s sterilization pouches and minor procedure kits and trays are predominantly manufactured and/or assembled in the Company’s Arden, North Carolina manufacturing facility. The Company’s custom procedure trays are predominantly manufactured and/or assembled in the Company’s Toano, Virginia manufacturing facility. The Company utilizes outside contract sterilization facilities for its products.

In the Company’s Clarksburg, West Virginia facility, where the Company manufactures its containment systems for medical waste, three types of plastic resin are utilized in various production processes: (i) linear low density polyethylene, (ii) high density polyethylene and (iii) film extrusion polypropylene. In the manufacture of containment systems, resin is extruded through the die where it emerges in a gelatinous state. The extruder and die are positioned under a cooling tower where the emerging plastic is pressed closed and air is blown into it creating a cylindrical column. The column is then pulled up the tower and back down over conveying rollers, and is threaded through a printer, bag machine, triangle folder, separator and air folder into an individually folded bag.

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

ITEM 1A – RISK FACTORS

Our business, operations and financial condition are subject to certain risks and uncertainties, including the risks discussed below. Should one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, our actual financial results will vary, and may vary materially from those anticipated, estimated, projected or expected. The following is a summary of risk factors relevant to our operations which should be carefully reviewed. These risk factors do not necessarily appear in the order of importance.

Resin prices are volatile. Increases in resin prices have adversely affected, and in the future may adversely affect, our financial condition, results of operations and cash flows.

Resin costs have fluctuated significantly in recent years and may continue to fluctuate as a result of changes in natural gas and crude oil prices. For calendar year 2011, resin costs in North America increased 9% compared to the prior year period, as measured by the Chemical Market Associates, Inc. market index. The instability in the world markets for petroleum and in North America for natural gas could quickly affect the prices and general availability of raw materials, which could have a materially adverse impact to us. Due to the uncertain extent and rapid nature of cost increases, we cannot reasonably estimate our ability to successfully recover any cost increases. To the extent that cost increases cannot be passed on to our customers, or the duration of time lags associated with a pass-through becomes significant, such increases may have a material adverse effect on our financial condition, results of operations and cash flows.

Increases in the prices of cotton used to manufacture our products could materially increase our costs and decrease our results of operations or financial condition.

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

In the future, we may be able to adjust our price points of such products, to the extent market conditions allow; however, we may not be able to pass all or a portion of such higher prices on to our customers. In addition, if one or more of our competitors is able to reduce its production costs by taking greater advantage of any reductions in raw material prices or favorable sourcing agreements, we may face pricing pressures in our marketplace from those competitors and may be forced to reduce our prices or face a decline in net sales, either of which could have an adverse effect on our business, results of operations or financial condition.

Covenants in our credit facilities may restrict our financial and operating flexibility.

We currently have two credit facilities, as amended and restated on June 7, 2012:

•

A $25,000 revolving credit facility expiring on June 30, 2014. As of March 31, 2012, $19,670 was outstanding under the Prior Credit Agreement and as of June 14, 2012, $19,670 was outstanding under the Second Amended and Restated Credit Agreement and

•

A $51,000 term loan facility payable in varying quarterly installments and expiring on June 30, 2014. As of March 31, 2012, $56,000 was outstanding under the Prior Credit Agreement and as of June 14, 2012, $51,000 was outstanding under the Second Amended and Restated Credit Agreement.

Our current credit facilities require, and any future credit facilities may also require, that we comply with specified financial covenants relating to (i) maximum annual capital expenditures of $4,000, (ii) a minimum fixed charge coverage ratio of 1.00 to 1.00 on a rolling four fiscal quarter basis and (iii) minimum earnings before interest, taxes, depreciation and amortization for certain specified quarterly periods through the expiration of the loans, including $3,000 for the fiscal quarter ending on June 30, 2012, $7,500 for the two consecutive fiscal quarter period ending September 30, 2012, $13,750 for the three consecutive quarter period ending December 31, 2012, $18,000 for the four consecutive fiscal quarter period ending March 31, 2013 and $21,000 for the four consecutive fiscal quarter period ending June 30, 2013. Our ability to satisfy these financial covenants can be affected by events beyond our control. These restrictive covenants could affect our financial and operational flexibility, including the following:

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

In addition, a borrowing base has been added to the Second Amended and Restated Credit Agreement such that the total outstanding loans plus available commitments thereunder may not exceed the specified percentages of the value of eligible receivables, inventory, equipment, real property plus a permitted overadvance amount, all calculated monthly. In the event outstanding amounts of loans under the Second Amended and Restated Credit Agreement exceed this borrowing base, the Company would be required to prepay the excess. Our ability to satisfy borrowing base requirements can be affected by events beyond our control.

The Company’s business is subject to the risks of international procurement which could have an adverse effect on the Company’s financial results.

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

The Chinese government has cut the tax credits that exporters get on more than 2,200 products, including many of the Company’s products that are manufactured in China. These tax credits were adopted more than twenty years ago to provide Chinese companies with tax breaks on revenues derived from exports. The cut in tax credits, together with a tight labor market, will cause the price of many items that are sourced in China to increase, which could adversely impact the Company’s cost of goods sold and profitability, to the extent the Company is unable to pass along these price increases to its customers.

Although the Chinese yuan had traded virtually in a straight line for many years, beginning in fiscal 2006 the Chinese government began to re-value the Chinese yuan against other currencies, including the U.S. dollar. This re-valuation or free floating exchange rate, has caused the price of many items that are sourced from China to increase, which could adversely impact the Company’s cost of goods sold and profitability.

In addition, the U.S. Government in May 2005 exercised a quota on any textile products from China in Category 632 of the Harmonized Tariff Schedule, which included the Company’s patient slippers. Beginning on January 1, 2009, the quota on textile products from Chinese category 632 expired. While there is no assurance that such quotas will not be reinstated in the future, the Company has been able to procure a similar product with a different country of origin, although at higher costs than the Company was previously obtaining. An interruption in supply and higher costs, could have an adverse effect on the Company’s financial results.

We have recorded goodwill and other intangible assets as a result of acquisitions, and future business conditions could cause these assets to become impaired, requiring substantial write-downs that would reduce our operating income.

We are required to annually test our goodwill and intangible assets with indefinite lives to determine if impairment has occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill and other intangible assets and the fair value of the goodwill and other intangible assets in the period the determination is made. As of March 31, 2012, we assessed that the fair value of the Company was in excess of its carrying value by approximately 5% and concluded that there was no impairment.

Our testing is comprised of several methodologies, including a discounted cash flow method, a guideline company method and a market capitalization method. This requires significant assumptions including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, determination of our weighted average cost of capital and the effect that changes in our stock price have on our market capitalization.

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

The Company may be unable to successfully manage growth, particularly if accomplished through acquisitions which could have a material adverse effect on our business, financial condition or results of operations.

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

To the extent that the Company grows through acquisitions, it will face the additional challenges of integrating its current operations, culture, management information systems and other characteristics with that of the acquired entity. The Company may incur significant expenses in connection with negotiating and consummating one or more transactions, and it may assume certain liabilities in connection with an acquisition. In addition, the Company may not realize competitive advantages, synergies or other intended benefits anticipated in connection with any such acquisition. If the Company does not adequately identify targets for, or manage issues related to our future acquisitions, such acquisitions may have a negative adverse affect on the Company’s business and financial results.

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

In March 2010, Congress passed and President Obama signed into law the Patient Protection and Affordable Care Act and related Reconciliation Bill, which includes a variety of healthcare reform provisions and requirements that will become effective at varying times through 2018. Generally, the recently-enacted health care reform legislation requires most United States citizens and legal residents to carry health insurance, creates state-based health benefit exchanges and a tax credit system to help the uninsured purchase coverage, requires employers to either provide insurance or pay tax penalties for employees that receive tax credits, imposes new regulations on health plans, and expands Medicaid. Many of the provisions of the law will phase in over the course of the next several years, and may have a material adverse effect on the Company’s results of operations. Among the provisions that may have an adverse impact on the Company is an excise tax to be imposed on medical device manufacturers for the sale of certain medical devices occurring after December 31, 2012. The excise tax will be in an amount equal to 2.3% of the price for which we sell certain medical devices. At this point, it is not possible to fully predict the effect of the health care reform legislation on the Company.

Continuing pressures to reduce health care costs may adversely affect our prices. If we cannot reduce manufacturing costs of existing and new products, our sales may not grow and our profitability may decline.

Increasing awareness of health care costs, public interest in health care reform and continuing pressure from Medicare, Medicaid and other payers to reduce costs in the health care industry, as well as increasing competition from other products, could make it more difficult for us to sell our products at current prices. The reduction of health care costs has become a political priority in the United States, as evidenced by the recently-enacted health care reform legislation, and abroad. Laws and regulations affecting reimbursement for the Company’s products may be altered in the near future, possibly resulting in lower reimbursement amounts to customers for the Company’s products from governmental and private payers. In the event that the market will not accept current prices for our products, our sales and profits could be adversely affected. We believe that our ability to increase our market share and operate profitably in the long term may depend in part on our ability to reduce manufacturing costs on a per unit basis through cost containment and high volume production using highly automated molding and assembly systems. If we are unable to reduce unit manufacturing costs, we may be unable to increase our market share or may lose market share to alternative products, including competitors’ products. Similarly, if we cannot enter a market with new products priced competitively with adequate profit margins and then reduce unit manufacturing costs of new products as production volumes increase, we may not be able to sell new products profitably or gain any meaningful market share. Any of these outcomes would adversely affect our future results of operations.

The high level of competition and group purchasing organizations place pressure on our gross profit and we may not be able to compete successfully.

The disposable medical device segment of the health care industry in which we operate is highly competitive and is experiencing both horizontal and vertical consolidation. All of the products we sell are available from sources other than us. The high level of competition in our industry places pressure on gross profit. Some of our competitors have greater resources than we have. These competitive pressures could have a material adverse affect on our business, financial condition or results of operations.

Sales to Owens & Minor, Inc. and Cardinal Health Inc. (the “Distributors”) collectively accounted for approximately 66%, 64% and 66% of net sales in fiscal 2012, 2011 and 2010, respectively. Although the distributors may be deemed in a technical sense to be major purchasers of the Company’s products, they serve, however, as a distributor under a purchase order or supply agreement between the customer and the Company, and do not make significant purchases for their own account. The Company, therefore, does not believe it is appropriate to categorize its distributors as actual customers. In some cases, distributors compete with the Company on a private label basis, and if successful, sales of certain of the Company’s products could decline which may result in a material adverse affect on the Company’s business, results of operations and financial condition.

Health care reform and the related pressure to contain costs has been the advent of group purchasing organizations in the United States. These group purchasing organizations enter into preferred supplier arrangements with one or more manufacturers of medical products in return for price discounts to members of the group purchasing organizations. If we are not able to obtain new preferred supplier commitments from major group purchasing organizations or retain those commitments that we currently have, which are generally terminable by either party for any reason upon the expiration of a defined notice period, our sales and profitability could be adversely affected. Even if we are able to obtain and retain preferred supplier commitments from group purchasing organizations, they may not deliver high levels of compliance by their members, meaning that we may not be able to offset the negative impact of lower per-unit prices or lower gross profit with increases in unit sales or in market share.

Indemnification for remediation of Tennessee facility.

The Medegen Tennessee facility is comprised of approximately 25 acres in a light industrial park, located in Gallaway, Tennessee and was acquired by Medegen in 1998. As part of its due diligence activities prior to the acquisition of the facility by Medegen, consultants found chlorinated solvents in the groundwater adjacent to the manufacturing plant. The identified groundwater contamination is in the process of being remediated.

The prior owner of the facility (“Indemnitor”) retained responsibility for the remediation of the contamination, and Medegen is fully indemnified for all costs associated with the environmental remediation as well as any claims that may arise, including third party claims. As security for the indemnification obligations, Indemnitor is required, on a quarterly basis, to provide proof of cash balances, marketable securities or available, unused lines of credit equal to the expected cost of all future remediation activities plus $500. Now that full-scale remediation has begun, Indemnitor will be required to provide Letters of Credit (“LC”) to secure their current and future obligations, including a $3,000 LC which is currently open, and future LC’s in the amounts of $2,000 in December 2012 and reducing to $1,000 from December 2014 through December 2017. The LC amounts approximate the expected remaining remediation costs at each point in time. No assurance can be given that the Indemnitor will have the financial resources to complete the environmental remediation and/or defend any claims that may arise, that recommended cleanup levels will be achieved over the long term, or that further remedial activities will not be required.

International sales pose additional risks related to competition with larger international companies and established local companies, or possibly higher cost structure and higher credit risks.

For the year ended March 31, 2012, international sales accounted for approximately 2% of our total net sales. We export from the United States and China most of our products sold internationally. Our principal competitors in international markets are a number of much larger companies as well as smaller companies already established in the countries into which we sell or intend to sell our products. Our cost structure is often higher than that of our competitors because of the relatively high cost of transporting product to the local market as well as our competitors’ lower local labor costs in some markets. There is no certainty that we will be able to open local manufacturing facilities, procure products from other suppliers or operate our international sales activities productively.

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

The market for our products is intensely competitive. We believe that our ability to compete depends upon continued product innovation, the quality, convenience and reliability of our products, access to distribution channels and pricing. The ability to compete effectively depends on our ability to differentiate our products based on safety features, product quality, cost effectiveness, ease of use and convenience, as well as our ability to identify and respond to changing customer needs. We encounter significant competition in our markets both from large established medical device manufacturers and from smaller companies. Many of these firms have introduced competitive products with proprietary features not provided by the conventional products and methods they are intended to replace. Most of our current and prospective competitors have economic and other resources substantially greater than ours and are well established as suppliers to the healthcare industry. There is no assurance that our competitors will not substantially increase resources devoted to the development, manufacture and marketing of products competitive with our products. The successful implementation of such a strategy by one or more of our competitors could materially and adversely affect our profitability.

Product liability claims could be costly to defend and could expose us to a loss or losses.

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

Risks associated with the Company’s information technology systems could adversely affect the Company’s future operating results.

Information technology risks have generally risen in recent years due to increased reliance on technology and the increased sophistication of perpetrators of cyber attacks. A failure to maintain or protect our information technology systems, or those of our third party providers, could disrupt the Company’s ability to function in the normal course of business by potentially causing delays or cancellation of customer orders, impeding the manufacture or shipment of products, hindering the planning and procurement of raw materials, or resulting in the unintentional disclosure of customer or proprietary Company information. The occurrence of some or all of these events may result in damage to our reputation and possible regulatory sanctions or penalties. Management has taken steps to address these concerns by its implementation of internal control measures and certain system redundancy or recovery plans. However, there can be no assurance that a system failure or data security breach will not have a material adverse affect on the Company’s results of operations.

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

We principally rely on our manufacturing facilities in Arden, North Carolina, Gallaway, Tennessee, Clarksburg, West Virginia and Toano, Virginia. These facilities may be affected by natural or man-made disasters. These facilities and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial time to repair or replace. In the event one of our facilities was affected by a disaster, we would be forced to rely on third-party manufacturers; however, third-party manufacturers may not be available or they may be unable to produce our products on the schedule or to the specifications that we require. We currently carry insurance in the aggregate amount of $20,000 to protect us against many, but not all such disasters; however, such insurance may not be sufficient to cover certain losses and may become unavailable on acceptable terms, if available at all.

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

The Company’s quarterly net sales and gross profit may fluctuate for a variety of reasons.

The Company’s gross profit varies among its products and its distribution channels. As a result, the overall profitability of the Company in any given period will depend, in part, on the product, geographic, and channel mix reflected in that period’s net sales.

Changes in accounting rules could adversely affect the Company’s future operating results.

Financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by various governing bodies, including the Financial Accounting Standards Board (“FASB”) and the SEC, who interpret and create appropriate accounting regulations. A change from current accounting regulations, or the interpretations thereof, can have a significant effect on the Company’s results of operations and could impact the manner in which the Company conducts business.

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

The market price of the Company’s common stock has been, and may continue to be volatile.

The market price of the Company’s common stock has been, and may continue to be, highly volatile for various reasons, including the following:

•	claims involving potential infringement of patents and other intellectual property rights;

•	quarter-to-quarter variances in the Company’s financial results;

•	analyst and other projections or recommendations regarding the Company’s common stock or medical device stocks generally;

•	any restatement of the Company’s financial statements or any investigation into the Company by the SEC or another regulatory authority;

•	a general decline, or rise, of stock prices in the capital markets generally;

•	investors concerns regarding the general credibility of corporate financial reporting and integrity of financial markets;

•	announcements by us or our competitors of new products and service offerings, significant contracts, acquisitions or strategic relationships;

•	additions or departures of key personnel; and

•	the trading volume of our common stock.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

The Company owns manufacturing facilities in Arden, North Carolina, Clarksburg, West Virginia and Gallaway, Tennessee. The Company conducts its operations in Toano, Virginia under a long term lease. The Company acquired in March 2007, a 28,200 square foot building in Brentwood, New York to serve as the Company’s corporate headquarters, which has been completely renovated. During March 2010, the Company sold a 12,000 square foot building located in Hauppauge, New York which was previously used as general offices and served as the Company’s former headquarters. In addition, the Company leases general office space in Shanghai, China. Management believes that the Company's facilities are adequate to meet its current needs and should continue to be adequate for the foreseeable future. Additional information about our facilities is set forth in the following table:

Location	Primary Use	Owned/ Leased	Lease Termination Date	Size in Square Feet
Arden, North Carolina	Manufacturing/Warehouse/Distribution	Owned	n/a	205,000	(a)
Brentwood, New York	Executive Offices	Owned	n/a	28,200	(b)
Clarksburg, West Virginia	Manufacturing/Warehouse/Distribution	Owned	n/a	43,000	(c)
Gallaway, Tennessee	Manufacturing/Warehouse/Distribution	Owned	n/a	265,000	(d)
Shanghai, China	General Office	Leased	January 2014	2,550	(e)
Fletcher, North Carolina	Warehouse/Distribution	Leased	Month to Month	53,760	(f)
Oakland, Tennessee	Warehouse/Distribution	Leased	Month to Month	75,000	(g)
Toano, Virginia	Manufacturing/Warehouse	Leased	March 2029	185,000	(h)

(a)	The Arden, North Carolina manufacturing, distribution and warehouse facility is located on 32 acres. An Industrial Revenue Bond was used to acquire and renovate the facility and acquire certain manufacturing equipment.
(b)	The Company relocated to the Brentwood, New York corporate headquarters from the Hauppauge, New York corporate office in March 2009. This facility was acquired in March 2007.
(c)	The Clarksburg, West Virginia facility, which is located on 15 acres, was part of our acquisition of the BioSafety Division of Maxxim Medical, Inc. in October 2002.
(d)	The Gallaway, Tennessee facility, which is located on 25 acres, was part of our acquisition of Medegen Medical Products, LLC in October 2006.
(e)	The office in Shanghai, China is leased at an annual rental of $100.
(f)	The warehouse facility in Fletcher, North Carolina is leased at an annual rental of $107.
(g)	The warehouse facility in Oakland, Tennessee is leased at an annual rental of $225.
(h)	The Toano, Virginia facility located on 12 acres is subject to a capital lease that was assumed as part of our acquisition of AVID Medical, Inc. in August 2010 and requires monthly payments of $122 with increases of 2% per annum.

ITEM 3 – LEGAL PROCEEDINGS

As of June 14, 2012, the Company is involved in two product liability cases, which are covered by insurance. While the results of the lawsuits cannot be predicted with certainty, management does not expect that the ultimate liabilities, if any, will have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price for the Common Stock

Our Common Stock trades on the NASDAQ Stock Market under the symbol “MDCI”. As of June 14, 2012 there were approximately 155 stockholders of record, which does not include approximately 3,843 beneficial owners of shares held in the names of brokers or other nominees. The following table sets forth, for the periods indicated, the high and low intra-day prices per share of Medical Action Common Stock as reported by the NASDAQ Global Select Stock MarketSM.

Fiscal 2012
	High	Low
First Quarter	$9.74	$8.06
Second Quarter	8.66	5.00
Third Quarter	5.73	4.41
Fourth Quarter	6.00	4.98

Fiscal 2011
	High	Low
First Quarter	$13.47	$10.58
Second Quarter	14.03	7.61
Third Quarter	10.19	7.57
Fourth Quarter	9.92	7.92

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

Purchasers of Equity Securities by the Issuer and Affiliated Purchasers

None.

Performance Graph

The following graph shows the cumulative total return on our Common Stock against the cumulative total return of the Standard & Poor 500 Stock Index and the Standard & Poor Healthcare (Medical Products and Supplies) Industry for the period of five years commencing April 1, 2007 and ending March 31, 2012.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Medical Action Industries Inc., The S&P 500 Index,

And S&P Health Care Supplies

*$100 invested on 3/31/07 in stock or index, including reinvestment of dividends.

Fiscal year ending March 31.

Copyright© 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows, as of March 31, 2012, information with respect to compensation plans under which shares of Common Stock are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options(1)	Weighted-average exercise price of outstanding options ($)	Number of securities remaining available for future issuance under equity compensation plans(4)
Equity compensation plans approved by stockholders (2)	1,348,437	$12.44	1,467,939
Equity compensation plans not approved by stockholders (3)	—	$—	—
Total	1,348,437	$12.44	1,467,939

(1)	All share amounts and exercise prices have been adjusted to reflect the Company’s three-for-two stock split distributed on February 9, 2007.
(2)	Includes the 1994 Stock Incentive Plan, 1989 Non-Qualified Stock Option Plan and 1996 Non-Employee Stock Option Plan, all of which have been approved by our stockholders.
(3)	We do not have any equity compensation plans that have not been approved by our stockholders.
(4)	Excludes securities to be issued upon exercise of outstanding options.

ITEM 6 – SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The consolidated financial data includes the impact of the AVID acquisition as of August 27, 2010. The historical results are not necessarily indicative of the results to be expected in any future period.

	Fiscal Year Ended March 31,
	2012	2011	2010	2009	2008
Earnings Data
Net Sales	$437,321	$362,494	$290,146	$296,070	$290,528
Income before income taxes and extraordinary item	998	9,013	27,358	8,096	21,452
Net income	181	4,354	16,841	4,955	13,225
Net income per common share:
Basic	$0.01	$0.27	$1.04	$0.31	$0.83
Diluted	$0.01	$0.27	$1.03	$0.31	$0.81

Balance Sheet Data
Total Assets	$297,144	$303,542	$200,796	$215,166	$199,036
Working Capital	60,621	41,017	24,040	48,811	25,138
Long-term debt including capital leases (less current portion)	81,325	72,566	2,734	53,147	34,421
Stockholders’ equity	148,807	148,227	142,722	122,005	115,779

ITEM 7 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We manufacture and market single-use medical products used principally by acute care facilities within the United States. We divide our product lines into two markets, Clinical Care and Patient Care. Our Clinical Care market includes custom procedure trays, minor procedure kits and trays, operating room disposables and sterilization products. Our Patient Care market includes patient bedside products, containment systems for medical waste and laboratory products.

Our market approach encompasses ongoing strategic relationships with group purchasing organizations (“GPOs”), integrated delivery networks (“IDNs”), acute care facilities, surgery centers, clinical decision makers and procurement managers within acute care facilities, national and regional distributors and other end users of our products. Over the previous two years we have implemented an internal structure to support a market presence which encompasses: i) a marketing team comprised of product line managers for each of our key product categories, ii) an Executive Health Services team, that directly maintains our relationship with GPOs and IDNs, iii) eight regional managers who supervise both Clinical Care and Patient Care sales representatives and maintain relationships with larger acute care facilities and iv) seventy sales representatives which maintain a direct presence with the end users of our products and manage compliance levels on GPO and IDN contracts. While we view the end users of our products as the critical decision point driving our market penetration, approximately 66% of our products are sold through two national distributors, Owens & Minor, Inc. and Cardinal Health Inc., who deliver our products to end users.

Our growth strategy has included both acquisitions and expansion of existing product lines. In August 2010, we acquired AVID which markets and assembles custom procedure trays. AVID’s net sales were $138,466 for fiscal 2012 and $137,207 for the twelve months ended March 31, 2011, of which, $81,468 were recognized subsequent to the acquisition and are reflected in our consolidated statement of operations for fiscal 2011. While we had previously made both custom and standard minor procedure kits and trays, the acquisition of AVID significantly expanded our product line offerings within the Clinical Care market, increased our sales team and provided opportunities to cross sell our existing product lines. We have supply agreements with substantially every major GPO and IDN in the country including Novation, Premier and MedAssets. A majority of the acute care facilities that we sell to belong to at least one GPO. The supply agreements awarded to us through these GPOs designate the Company as a sole-source or multi-source provider for substantially all of our product offerings. We consider our GPO and IDN relationships to be valuable intangible assets. The supply agreements with GPOs and IDNs typically have no minimum purchase requirements and terms of one to three years that can be terminated on ninety days’ advance notice. While the acute care facilities associated with the GPOs and IDNs are not obligated to purchase our product offerings, many of these supply agreements have resulted in unit sales growth for the Company. Acute care facility orders purchased through our supply agreements with the three largest GPOs in the healthcare industry, Novation, Premier and MedAssets, accounted for $198,387 or 45% of our total net sales for the fiscal year ended March 31, 2012.

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

We conduct injection molding production and blown film production in our Gallaway, Tennessee and Clarksburg, West Virginia facilities, respectively. During the fiscal year ended March 31, 2009 we experienced operating inefficiencies and capacity limitations at our Tennessee injection molding facility as a result of closing another injection molding facility in Colorado and consolidating manufacturing operations into our Tennessee facility. These production issues have been resolved during the fiscal year ended March 31, 2010 and the facility is no longer encumbered by capacity limitations. We conduct minor procedure kit and tray assembly operations and custom procedure tray assembly operations in our Arden, North Carolina and Toano, Virginia facilities, respectively. As of March 31, 2012 we have completed the integration of AVID operations. The principal raw materials used in the production of our product lines include resin and cotton. Our production facilities consume approximately 52 million pounds of resin, namely polypropylene and polyethylene, per annum. Cotton is purchased by our foreign suppliers and converted into finished products, principally operating room towels and laparotomy sponges. We purchase finished goods that contain approximately 11 million pounds of cotton per annum.

The challenging economic environment of the past three years has negatively impacted hospital utilization, placed adverse economic pressure on acute care facilities and fostered volatility in commodity prices. These factors have impacted our revenues, average selling prices and gross profits. We have addressed these conditions by expanding our product lines, investing in our sales and marketing teams, managing our operating costs and differentiating ourselves in the market by emphasizing our ability to add value to our customers by improving their patient outcomes. We remain committed to being a trusted strategic partner to our customers, known for delivering innovative solutions to the healthcare community to improve the quality of care and enhancing patient experiences.

During fiscal 2012, 2011 and 2010 we reported revenues of $437,321, $362,494 and $290,146, respectively. Our net income and earnings per diluted share during fiscal 2012, 2011 and 2010 were $181 or $0.01 per share, $4,354 or $0.27 per share and $16,841 or $1.03 per share, respectively. Net income during fiscal 2012 was adversely affected by rising commodity costs, a change in the mix of products sold and the recording of a valuation allowance against certain state net operating loss carryforwards.

We assess goodwill, long-lived assets and certain identifiable intangibles at least annually for impairment as of the end of the fiscal third quarter, or more frequently if certain events or circumstances warrant. Impairment testing is performed in two steps; (i) we determine impairment by comparing the fair value of the Company with its carrying value, and (ii) if there is an impairment, we measure the amount of the impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. The impairment test for long-lived assets and other intangible assets encompasses calculating an aggregate fair value of such assets and comparing the fair value to the carrying value. If the carrying value exceeds the fair value, impairment is recorded.

In light of the decline in our stock price, we reviewed the impact of the change in our market capitalization on the fair value of the Company in conjunction with our annual impairment assessment. We assessed that the fair value of the Company was in excess of its carrying value by approximately 5% and concluded that there was no impairment.

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

We will continue to monitor and evaluate the potential impact on our business and perform interim impairment testing if triggering events arise prior to future annual impairment testing; accordingly, it is possible that we could recognize an impairment charge in the future with respect to goodwill and/or other intangible assets.

The following table sets forth certain operational data (in dollars and as a percentage of net sales) for fiscal years 2012, 2011 and 2010:

	Fiscal 2012	Percent of Net Sales	Fiscal 2011	Percent of Net Sales	Fiscal 2010	Percent of Net Sales
Net Sales	$437,321	100.0%	$362,494	100.0%	$290,146	100.0%
Cost of Sales	372,380	85.2%	298,615	82.4%	221,242	76.3%

Gross Profit	64,941	14.8%	63,879	17.6%	68,904	23.7%
Selling, General and Administrative Expenses	59,372	13.6%	51,978	14.3%	40,198	13.9%

Operating Income	5,569	1.3%	11,901	3.2%	28,706	9.9%
Interest Expense, net	4,571	1.0%	2,888	0.8%	1,348	0.5%

Income Before Income Taxes and Extraordinary Item	998	0.2%	9,013	2.5%	27,358	9.4%
Income Tax Expense	1,272	0.3%	3,821	1.2%	10,517	3.6%

Income (Loss) Before Extraordinary Item	(274)	(0.0%)	5,192	1.4%	16,841	5.8%
Extraordinary Gain (Loss), Net of Applicable Taxes	455	0.1%	(838)	(0.2%)	—	0.0%

Net Income	$181	0.0%	$4,354	1.1%	$16,841	5.8%

The following table sets forth net sales by market for fiscal years 2012, 2011 and 2010:

	Fiscal 2012	Increase (decrease) compared to prior year	Fiscal 2011	Increase (decrease) compared to prior year	Fiscal 2010
Clinical Care Market Sales	$272,917	$67,977	$204,940	$57,588	$147,352
Patient Care Market Sales	178,709	9,898	168,811	19,180	149,631
Sales Related Adjustments	(14,305)	(3,048)	(11,257)	(4,420)	(6,837)

Total Net Sales	$437,321	$74,827	$362,494	$72,348	$290,146

FISCAL 2012 COMPARED TO FISCAL 2011

The following table sets forth net sales by market for fiscal years 2012 and 2011:

	Fiscal 2012	Fiscal 2011	Increase (decrease) due to price / mix	Increase (decrease) due to volume /mix
Clinical Care Market Sales	$272,917	$204,940	$(5,011)	$72,988
Patient Care Market Sales	178,709	168,811	(718)	10,617
Sales Related Adjustments	(14,305)	(11,257)	(2,377)	(672)

Total Net Sales	$437,321	$362,494	$(8,106)	$82,933

Net sales were $437,321 during fiscal 2012 and $362,494 during fiscal 2011, representing an increase of $74,827 or 20.6%. Approximately $56,998 of the increase is attributable to the impact of a full year of custom procedure trays added as a result of the AVID acquisition. Our remaining products generated $17,829 in additional sales compared to fiscal 2011. The increase in net sales, excluding custom procedure trays, was comprised of $16,993 in higher volumes and $835 in higher average selling prices. The increase in volumes was predominantly attributable to higher domestic market penetration of our patient bedside products, operating room disposables and sterilization products and minor procedure kits and trays. The increase in average selling prices resulted principally from net price increases of $1,426 on operating room disposables and sterilization products. These were partially offset by $591 in lower pricing on patient bedside products and containment systems for medical waste.

Gross profit was $64,941 during fiscal 2012 and $63,879 during fiscal 2011, representing an increase of $1,062 or 1.7%. Gross profit as a percentage of net sales was 14.8% during fiscal 2012 and 17.6% during fiscal 2011. Approximately $8,836 is attributable to the impact of a full year of custom procedure trays added as a result of the AVID acquisition. Our remaining products generated $7,774 less in gross profit compared to the prior fiscal year due to a decline in average selling prices, the mix of products sold, an increase in costs of raw materials resulting from rising global commodity prices and production inefficiencies.

Resin-related product lines which include containment systems for medical waste, patient bedside disposable products and laboratory products product lines, represent approximately 36% of the Company’s fiscal 2012 revenues. The primary raw material utilized in the manufacture of these products is plastic resin. In recent years, we have consistently increased the amount of resin used in production due to higher market penetration, a reduction in outsourcing and a change in the mix of products produced. During fiscal 2012, we used over 52 million pounds of resin in production. The average purchase price of the resins used in production has increased significantly since fiscal 2010. Our gross profit during fiscal 2012 as compared to fiscal 2011 was unfavorably impacted by $4,954 due to higher resin prices.

During fiscal 2012, we imported approximately $74,806 of finished goods and certain raw materials from overseas vendors, principally China. Our main imports are operating room products, which include operating room towels and laparotomy sponges, minor procedure kits and trays and surgical instruments used in our minor procedure kits and trays and certain containment products and patient bedside disposable products that we do not produce domestically. The products we have produced in China include plastic resin and cotton as raw materials. During the latter part of fiscal 2011, we incurred significant increases in the cost of products purchased due to currency fluctuations and rising commodity costs.

The costs within the global market for cotton, while still volatile, have declined from their peak in March 2011. The Company does not directly purchase unfinished cotton and convert the material into finished goods; however, cotton is the primary raw material utilized by our vendors in the production of our operating room towels and laparotomy sponges. Notwithstanding the decline in cotton prices, we have not seen a corresponding decline in the cost of our finished goods cotton products, which are primarily sourced from China-based vendors. The volume of cotton included in our products is estimated to be approximately 11 million pounds per annum. Our gross profit during fiscal 2012 was unfavorably impacted by $4,964 due to higher costs of products sourced from overseas vendors.

In response to the increase in material costs during fiscal 2011 we implemented price increases on certain cotton and resin based products. We have been limited in our ability to pass all raw material price increases on to our customers. Due to competitive market conditions, we passed on price increases that we believe will be sustainable. Net sales during fiscal 2012 include approximately $4,322 of price increases to our customers.

Selling, general and administrative expenses amounted to $59,372 and $51,978 in fiscal 2012 and 2011, respectively. The increase of $7,394 or 14.2% is primarily attributable to the impact of a full year of certain selling and administrative expenses added as a result of the AVID acquisition. These expenses were partially offset by declines in legal and consulting fees which were higher in fiscal 2011 due to the professional services incurred during the due diligence and integration of the AVID acquisition. A decline in bonuses which was precipitated by the failure to meet certain operational performance objectives also partially offset the increase in selling, general and administrative expenses.

Distribution expenses, which are included in selling, general and administrative expenses, amounted to $7,474 and $7,276 in fiscal 2012 and 2011, respectively. The increase is primarily due to higher labor costs, principally medical and overtime expenses. The Company does not classify any expenses as distribution related in our Toano, VA facility added in the AVID acquisition as we utilize a third-party logistics provider for that facility’s supply chain management functions. Such expenses are deemed to be freight-out and are included in cost of sales.

Interest expense amounted to $4,571 and $2,889 in fiscal 2012 and 2011, respectively. The increase in interest expense was attributable to a net increase in average principal loan balances outstanding and an increase in interest rates.

During fiscal 2011, the Company incurred an extraordinary pre-tax loss of $1,455 relating to inventories damaged as a result of weather-related water damage. The inventories damaged were predominantly patient bedside disposables and did not negatively impact the Company’s service levels with respect to this product line. During fiscal 2012, the Company negotiated a settlement with our insurance broker for reimbursement of these damaged inventories in the amount of $700. This reimbursement has been categorized as an extraordinary gain on our financial statements.

Income tax expense amounted to $1,517 and $3,204 (inclusive of the applicable taxes resulting from the aforementioned extraordinary items) for fiscal 2012 and 2011, respectively. Income tax expense as a percent of income before income taxes was 127.5% and 42.4% for fiscal 2012 and 2011, respectively. The change in the Company’s effective tax rate in fiscal 2012 was primarily due to the recording of a valuation allowance against certain state net operating loss carryforwards.

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

Net sales were $362,494 during fiscal 2011 and $290,146 during fiscal 2010, representing an increase of 25.0%. The increase in net sales includes $81,468 in sales of custom procedure trays subsequent to August 27, 2010 when we acquired AVID. Excluding the custom procedure tray products acquired through the AVID acquisition, we experienced an overall decline in net sales during fiscal 2011 of $9,120. The decline in net sales, excluding custom procedure tray products, was comprised of a decline in the average selling prices of our products in the amount of $10,626, which was partially offset by an increase in unit sales in the amount of $1,506. The decline in average selling prices resulted principally from competitive pressures, the renewal of certain GPO supply agreements at lower prices, a change in the mix of products purchased by our customers and a reduction in demand for products associated with the H1N1 flu epidemic during fiscal 2010. The increase in unit sales was predominantly attributable to higher domestic market penetration of our operating room disposables and sterilization products.

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

Gross profits were $63,879 during fiscal 2011 and $68,904 during fiscal 2010, representing a decline of $5,025 or 7.3%. Gross profit as a percentage of net sales were 17.6% during fiscal 2011 and 23.7% during fiscal 2010. Increased sales volume of $81,468 in sales of custom procedure trays subsequent to the AVID acquisition increased gross profit by $14,658. We experienced a decline in gross profit on our remaining product lines within our Clinical Care market as well as product lines within our Patient Care market of $19,683 during fiscal 2011 when compared to fiscal 2010. The decline in gross profit is attributable to a decrease in average selling prices and the mix of products sold and an increase in costs of raw materials resulting from rising global commodity prices. These increased costs were partially offset by increases in productivity in our manufacturing facilities.

Resin-related product lines which include containment systems for medical waste, patient bedside disposable products and laboratory products product lines, represent approximately 50% of the Company’s fiscal 2011 revenues. These product lines would represent 34% of the Company’s revenues if a full year of sales of custom procedure trays were included in revenue rather than from the date of the AVID acquisition. The primary raw material utilized in the manufacture of these products is plastic resin. We have experienced volatility in resin costs consistent with global market prices of oil during the past several years. In any given year we may purchase approximately 45 million pounds of resin. During fiscal 2010 we used in production approximately 20 million pounds of polypropylene resin purchased during March 2009 when resin prices were approximately $0.48 per pound. Our remaining production requirements of resin which consisted principally of polyethylene, was purchased throughout the year at market prices. During fiscal 2010 and through fiscal 2011 the market price of both polyethylene and polypropylene continued to increase as the cost of underlying feedstock, oil and natural gas, increased. Our gross profit during fiscal 2011 as compared to fiscal 2010 was unfavorably impacted by $8,301 due to higher resin prices.

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

The cost of cotton increased to record levels over the past year. In broad terms the cost of cotton on the international market has more than doubled over the past twelve months. While the Company does not directly purchase unfinished cotton and convert the material into finished goods, it is the primary raw material utilized by our vendors in the production of our operating room towels and laparotomy sponges. The volume of cotton included in these products is estimated to be approximately 11 million pounds per annum. Our gross profit during fiscal 2011 as compared to fiscal 2010 was unfavorably impacted by $5,225 due to higher costs of products sourced from overseas vendors.

In response to the increase in material costs during fiscal 2011 we have implemented price increases on certain cotton and resin based products. We were limited in our ability to pass all raw material price increases on to our customers. Due to competitive market conditions and indications that cotton prices will start to decline during the latter part of fiscal 2012, we have passed on price increases that we believe will be sustainable. We cannot be assured that our initiatives to implement price increases will be successful.

Selling, general and administrative expenses amounted to $51,978 and $40,198 in fiscal 2011 and 2010, respectively. The increase of $11,780 or 29.3% was primarily attributable to $9,664 in selling, general and administrative expenses added as a result of the AVID acquisition. The Company also incurred approximately $1,335 in one time charges associated with the AVID acquisition. These increases were partially offset by a decrease of $2,385 in bonuses which was precipitated by the failure to meet certain fiscal 2011 operational performance objectives.

Distribution expenses, which are included in selling, general and administrative expenses, amounted to $7,276 and $7,477 in fiscal 2011 and 2010, respectively. The decrease is primarily due to decreased labor costs, principally overtime expenses. The Company does not classify any expenses as distribution-related in our Toano, VA facility added in the AVID acquisition as we utilize a third-party logistics provider for that facility’s supply chain management functions. Such expenses are deemed to be freight-out and are included in cost of sales.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents changed as follows for the fiscal years ended March 31:

	2012	2011	2010
Cash provided by operating activities	$4,013	$5,174	$43,268
Cash used in investing activities	(779)	(66,163)	(2,124)
Cash provided by (used in) financing activities	459	57,039	(38,962)
Increase (decrease) in cash and cash equivalents	$3,693	($3,950)	$2,182

Historically, the Company’s primary sources of liquidity and capital resources have included cash provided by operations and the use of available borrowing under our credit facilities while the primary uses of liquidity and capital resources have included acquisitions, capital expenditures and payments on debt.

Cash provided by operating activities during fiscal 2012 is primarily comprised of income from operations of $181, depreciation of $5,720, amortization of $4,289 and decreases in (i) deferred income taxes of $2,419, (ii) accounts receivable of $1,198 and (iii) inventories of $827. These were partially offset by decreases in (i) accounts payable of $5,774, (ii) accrued expenses of $4,380 and an increase in other assets of $1,185.

Cash used in investing activities during fiscal 2012 consisted primarily of $907 in capital expenditures. The majority of the capital expenditures related to machinery and equipment for our injection molding facility located in Gallaway, Tennessee. The Company’s Second Amended and Restated Credit Agreement contains certain covenants and restrictions, which include limitations on capital expenditures. During the fiscal year ended March 31, 2012, the Company was permitted under the terms of the Prior Credit Agreement, to spend up to $10,000 on capital expenditures per annum. Under the terms of the Seconded Amended and Restated Credit Agreement, the Company’s permitted annual capital expenditures have been reduced to $4,000. During fiscal 2012, 2011 and 2010, the Company spent $907, $3,642 and $4,202, respectively, on capital expenditures. On an annual basis, management expects to spend a significant portion of monies permissible for capital expenditures on machinery and equipment to improve efficiencies at the Company’s manufacturing facilities.

Cash provided by financing activities during the fiscal year ended March 31, 2012 consisted primarily of $534 in net borrowings under the Prior Credit Agreement. These borrowings were utilized to fund the Company’s operating requirements and to pay off the $910 in remaining principal outstanding on our Industrial Revenue Bonds. During the fiscal year ended March 31, 2012, the Company’s borrowings under our term loan decreased $16,000 while borrowings under our revolving credit facility increased $17,534. Upon entry into the Second Amended and Restated Credit Agreement on June 7, 2012, the Company prepaid our term loan facility by $5,000.

Financial Position

The following table sets forth certain liquidity and capital resources data for the periods indicated:

	March 31, 2012	March 31, 2011
Cash and Cash Equivalents	$5,384	$1,691
Accounts Receivable, net	$30,845	$32,330
Days Sales Outstanding	26.0	21.7
Inventories, net	$53,825	$54,674
Inventory Turnover	6.3	6.0
Current Assets	$98,183	$96,773
Goodwill	$107,801	$107,689
Working Capital	$60,621	$41,017
Current Ratio	2.6	1.7
Total Borrowings	$89,457	$89,018
Stockholders’ Equity	$148,807	$148,227
Debt to Equity Ratio	0.60	0.60

The Company is committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital and generating cash flows necessary to meet operating requirements. Total borrowings outstanding were $89,457 with a debt to equity ratio of 0.60 to 1.0 at March 31, 2012 as compared to $89,018 with a debt to equity ratio of 0.60 to 1.0 at March 31, 2011. Cash and cash equivalents at March 31, 2012 were $5,384 and the Company had $5,330 available for borrowing under its revolving credit facility. As of June 7, 2012, the Company prepaid $5,000 of its term loan facility, reducing its total outstanding borrowings to $84,457.

Working capital at March 31, 2012 was $60,621 compared to $41,017 at March 31, 2011 and the current ratio at March 31, 2012 was 2.6 to 1.0 compared to 1.7 to 1.0 at March 31, 2011. The increase in working capital is primarily due to the increase in cash and decreases in the current portion of long-term debt, accounts payable and accrued expenses.

On June 7, 2012, the Company entered into our Second Amended and Restated Credit Agreement. The Second Amended and Restated Credit Agreement requires us to comply with specified financial covenants relating to (i) maximum annual capital expenditures of $4,000, (ii) a minimum fixed charge coverage ratio of 1.00 to 1.00 on a rolling four fiscal quarter basis and (iii) minimum earnings before interest, taxes, depreciation and amortization for certain specified quarterly periods through the expiration of the loans, including $3,000 for the fiscal quarter ending on June 30, 2012, $7,500 for the two consecutive fiscal quarter period ending September 30, 2012, $13,750 for the three consecutive quarter period ending December 31, 2012, $18,000 for the four consecutive fiscal quarter period ending March 31, 2013 and $21,000 for the four consecutive fiscal quarter period ending June 30, 2013. In addition, the Company has committed to certain post-closing conditions, including providing monthly financial statements, quarterly updates of financial projections and filed mortgages on our North Carolina, West Virginia and Tennessee facilities. As of June 14, 2012, the Company is in compliance with all covenants and financial ratios under the Second Amended and Restated Credit Agreement.

Borrowings under the Second Amended and Restated Credit Agreement are collateralized by substantially all of the assets of the Company and its subsidiaries, and the agreement contains certain restrictive covenants, which, among other matters, impose limitations with respect to the incurrence of indebtedness, granting of liens, guarantees of obligations, mergers, acquisitions, capital expenditures, making loans or investments, specified sales of assets and prohibits the declaration and payment of dividends.

The Company believes that the anticipated future cash flow from operations, coupled with its cash on hand and available funds under its revolving credit facility will be sufficient to meet working capital requirements. Although we have borrowing capacity on our revolving credit agreement, have cash on hand and anticipate future cash flow from operations, we may be limited in our ability to allocate funds for purposes such as potential acquisitions, capital expenditures, marketing, development and other general corporate purposes. In addition, we may be limited in our flexibility in planning for or responding to changing conditions in our business and our industry, making us more vulnerable to general economic down turns and adverse developments in our business.

Borrowing Arrangements

On August 27, 2010, Medical Action entered into our Prior Credit Agreement, among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto pursuant to which such lenders agreed to make certain extensions of credit to the Company. On June 7, 2012, the Company agreed to amend and restate the Prior Credit Agreement in its entirety and entered into a New Credit Agreement, among the Company, as borrower, JPMorgan Chase, N.A., as administrative agent, Citibank, N.A., as syndication agent and HSBC Bank USA, N.A., Sovereign Bank and Wells Fargo Bank, N.A. as co-documentation agents and the other lenders party thereto (the “Lenders”).

The New Credit Agreement provides for a $51,000 secured term loan and a $25,000 secured revolving credit facility. The revolving credit facility is used to finance the working capital needs and general corporate purposes of the Company and its subsidiaries and for permitted acquisitions. As of March 31, 2012, $19,670 in revolving loans and $56,000 in term loans was outstanding under the Prior Credit Agreement and as of June 14, 2012, $19,670 in revolving loans and $51,000 in term loans was outstanding under the New Credit Agreement, respectively.

CONTRACTUAL OBLIGATIONS

The following table represents the Company’s future material, long-term contractual obligations as of March 31, 2012:

	Payments Due in
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Principal payments of long-term debt	$75,670	$8,000	$67,670	$—	$—
Capital lease obligation	29,789	1,489	3,067	3,191	22,042
Purchase obligations	11,669	11,669	—	—	—
Operating leases	1,303	832	442	29	—
Defined benefit plan payments	689	54	107	126	402

Total Contractual Obligations	$119,120	$22,044	$71,286	$3,346	$22,444

Excluding change in control agreements, none of the Company’s executive officers have severance agreements. Our executive officers serve at the will of the Board, which enables the Company to terminate their employment with discretion as to the terms of any severance arrangement. This is consistent with the Company’s performance-based employment and compensation philosophy.

As of March 31, 2012, the Company has entered into agreements with five of its executive officers and a vice president, which provide certain benefits in the event of a change in control of the Company. A “change in control” of the Company is defined as, in general, the acquisition by any person of beneficial ownership of 20% or more of the voting stock of the Company, certain business combinations involving the Company or a change in a majority of the incumbent members of the Board of Directors, except for changes in the majority of such members approved by such members. If, within two years after a change in control, the Company or, in certain circumstances, the executive, terminates his employment, the executive is entitled to a severance payment equal to 2.99 times the sum of (i) such executive’s highest annual salary rate within the five-year period preceding termination and (ii) a bonus increment equal to the average of the two highest of the last five bonuses paid to such executive. In addition, the executive is entitled to the continuation of all employment benefits for a three-year period, the vesting of all stock options and certain other benefits. As of March 31, 2012, the estimated potential aggregate compensation payable to these five executive officers and vice president under the Company’s compensation and benefit plans and arrangements in the event of termination of such executive’s employment following a change in control amounted to approximately $8,918.

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

The gross and net book value of the capital lease for the periods presented is as follows:

	March 31, 2012	March 31, 2011
Capital lease, gross	$11,409	$11,409
Less: Accumulated amortization	(972)	(358)

Capital lease, net	$10,437	$11,051

The amortization expense associated with the capital lease amounted to $614, of which, $473 is included in our cost of sales and the remaining $141 is recorded in our selling, general and administrative expenses.

As of March 31, 2012, the capital lease requires monthly payments of $122 with increases of 2% per annum. The lease contains provisions for an option to buy in 2014 and in 2016 and expires in March 2029. The effective rate on the capital lease obligation is 9.9%. Total lease payments required under the capital lease for the five-year period ending March 31, 2017 is $7,747.

Another member of the Company’s board of directors, is currently an owner of Custom Healthcare, an assembler and packager of Class 1 medical products. Custom Healthcare is a supplier to our AVID facility located in Toano, VA for small kits and trays. Custom Healthcare is also a customer of the Company and purchases sterile instruments from our facility located in Arden, NC.

In fiscal 2012 Custom Healthcare sold approximately $1,500 in small kits and trays to the Company and purchased approximately $900 in sterile instruments from the Company.

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

Income Taxes – We are required to compute our income taxes in each federal, state, and local jurisdiction in which we operate. This process requires that we estimate the current tax exposure as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances not currently deductible for tax purposes. The income tax effects of the differences we identify are classified as current or long-term deferred tax assets and liabilities in our Consolidated Balance Sheet. Our judgments, assumptions, and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws, and possible outcomes of current and future audits. Changes in tax laws or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our Consolidated Balance Sheet and Consolidated Statement of Income.

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

We must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on this assessment establish a valuation allowance, if required. The determination of our valuation allowance involves assumptions, judgments, and estimates, including forecasted earnings, future taxable income, and the relative proportions of revenue and income before taxes in the various state and local jurisdictions in which we operate. To the extent we establish a valuation allowance or change the valuation allowance in a period, we reflect the change with a corresponding increase or decrease to our tax provision in our Consolidated Statement of Income. During fiscal 2012, the Company recorded a valuation allowance of $758 against certain state net operating loss carry forwards. No other valuation allowances were required for the $3,139 of deferred tax assets that existed on the Company’s books at March 31, 2012. The total net deferred tax liability as of March 31, 2012 was $26,311.

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

Allowance for Doubtful Accounts – The Company performs ongoing credit evaluations on its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors collections and payments from customers and a provision for estimated credit losses is maintained based upon its historical experience and on specific customer collection issues that have been identified. While such credit losses have historically been within the Company’s expectations and the provisions established, the Company cannot guarantee that the same credit loss rates will be experienced in the future. Concentration risk exists relative to the Company’s accounts receivable, as 63% of the Company’s total accounts receivable balance as of March 31, 2012 is concentrated in two distributors. While the accounts receivable related to these distributors may be significant, the Company does not believe the credit loss risk to be significant given the consistent payment history of these distributors.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FAIR VALUE MEASUREMENTS

In January 2010, the FASB issued authoritative guidance under ASC 820 that improves disclosures around fair value measurements. This pronouncement requires additional disclosures regarding transfers between Levels 1, 2 and 3 of the fair value hierarchy of this pronouncement as well as a more detailed reconciliation of recurring Level 3 measurements. Certain disclosure requirements of this pronouncement were effective and adopted by the Company on April 1, 2010 and did not have a material impact on the Company's financial statements. The remaining disclosure requirements of this pronouncement were effective for the Company's first quarter in fiscal 2012. The adoption of the remaining disclosure requirements did not have a material impact on the Company's financial statements. In May 2011, ASC 820 was further amended to clarify certain disclosure requirements and improve consistency with international reporting standards. This amendment is to be applied prospectively and is effective for the Company's first quarter in fiscal 2013. The Company does not expect its adoption to have a material effect on its financial statements.

PRESENTATION OF COMPREHENSIVE INCOME

In June 2011, the FASB issued authoritative guidance included in ASC 220 "Comprehensive Income" related to the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The adoption of this disclosure-only guidance will not have an impact on the Company's consolidated financial results and is effective for the Company on April 1, 2012.

GOODWILL IMPAIRMENT TESTING

In September 2011, the FASB issued authoritative guidance in ASC 350, Intangibles – Goodwill and Other, intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011, or the Company's third quarter of fiscal 2012. The adoption of this authoritative guidance did not have a material effect on the Company’s consolidated financial statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the alternate base rate of interest plus a spread of 3%, or at LIBOR rate plus a spread of 4%. The Company decides at its sole discretion as to whether borrowings will be at the alternate base rate or LIBOR. At March 31, 2012, $75,670 was outstanding under the Prior Credit Agreement. At June 14, 2012, $70,670 was outstanding under the Second Amended and Restated Credit Agreement. Changes in the alternate base rates or LIBOR rates during fiscal year ending March 31, 2013 will have a positive or negative effect on the Company’s interest expense. Each 1% fluctuation in the interest rate will increase or decrease interest expense for the Company by approximately $757 on an annualized basis.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements and Schedule:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Medical Action Industries Inc.

We have audited the accompanying consolidated balance sheets of Medical Action Industries Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Action Industries Inc. and subsidiaries as of March 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Medical Action Industries Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated June 14, 2012 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

New York, New York

June 14, 2012

Medical Action Industries Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2012	March 31, 2011
Current Assets
Cash and cash equivalents	$5,384	$1,691
Accounts receivable, less allowance for doubtful accounts of $781 at March 31, 2012 and $804 at March 31, 2011	30,845	32,330
Inventories, net	53,825	54,674
Prepaid expenses	1,831	1,702
Deferred income taxes	3,139	2,801
Prepaid income taxes	1,279	1,938
Other current assets	1,880	1,637

Total Current Assets	98,183	96,773
Property, plant and equipment, net	49,085	53,901
Goodwill	107,801	107,689
Other intangible assets, net	39,223	41,860
Other assets, net	2,852	3,319

Total Assets	$297,144	$303,542

Current Liabilities
Accounts payable	$11,295	$17,069
Accrued expenses	18,135	22,235
Current portion of capital lease obligation	132	92
Current portion of long-term debt	8,000	16,360

Total Current Liabilities	37,562	55,756
Deferred income taxes	29,450	26,993
Capital lease obligation, less current portion	13,655	13,790
Long-term debt, less current portion	67,670	58,776

Total Liabilities	148,337	155,315

Stockholders’ Equity
Common stock 40,000,000 shares authorized, $.001 par value; issued and outstanding 16,390,628 shares at March 31, 2012 and 16,383,128 shares at March 31, 2011	16	16
Additional paid-in capital	34,478	33,799
Accumulated other comprehensive loss	(717)	(437)
Retained earnings	115,030	114,849

Total Stockholders’ Equity	148,807	148,227

Total Liabilities and Stockholders’ Equity	$297,144	$303,542

The accompanying notes are an integral part of these financial statements.

Medical Action Industries Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2012	2011	2010
Net sales	$437,321	$362,494	$290,146
Cost of sales	372,380	298,615	221,242

Gross profit	64,941	63,879	68,904
Selling, general and administrative expenses	59,372	51,978	40,198

Operating income	5,569	11,901	28,706
Interest expense	4,571	2,889	1,352
Interest income	—	(1)	(4)

Income before income taxes and extraordinary item	998	9,013	27,358
Income tax expense	1,272	3,821	10,517

Income (loss) before extraordinary item	(274)	5,192	16,841
Extraordinary gain (loss), net of applicable taxes (note 13)	455	(838)	—

Net income	$181	$4,354	$16,841

Per share basis:
Basic
Income (loss) before extraordinary item	$(0.02)	$0.32	$1.04
Extraordinary gain (loss), net of applicable taxes	0.03	(0.05)	—

Net income	$0.01	$0.27	$1.04

Diluted
Income (loss) before extraordinary item	$(0.02)	$0.32	$1.03
Extraordinary gain (loss), net of applicable taxes	0.03	(0.05)	—

Net income	$0.01	$0.27	$1.03

The accompanying notes are an integral part of these financial statements.

Medical Action Industries Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
Balance at March 31, 2009	16,028,161	$16	$28,602	($267)	$93,654	$122,005

Net income		—	—	—	16,841	16,841
Other comprehensive loss:
Pension liability adjustment, net of tax effect of ($67)		—	—	(107)	—	(107)

Comprehensive income						16,734

Exercise of stock options, net	316,250	—	2,849	—	—	2,849
Amortization of deferred compensation		—	111	—	—	111
Tax effect from vesting/cancellation of stock under restricted management stock bonus plan and the exercise of options		—	(358)	—	—	(358)
Stock-based compensation		—	1,381	—	—	1,381

Balance at March 31, 2010	16,344,411	$16	$32,585	($374)	$110,495	$142,722

Net income		—	—	—	4,354	4,354
Other comprehensive loss:
Pension liability adjustment, net of tax effect of ($46)		—	—	(63)	—	(63)

Comprehensive income						4,291

Exercise of stock options, net	45,750	—	173	—	—	173
Issuance of common stock pursuant to restricted management stock bonus plan	7,500					—
Retirement of unvested restricted stock awards	(14,533)					—
Amortization of deferred compensation		—	43	—	—	43
Tax effect from vesting/cancellation of stock under restricted management stock bonus plan and the exercise of options		—	279	—	—	279
Stock-based compensation		—	719	—	—	719

Balance at March 31, 2011	16,383,128	$16	$33,799	($437)	$114,849	$148,227

Net income					181	181
Other comprehensive loss:
Pension liability adjustment, net of tax effect of ($125)				(280)		(280)

Comprehensive loss						(99)

Exercise of stock options, net	7,500	—	20			20
Amortization of deferred compensation			20			20
Tax effect from vesting/cancellation of stock under restricted management stock bonus plan and the exercise of options			51			51
Stock-based compensation			588			588

Balance at March 31, 2012	16,390,628	$16	$34,478	($717)	$115,030	$148,807

The accompanying notes are an integral part of these financial statements.

Medical Action Industries Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended March 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$181	$4,354	$16,841
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary loss (gain)	(700)	1,455	—
Depreciation	5,720	5,553	4,563
Amortization	4,289	3,328	2,169
Provision for doubtful accounts	72	12	72
Deferred income taxes	2,419	746	1,584
Stock-based compensation	608	762	1,492
Excess tax (benefit) liability from stock-based compensation	(300)	140	151
Loss (gain) on sale of property and equipment	—	19	(422)
Tax benefit (expense) from exercise of warrants and options	51	279	(358)
Changes in operating assets and liabilities:
Accounts receivable	1,198	(3,632)	3,093
Inventories	827	(11,787)	8,361
Prepaid expenses and other current assets	328	462	(133)
Prepaid income taxes	659	158	1,799
Other assets	(1,185)	(2,098)	(911)
Accounts payable	(5,774)	2,004	3,501
Accrued expenses, payroll, payroll taxes and other	(4,380)	3,419	1,466

Net cash provided by operating activities	4,013	5,174	43,268

Cash flows from investing activities:
Purchase price and related acquisition costs	125	(62,525)	—
Purchases of property, plant and equipment	(907)	(3,642)	(4,202)
Proceeds from sale of property and equipment	3	4	2,078

Net cash used in investing activities	(779)	(66,163)	(2,124)

Cash flows from financing activities:
Proceeds from revolving line of credit and long-term borrowings	105,867	184,823	12,850
Principal payments on revolving line of credit and long-term borrowings	(105,333)	(127,922)	(54,622)
Principal payments on capital lease obligations	(95)	(35)	(39)
Proceeds from exercise of employee stock options	20	173	2,849

Net cash provided by (used in) financing activities	459	57,039	(38,962)

Net increase (decrease) in cash and cash equivalents	3,693	(3,950)	2,182
Cash and cash equivalents at beginning of year	1,691	5,641	3,459

Cash and cash equivalents at end of year	$5,384	$1,691	$5,641

Supplemental disclosures:
Interest paid	4,505	1,989	1,358
Income taxes paid (refunded)	(1,304)	2,063	7,341

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

Medical Action Industries Inc. • March 31, 2012

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

ACCOUNTS RECEIVABLE, ALLOWANCE FOR DOUBTFUL ACCOUNTS AND CONCENTRATION OF CREDIT RISK

Accounts receivable are comprised principally of trade accounts receivable that arise primarily from the sale of goods on account and is stated at historical cost. The Company performs ongoing credit evaluations on its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors collections and payments from customers and a provision for estimated credit losses is maintained based upon its historical experience and on specific customer collection issues that have been identified. While such credit losses have historically been within the Company’s expectations and the provisions established, the Company cannot guarantee that the same credit loss rates will be experienced in the future. Concentration risk exists relative to the Company’s accounts receivable, as Owens & Minor, Inc. and Cardinal Health Inc., (the “Distributors”) accounted for approximately 37% and 26% of accounts receivable, respectively as of March 31, 2012 and 2011. While the accounts receivable related to these Distributors may be significant, the Company does not believe the credit risk to be significant given their consistent payment history.

TRADE REBATES

We provide rebates to distributors that sell to end-user customers at prices determined under a contract between the Company and the end-user customer or distributor. The Company deducts all rebates from sales and has a provision for allowances based on historical information for all rebates that have not yet been processed. The provision for trade rebates (which is included in accounts receivable) amounted to $15,349 and $15,206 at March 31, 2012 and 2011, respectively.

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

A summary of property, plant and equipment, net, is as follows:

	March 31,
	2012	2011
Land and buildings	$29,733	$29,710
Property under capital lease	11,409	11,409
Machinery and equipment	39,386	38,651
Furniture and fixtures	3,866	3,813

	84,394	83,583
Less accumulated depreciation and amortization	35,309	29,682

	$49,085	$53,901

Depreciation is calculated on the straight-line method over the estimated useful lives of the assets as follows:

Buildings	40 years
Machinery and equipment	5 – 20 years
Furniture and fixtures	3 – 10 years

Depreciation and amortization of property, plant and equipment amounted to $5,720, $5,553, and $4,563 for fiscal 2012, 2011 and 2010, respectively.

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

The change in goodwill is as follows:

	March 31,
	2012	2011
Goodwill, beginning balance	$107,689	$80,699
AVID purchase price allocation (note 2)	112	26,990

Goodwill, ending balance	$107,801	$107,689

OTHER INTANGIBLE ASSETS

Other intangible assets, consisting of trademarks, customer relationships, group purchasing organization (“GPO”) contracts, non-competition agreements, software, intellectual property and a supply agreement are amortized according to their useful lives. The book values, accumulated amortization and original useful life by asset class as of March 31, 2012 and 2011 are as follows:

	March 31, 2012
	Gross Carying Value	Accumulated Amortization	Total Net Book Value
Trademarks/Tradenames not subject to amortization	$1,266	$—	$1,266
Trademarks subject to amortization (5 years)	2,100	665	1,435
Customer Relationships (20 years)	43,200	6,767	36,433
Intellectual Property (7 Years)	400	311	89

	$46,966	$7,743	$39,223

	March 31, 2011
	Gross Carying Value	Accumulated Amortization	Total Net Book Value
Trademarks not subject to amortization	$1,266	$—	$1,266
Trademarks subject to amortization (5 years)	2,100	245	1,855
Customer Relationships (20 years)	43,200	4,607	38,593
Intellectual Property (7 Years)	400	254	146

	$46,966	$5,106	$41,860

During the year ended March 31, 2011, the Company recorded $2,100 of trademarks subject to amortization and $27,500 of customer relationships in connection with the AVID Medical Inc. (“AVID”) acquisition. The weighted-average remaining amortization period for customer relationships as of March 31, 2012 is approximately 16.6 years.

Other intangible asset amortization expense amounted to $2,637, $2,197 and $1,429 for fiscal 2012, 2011 and 2010, respectively. Estimated amortization expense related to these intangibles for the five succeeding fiscal years is as follows:

Fiscal Year	Amount
2013	$2,637
2014	2,612
2015	2,580
2016	2,335
2017	2,160

The Company evaluates trademarks with indefinite lives annually to determine whether events or circumstances continue to support the indefinite useful life. No trademarks were determined to have finite useful lives in any of the periods presented, with the exception of the trademarks acquired in the AVID acquisition, which have a useful life of 5 years.

DEFERRED FINANCING COSTS

We have incurred costs in obtaining financing. These costs of approximately $1,084 as of March 31, 2012 were capitalized in other assets and are being amortized over the life of the related financing arrangements through fiscal 2015. Total accumulated amortization was approximately $329 and $244 at March 31, 2012 and 2011, respectively.

INCOME TAXES

We account for income taxes in accordance with the guidance issued under Accounting Standards Codification (“ASC”) 740, Income Taxes with consideration for uncertain tax positions.

The Company accounts for uncertain tax positions in accordance with authoritative guidance issued under ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on tax returns should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the future tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the future tax position will be sustained. The Company classifies interest and penalties associated with income taxes as a component of income tax expense on the consolidated statements of operations.

CURRENCY

All of the Company’s sales and purchases were transacted in U.S. dollars.

STOCK-BASED COMPENSATION

We recorded stock-based compensation expense for the cost of non-qualified stock options granted under our stock plans in accordance with the provisions of ASC 718, Stock Compensation.

EARNINGS PER SHARE INFORMATION

Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share is based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on average prices during the year. Excluded from the calculation of earnings per share are options to purchase 1,321,740 shares in fiscal 2012, 1,094,580 shares in fiscal 2011 and 827,055 shares in fiscal 2010, as their inclusion would have been anti-dilutive. Note 10 displays a table showing the computation of basic and diluted earnings per share.

ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of two components: net income and other accumulated comprehensive loss. Accumulated other comprehensive loss refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s accumulated other comprehensive loss is comprised of an accrued benefit liability relating to the Company’s defined benefit pension plan.

The following table shows the changes in the components of other comprehensive loss (net of applicable taxes) for the fiscal years ended March 31, 2012 and 2011:

	March 31, 2012
	Defined benefit pension plan	Accumulated other comprehensive loss
Beginning balance	$(437)	$(437)
Current period change	(280)	(280)

Ending balance	$(717)	$(717)

	March 31, 2011
	Defined benefit pension plan	Accumulated other comprehensive loss
Beginning balance	$(374)	$(374)
Current period change	(63)	(63)

Ending balance	$(437)	$(437)

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

Sales to Owens & Minor, Inc. and Cardinal Health Inc., (the “Distributors”) accounted for approximately 44% and 22% of net sales, respectively for fiscal 2012, 42% and 22% of net sales, respectively for fiscal 2011 and 40% and 26% of net sales, respectively for fiscal 2010. Although the Distributors may be deemed in a technical sense to be major purchasers of the Company’s products, they typically serve as a distributor under a purchase order or supply agreement between the end user and the Company and do not make significant purchases for their own account. The Company, therefore, does not believe it is appropriate to categorize the Distributors as actual customers.

A significant portion of the Company’s raw materials are purchased from China. All such purchases are transacted in U.S. dollars. The Company’s financial results, therefore, could be impacted by factors such as foreign currency exchange rates or weak economic conditions in foreign countries in the procurement of such raw materials.

FREIGHT AND DISTRIBUTION COSTS

Freight costs, which consist primarily of freight costs paid to third party carriers amounted to $22,838, $18,477 and $15,219 for fiscal 2012, 2011 and 2010, respectively, and are included in cost of sales. Distribution costs, which consist primarily of the salaries, warehousing and related expenses associated with the storing, picking and shipping costs of our products amounted to $7,474, $7,276 and $7,477 for fiscal 2012, 2011 and 2010, respectively, and are included in selling, general and administrative expenses.

PRODUCT DEVELOPMENT COSTS

Product development costs charged to expense were $1,921, $1,437 and $1,209 for fiscal 2012, 2011 and 2010, respectively.

ADVERTISING COSTS

Advertising costs charged to expense, as incurred, were $20, $14, and $40 for fiscal 2012, 2011 and 2010, respectively.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FAIR VALUE MEASUREMENTS

In January 2010, the FASB issued authoritative guidance under ASC 820 that improves disclosures around fair value measurements. This pronouncement requires additional disclosures regarding transfers between Levels 1, 2 and 3 of the fair value hierarchy of this pronouncement as well as a more detailed reconciliation of recurring Level 3 measurements. Certain disclosure requirements of this pronouncement were effective and adopted by the Company on April 1, 2010 and did not have a material impact on the Company’s financial statements. The remaining disclosure requirements of this pronouncement were effective for the Company’s first quarter in fiscal 2012. The adoption of the remaining disclosure requirements did not have a material impact on the Company’s financial statements. In May 2011, ASC 820 was further amended to clarify certain disclosure requirements and improve consistency with international reporting standards. This amendment is to be applied prospectively and is effective for the Company’s first quarter in fiscal 2013. The Company does not expect its adoption to have a material effect on its consolidated financial statements.

PRESENTATION OF COMPREHENSIVE INCOME

In June 2011, the FASB issued authoritative guidance included in ASC 220 “Comprehensive Income” related to the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The adoption of this disclosure-only guidance will not have an impact on the Company’s consolidated financial results and is effective for the Company on April 1, 2012.

GOODWILL IMPAIRMENT TESTING

In September 2011, the FASB issued authoritative guidance in ASC 350, Intangibles – Goodwill and Other, intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011, or the Company’s third quarter of fiscal 2012. The adoption of this authoritative guidance did not have a material effect on the Company’s consolidated financial statements.

2. BUSINESS ACQUISITIONS

On August 27, 2010, the Company completed its acquisition of AVID Medical Inc. (“AVID”), a provider of custom procedure trays to the healthcare industry, in which the Company acquired the outstanding shares of common stock of AVID for $62,550. One-time acquisition costs of approximately $1,335 have been expensed in accordance ASC 805, Business Combinations and are included in selling, general and administrative costs for the fiscal year ended March 31, 2011. The results of the AVID acquisition have been included in the consolidated financial statements from the date of acquisition. Net sales attributed to AVID in the Company’s consolidated statements of operations for fiscal 2012 and 2011 amounted to $138,466 and $81,468, respectively. The purpose of this acquisition is to expand our product line offering into custom procedure trays to augment our existing product classes and expand our market presence in clinical care areas of acute care facilities and surgery centers throughout the country.

Under the acquisition method of accounting, the total purchase price was allocated to AVID’s net tangible and intangible assets based on their estimated fair values as of August 27, 2010. The Company recorded the excess of the purchase price over the net tangible and intangible assets as goodwill. The initial purchase price allocation of goodwill has been adjusted in fiscal 2012 for an immaterial error related to deferred tax liabilities.

The following table summarizes the allocation of the final purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

	Initial Purchase Price Allocation at August 27, 2010	Fiscal Year 2011 Adjustments	Preliminary Purchase Price Allocation at March 31, 2011	Fiscal Year 2012 Adjustments	Final Purchase Price Allocation at March 31, 2012
Cash	$25	$—	$25	$—	$25
Accounts receivable, net	11,247	—	11,247	(215)	11,032
Inventories	9,482	—	9,482	(22)	9,460
Deferred tax assets	881	321	1,202	—	1,202
Other current assets	1,392	—	1,392	—	1,392
Property and equipment, net	16,071	—	16,071	—	16,071
Identifiable intangible assets:
Customer relationships	27,500	—	27,500	—	27,500
Trademarks	2,100	—	2,100	—	2,100
Goodwill	29,071	(2,081)	26,990	112	27,102

Total assets acquired	97,769	(1,760)	96,009	(125)	95,884
Less :
Accounts payable and accrued expenses	10,624	(1,366)	9,258	—	9,258
Deferred tax liabilities	10,729	(444)	10,285	—	10,285
Debt, short and long term	13,916	—	13,916	—	13,916

Total liabilities assumed	35,269	(1,810)	33,459	—	33,459

Total purchase price	$62,500	$50	$62,550	$(125)	$62,425

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

	March 31,
	2011	2010
Net sales	$418,233	$415,985
Net income	$6,252	$19,546
Net income per share-basic	$0.38	$1.21

Net income per share-diluted	$0.38	$1.20

3. INVENTORIES

Inventories, which are stated at the lower of cost (first-in, first-out) or market, consist of the following:

	March 31,
	2012	2011
Finished Goods, net	$29,051	$28,922
Raw Materials	20,434	21,519
Work in Progress, net	4,340	4,233

Total, net	$53,825	$54,674

On a continuing basis, inventory quantities on hand are reviewed and an analysis of the provision for excess and obsolete inventory is performed based primarily on the Company’s sales history and anticipated future demand. Such provision for excess and obsolete inventory approximated $1,015 and $1,415 at March 31, 2012 and 2011, respectively.

4. ASSETS SOLD

During fiscal 2009, the Company completed the renovation of its’ new corporate headquarters located in Brentwood, NY and relocated all corporate functions to the facility, and on March 12, 2010, the Company sold all of the remaining assets, which consisted of land, building, building improvements and furniture and fixtures, associated with the executive office building located in Hauppauge, NY. The proceeds from the sale were $2,066 and the resulting $546 gain on the sale was net of a $93 selling commission recorded as other income in the “selling, general and administrative” section of the fiscal 2010 consolidated statement of operations.

5. INCOME TAXES

Income tax expense consists of the following:

	Fiscal Year Ended March 31,
	2012	2011	2010
Current:
Federal	$(1,185)	$1,826	$7,673
State	338	672	1,109
Deferred	2,119	1,323	1,735

	$1,272	$3,821	$10,517

The following table indicates the significant elements contributing to the difference between the statutory federal tax rate and the Company’s effective tax rate for fiscal years 2012, 2011 and 2010:

	Fiscal Year Ended March 31,
	2012	2011	2010
Statutory rate	35.0%	35.0%	35.0%
State taxes	9.3	1.9	3.5
Net non-deductible (deductible)	7.3	5.5	(0.1)
Valuation allowance	75.9	—	—

Effective tax rate	127.5%	42.4%	38.4%

The components of deferred tax assets and deferred tax liabilities at March 31, 2012 and 2011 are as follows:

	Fiscal Year Ended March 31,
	2012	2011
Deferred tax assets:
Stock-based compensation	$1,815	$1,584
Inventory valuation allowance	555	735
Allowance for doubtful accounts	335	305
Accrued Expenses	386	—
Net operating loss carryforwards of acquired company	758	—
Other	48	177

	3,897	2,801
Valuation allowance	(758)	—

Total deferred tax assets	$3,139	$2,801

Deferred tax liabilities:
Intangibles	$21,138	$19,338
Depreciation and amortization	8,312	7,655

Total deferred tax liabilities	$29,450	$26,993

Net deferred tax liability	$26,311	$24,192

During fiscal 2012, the Company recorded a valuation allowance of $758 against certain state net operating loss carry forwards. In assessing whether the deferred tax asset is realizable, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The valuation allowance against the state net operating loss reflects management’s fourth quarter 2012 assessment that is more likely than not that the Company will not be able to utilize the state net operating loss. This net operating loss remains open for examination. The net operating loss carryover of $1,600 that was acquired upon the AVID acquisition was fully utilized during the fiscal year ended March 31, 2011.

We are subject to taxation by the United States government and various state and local jurisdictions. The IRS examination for the fiscal year ended March 31, 2010 has been finalized with no assessment. The Massachusetts examination for the fiscal years ended March 31, 2010, 2009 and 2008 commenced during the fiscal year, however, no outcome can be projected at this time. The Alabama examination for the fiscal year ended March 31, 2008 has been finalized with no material assessment. The Company has been notified by New York State that the fiscal years ended March 31, 2010 and 2009 will be reviewed. The Indiana examination for

AVID’s fiscal years ended March 31, 2010, 2009 and 2008 has concluded with no material assessment. The Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service and most state and local authorities for fiscal tax years ended prior to March 31, 2009 (AVID, prior to acquisition, is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service and most state and local authorities for fiscal tax years ended prior to March 31, 2008).

6. ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,
	2012	2011
Accrued payables	$4,597	$10,674
Employee compensation and benefits	3,865	3,615
Accrued distributor fees	3,268	3,186
Commissions	2,278	1,783
Other accrued liabilities	2,304	1,667
Freight and duty	878	721
Professional fees	945	589

Total accrued expenses	$18,135	$22,235

7. LEASES

As part of the assets and liabilities acquired as a result of the AVID acquisition, the Company assumed a capital lease obligation for the AVID facility located in Toano, VA. The facility, which includes a 185,000 square foot manufacturing and warehouse building and approximately 12 acres of land, is owned by Micpar Realty, LLC (“Micpar”). AVID’s founder, former CEO and principal stockholder, is a part owner of Micpar and subsequent to the acquisition of AVID was appointed to the Company’s board of directors and entered into an employment agreement with the Company on August 27, 2010. As of March 31, 2012, the capital lease requires monthly payments of $122 with increases of 2% per annum. The lease contains provisions for an option to buy after three and five years and expires in March 2029. The effective rate on the capital lease obligation is 9.9%.

The gross and net book value of the capital lease is as follows:

	March 31,
	2012	2011
Capital lease, gross	$11,409	$11,409
Less: Accumulated amortization	(972)	(358)

Capital lease, net	$10,437	$11,051

The amortization expense associated with the capital lease amounted to $614, of which, $473 is included in our cost of sales and the remaining $141 is recorded in our selling, general and administrative expenses.

The Company also leases certain equipment, vehicles and office facilities under non-cancelable operating leases expiring in various years though fiscal 2016.

As of March 31, 2012, the Company was obligated under non-cancelable operating leases and capital leases for equipment, vehicles and office, warehousing and manufacturing facilities for minimum annual rental payments as follows:

Fiscal Year	Capital Lease	Operating Leases
2013	$1,489	$832
2014	1,518	329
2015	1,549	113
2016	1,580	21
2017	1,611	8
Thereafter	22,042	—

Total minimum lease payments	$29,789	$1,303

Less: Amounts representing interest	(16,002)

Present value of minimum lease payments	$13,787
Less: Current portion of capital lease obligation	(132)

Long-term portion of capital lease obligation	$13,655

Rental expense under operating leases amounted to $789, $482 and $379 during fiscal 2012, 2011 and 2010, respectively.

8. LONG-TERM DEBT

Long-term debt consists of the following:

	March 31,
	2012	2011
Revolving Credit Facility (a)	$19,670	$2,136
Term Loan (a)	56,000	72,000
Industrial Revenue Bond (b)	—	1,000

	$75,670	$75,136
Less: current portion	8,000	16,360

Total long-term debt	$67,670	$58,776

(a)	On June 7, 2012, the Company entered into the Second Amended and Restated Credit Agreement (the “New Credit Agreement”) with certain lenders and a bank acting as administrative agent for the lenders. The New Credit Agreement modified certain terms and conditions of the First Amended and Restated Credit Agreement (the “Prior Credit Agreement”) dated August 27, 2010 with such lenders. The Prior Credit Agreement provided the Company with total borrowings of up to $110,000, consisting of (i) a secured term loan with a principal amount of $80,000 and (ii) a revolving credit facility up to $30,000. The Prior Credit Agreement was used to repay a previous term loan and to fund the acquisition of AVID. The New Credit Agreement provides the Company with total borrowings of up to $76,000, consisting of (i) a secured term loan with a principal amount of $51,000 and (ii) a secured revolving credit facility, which amounts may be borrowed, repaid and re-borrowed up to $25,000.

The New Credit Agreement, which expires June 30, 2014, shall be used to finance the working capital needs and general corporate purposes of the Company and for permitted acquisitions. Under the Prior Credit Agreement, the term loan required consecutive quarterly installments of $4,000 on the last day of each March, June, September and December thereafter, with the final payment due August 27, 2015. Upon termination of the Prior Credit Agreement, the Company paid $5,000 against the principal of the term loan on June 7, 2012. Under the New Credit Agreement, the term loan matures as follows; (i) $1,000 on September 30, 2012, December 31, 2012 and March 31, 2013, (ii) $2,000 on June 30, 2013 and September 30, 2013, (iii) $2,250 on December 31, 2013 and March 31, 2014 and (iv) $39,500 on June 30, 2014. The balance sheet classification of the Company’s debt at March 31, 2012 is based on the payment made on June 7, 2012 and the maturity terms of the New Credit Agreement entered into on June 7, 2012.

Both the term loan and the revolving credit facility bear interest at LIBOR plus up to 3.5% and LIBOR plus 4% under the terms of the Prior and New Credit Agreements, respectively. The average interest rate on the term loan under the Prior Credit Agreement approximated 3.57% and 3.10%, during the fiscal years ended March 31, 2012 and 2011, respectively, and the average interest rate on the revolving credit facility under the Prior Credit Agreement approximated 5.65% and 4.79%, during the fiscal years ended March 31, 2012 and 2011, respectively. The Company’s availability under the revolving credit facility under the Prior Credit Agreement amounted to $5,330 as of March 31, 2012.

Borrowings under the Previous and New Credit Agreement are collateralized by substantially all the assets of the Company and its subsidiaries, and the agreement contains certain restrictive covenants, which, among other matters, impose limitations with respect to the incurrence of indebtedness, granting of liens, guarantees of obligations, mergers, acquisitions, capital expenditures, making loans or investments, specified sales of assets and prohibits the declaration and payment of dividends. The Company is also required to comply with specified financial covenants relating to (i) maximum annual capital expenditures of $4,000, (ii) a minimum fixed charge coverage ratio of 1.00 to 1.00 on a rolling four fiscal quarter basis and (iii) minimum earnings before interest, taxes, depreciation and amortization for certain specified quarterly periods through the expiration of the loans, including $3,000 for the fiscal quarter ending on June 30, 2012, $7,500 for the two consecutive fiscal quarter period ending September 30, 2012, $13,750 for the three consecutive quarter period ending December 31, 2012, $18,000 for the four consecutive fiscal quarter period ending March 31, 2013 and $21,000 for the four consecutive fiscal quarter period ending June 30, 2013. In addition, the Company has committed to certain post-closing conditions, including providing monthly financial statements, quarterly updates of financial projections and filed mortgages on our North Carolina, West Virginia and Tennessee facilities. As of June 14, 2012, the Company is in compliance with all covenants and financial ratios under the New Credit Agreement.

In addition, a borrowing base has been added to the New Credit Agreement such that the total outstanding loans plus available commitments thereunder may not exceed the specified percentages of the value of eligible receivables, inventory, equipment, real property plus a permitted overadvance amount, all calculated monthly. In the event outstanding amounts of loans under the New Credit Agreement exceed this borrowing base, the Company would be required to prepay the excess.

(b)	Amounts payable represent principal payments due in connection with the issuance and sale by The Buncombe County Industrial Facilities and Pollution Control Financing Authority of its $5,500 Industrial Development Revenue Bonds (Medical Action Industries Inc. Project), Series 1997 (the “Bonds”). In July 2011, the company elected to pay off the remaining principal of $910 and $1 in interest.

Maturities of long-term debt are as follows;

Fiscal Year	Amount
2013	$8,000
2014	8,500
2015	59,170

Total	$75,670

The Company has unamortized deferred financing costs of $755 and $881 included in other assets, net at March 31, 2012 and 2011, respectively. These costs relate to the Company’s term loan and revolving credit agreement. These costs are being amortized as follows:

Fiscal Year	Amount
2013	$336
2014	336
2015	83

Total	$755

9. FAIR VALUE MEASURMENTS

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2012 and 2011:

	Fair Value Measurements at March 31, 2012
	Carrying Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$5,384	$5,384	$—	$—
Accounts receivable, net	$30,845	$30,845	$—	$—
Accounts payable	$11,295	$11,295	$—	$—
Current portion of long-term debt	$8,000	$8,000	$—	$—
Long-term debt	$67,670	$67,670	$—	$—

	Fair Value Measurements at March 31, 2011
	Carrying Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,691	$1,691	$—	$—
Accounts receivable, net	$32,330	$32,330	$—	$—
Accounts payable	$17,069	$17,069	$—	$—
Current portion of long-term debt	$16,360	$16,360	$—	$—
Long-term debt	$58,776	$58,776	$—	$—

10. EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted net earnings per share computations for fiscal 2012, 2011 and 2010, respectively.

	March 31,
	2012	2011	2010
Numerator:
Income (loss) before extraordinary item	$(274)	$5,192	$16,841
Extraordinary gain (loss), net of applicable taxes (note 13)	455	(838)	—

Net income for basic and diluted earnings per share	$181	$4,354	$16,841

Denominator:
Denominator for basic earnings per share – weighted average shares	16,390,587	16,353,778	16,132,161

Effect of dilutive securities:
Employee and director stock options	22	36,081	142,615

Denominator for diluted earnings per share – adjusted weighted average shares	16,390,609	16,389,859	16,274,776

Per share basis:
Basic
Income (loss) before extraordinary item	$(0.02)	$0.32	$1.04
Extraordinary gain (loss) (net of applicable taxes)	0.03	(0.05)	—

Net income	$0.01	$0.27	$1.04

Diluted
Income (loss) before extraordinary item	$(0.02)	$0.32	$1.03
Extraordinary (gain) loss (net of applicable taxes)	0.03	(0.05)	—

Net income	$0.01	$0.27	$1.03

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

The following is a summary of the changes in restricted stock granted under the 1994 Stock Incentive Plan for the fiscal years presented:

	Fiscal Year Ended March 31,
	2012		2011		2010
	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Beginning Balance	7,967	$12.74	7,499	$14.92	27,186	$14.87
Granted	—	$—	7,500	$12.58	—	$—
Vested	(467)	$15.31	(5,157)	$14.91	(7,031)	$14.90
Cancelled	—	$—	(1,875)	$14.87	(12,656)	$14.81

Ending Balance	7,500	$12.74	7,967	$12.74	7,499	$14.92

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

	March 31,
	2012	2011	2010
Expected dividend yield	0%	0%	0%
Expected volatility	64.44%	60.06%	56.43%
Risk-free interest rate	2.36%	3.31%	3.54%
Expected life (years)	5.33	5.33	5.33

STOCK-BASED COMPENSATION EXPENSE

The Company recognized stock-based compensation expense (before deferred income tax benefits) for awards granted under the Company’s stock option plans in the following line items in the consolidated statements of operations for fiscal 2012, 2011 and 2010:

	2012	2011	2010
Cost of sales	$41	$126	$180
Selling, general and administrative expenses	567	636	1,312

Stock-based compensation expense before income tax benefits	$608	$762	$1,492

Net income was impacted by $395, $439 and $918 in stock-based compensation expense or $.02, $.03 and $.06 per diluted share for fiscal 2012, 2011 and 2010, respectively.

Information regarding the Company’s stock options activity for fiscal 2010, 2011 and 2012 are summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding at March 31, 2009	1,515,062	$12.85

Granted	343,000	10.80
Exercised	(316,250)	9.01
Forfeited	(222,250)	14.93

Options outstanding at March 31, 2010	1,319,562	$12.88

Granted	285,750	11.33
Exercised	(45,750)	3.78
Forfeited	(230,625)	14.74

Options outstanding at March 31, 2011	1,328,937	$12.62

Granted	30,000	5.24
Exercised	(7,500)	2.67
Forfeited	(3,000)	8.87

Options outstanding at March 31, 2012	1,348,437	$12.44	5.2	$14

Exercisable at March 31, 2012	934,904	$13.16	4.1	$—

The total fair value of shares vested during the fiscal year ended March 31, 2012 was $727. As of March 31, 2012, there was $2,436 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s plans and is expected to be recognized over a weighted average period of 2.1 years.

Summarized information about stock options outstanding as of March 31, 2012 and 2011 is as follows:

	2012
	Outstanding			Exercisable
Range of Exercise Prices per Common Share	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price per Common Share	Options	Weighted Average Exercise Price per Common Share
$ 2.67 – $10.97	542,187	4.9	$9.54	325,154	$9.39
$10.98 – $ 19.36	686,050	5.5	13.11	489,550	13.56
$19.37 – $ 23.27	120,200	5.2	21.72	120,200	21.72

$ 2.67 – $ 23.27	1,348,437	5.2	$12.44	934,904	$13.16

	2011
	Outstanding			Exercisable
Range of Exercise Prices per Common Share	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price per Common Share	Options	Weighted Average Exercise Price per Common Share
$ 2.67 – $10.97	481,937	5.1	$9.64	299,000	$9.09
$10.98 – $ 19.36	686,050	6.5	13.11	408,113	13.30
$19.37 – $ 23.27	120,200	6.2	21.72	120,200	21.72

$ 2.67 – $ 23.27	1,288,187	6.0	$12.62	827,312	$13.00

The aggregate pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2012 was $14. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for fiscal 2012, 2011 and 2010 amounted to $47, $243 and $1,739, respectively.

The following is a summary of changes in non-vested stock options for the fiscal year ended March 31, 2012:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at April 1, 2011	501,625	$6.13
Granted	30,000	2.99
Forfeited	—	—
Vested	(118,092)	6.16

Non-vested shares at March 31, 2012	413,533	$5.89

The options and bonus shares available for future issuance as of March 31, 2012 are shown below:

	1989 Non-Qualified Option Plan	1994 Stock Incentive Plan	1996 Directors Stock Option Plan	Total
Authorized by Directors and Stockholders	3,975,000	3,525,000	750,000	8,250,000
Options previously exercised	(3,214,687)	(2,025,187)	(100,000)	(5,339,874)
Bonus shares previously granted	—	(93,750)	—	(93,750)
Options outstanding	(438,000)	(807,937)	(102,500)	(1,348,437)

Remaining for future issuance	322,313	598,126	547,500	1,467,939

12. RETIREMENT PLANS

401(k) PLAN

Effective January 1, 2010, the Company amended its 401(k) retirement plan to be subject to the provisions of a “Safe Harbor” 401(k) plan. Under the provisions of the Safe Harbor plan, any discretionary matching company contribution becomes 100% vested upon match. The plan provides for a discretionary match of up to 4% of an eligible employee’s compensation. Under the prior plan, adopted in April 1988, any remaining unvested company discretionary matching contributions are subject to a four (4) year vesting schedule. The Company’s contributions, under both the 1988 plan and the Safe Harbor plan, amounted to $745 in fiscal 2012, $564 in fiscal 2011 and $365 in fiscal 2010.

DEFINED BENEFIT PLAN

The Company assumed a defined benefit pension plan (the “Plan”) with the Medegen Medical Products, LLC (“MMP”) acquisition. The Plan covers certain employees of MMP who are members of the Service Employees International Union. The benefit accruals for the Plan were frozen as of December 31, 1999. The Company’s funding policy is to make the minimum annual contributions required by applicable regulations. Such contributions are expected to amount to $116 during fiscal 2013.

The following table sets forth the Plan’s funded status and amount recognized in the Company’s financial statements as of and for the fiscal years ended March 31, 2012 and 2011:

	2012	2011
Change in projected benefit obligation:
Benefit obligation at beginning of year	$1,457	$1,314
Service cost	—	—
Interest cost	81	79
Actuarial loss	273	106
Benefits paid	(50)	(42)

Benefit obligation at end of year	$1,761	$1,457

Change in plan assets:
Fair value of plan assets at beginning of year	$954	$792
Actual return on plan assets	26	74
Employer contributions	99	130
Benefits paid	(50)	(42)

Fair value of plan assets at end of year	$1,029	$954

Funded status at end of the year	$(732)	$(503)

Amounts recognized on the balance sheet consist of:
Current liabilities	$(732)	$(503)
Accumulated other comprehensive loss	717	437
Net amount recognized	$(15)	$(66)

The major categories of assets held by the Plan, measured at Level 1 fair value, as of March 31, 2012 and 2011, were as follows:

	2012	2011
Cash and cash equivalents	$21	$19
Debt securities	358	595
Equity securities	650	340

Total investments	$1,029	$954

The net periodic pension cost for the years ended March 31, 2012 and 2011 were as follows:

	2012	2011
Service cost – benefits earned during the period	$—	$—
Interest cost on projected benefit obligation	81	79
Loss on assets	(59)	(51)
Net amortization and deferral	26	20

Net periodic pension cost	$48	$48

The following are weighted-average assumptions used to determine benefit obligations as of March 31, 2012 and 2011:

	2012	2011
Discount rate	4.49%	5.66%
Rate of compensation increase	none assumed	none assumed

The following are weighted-average assumptions used to determine net periodic benefit cost for the years ended March 31, 2012 and 2011:

	2012	2011
Discount rate	5.66%	6.14%
Expected long-term return on plan assets	6.00%	6.00%
Rate of compensation increase	none assumed	none assumed

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

Weighted-average asset allocation by asset category as of March 31, 2012 and 2011 were as follows:

	Target Range	2012	2011
Cash	0%-20%	2%	2%
Debt securities	10%-70%	63%	62%
Equity securities	30%-90%	35%	36%

Total		100%	100%

Benefits paid were $50 and $42 for fiscal 2012 and 2011, respectively. The Company estimates the following future benefit payments under the plan for the fiscal years ending March 31:

Fiscal Year	Amount
2013	$54
2014	53
2015	54
2016	61
2017	65
2017-2022	402

$689

13. EXTRAORDINARY ITEMS

During fiscal 2012, the Company recorded an extraordinary gain of $455 (net of tax expense of $245) as a result of an insurance settlement relating to inventories damaged in fiscal 2011 as a result of weather-related water damage.

During fiscal 2011, the Company incurred an extraordinary loss of $838 (net of tax benefit of $617) relating to inventories damaged as a result of weather-related water damage. The inventories damaged were predominantly patient bedside disposables and did not negatively impact the Company’s service levels with respect to this product class.

14. OTHER MATTERS

The Company is a party to two lawsuits arising out of the conduct of its ordinary course of business. Both lawsuits are covered by insurance and while the results of such lawsuits cannot be predicted with certainty, management does not expect that the ultimate liabilities, if any, will have a material adverse effect on the financial position or results of operations of the Company.

The Company operates in one industry, disposable medical products.

The Company’s international sales were $8,180, $8,140 and $8,319 for fiscal 2012, 2011 and 2010, respectively. The majority of these sales were to customers based in North America.

The Company has entered into agreements with five of its executive officers and a vice president, which provide certain benefits in the event of a change in control of the Company. A “change in control” of the Company is defined as, in general, the acquisition by any person of beneficial ownership of 20% or more of the voting stock of the Company, certain business combinations involving the Company or a change in a majority of the incumbent members of the Board of Directors, except for changes in the majority of such members approved by such members. If, within two years after a change in control, the Company or, in certain circumstances, the executive, terminates his employment, the executive is entitled to a severance payment equal to three times (i) such executive’s highest annual salary within the five-year period preceding termination plus (ii) a bonus increment equal to the average of the two highest of the last five bonuses paid to such executive. In addition, the executive is entitled to the continuation of all employment benefits for a three-year period, the vesting of all stock options and certain other benefits. As of March 31, 2012, the estimated potential aggregate compensation payable to these five executive officers and vice president under the Company’s compensation and benefit plans and arrangements in the event of termination of such executive’s employment following a change in control amounted to approximately $8,918.

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

15. SUMMARY OF QUARTERLY FINANCIAL DATA

Selected unaudited, quarterly financial data of the Company for the fiscal years ended March 31, 2012 and 2011 appear below.

	Fiscal 2012 Quarter Ended
	June 30	September 30	December 31	March 31
Net Sales	$106,473	$109,655	$112,969	$108,224
Gross Profit	16,972	16,686	17,145	14,138
Net income (loss)	263	554	1,825	(2,461)
Net income (loss) per common share
Basic	$0.02	$0.04	$0.11	$(.15)

Diluted	$0.02	$0.04	$0.11	$(.15)

	Fiscal 2011 Quarter Ended
	June 30	September 30	December 31	March 31
Net Sales	$66,796	$85,948	$104,477	$105,273
Gross Profit	12,538	14,846	18,422	18,073
Net income	496	469	2,304	1,085
Net income per common share
Basic	$0.03	$0.03	$0.14	$0.07

Diluted	$0.03	$0.03	$0.14	$0.07

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act) as of March 31, 2012. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, the Company’s disclosure controls and procedures were (i) designed to ensure that material information relating to the Company, is made known to the Company’s Chief Executive Officer and Chief Financial Officer, particularly during the period in which this report was being prepared and (ii) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. See Management’s Annual Report on Internal Control Over Financial Reporting on page 71.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012. In making this assessment, the Company’s management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our internal control over financial reporting as prescribed above for the periods covered by this report. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, the Company’s internal control over financial reporting is effective.

Grant Thornton LLP, an independent registered public accounting firm, has issued their report on the Company’s internal control over financial reporting as of March 31, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Medical Action Industries Inc.

We have audited Medical Action Industries Inc. (a Delaware corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Medical Action Industries Inc. and subsidiaries as of March 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2012, and our report dated June 14, 2012 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

New York, New York

June 14, 2012

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G to Form 10-K, we incorporate by reference the information required by this item from the information to be disclosed in our definitive proxy statement for our 2012 Annual Meeting of Stockholders, which will be filed with the SEC within 120 business days of March 31, 2012.

We have adopted a Code of Ethics (the “Code”) for directors, officers and employees of the Company which covers a wide range of business practices and procedures. The Code is applicable to our principal executive officer, principal financial officer and principal accounting officer or controller and persons performing similar functions (“senior financial officers”). A copy of the Code is available on our website http://www.medical-action.com, and a copy will be mailed without charge, upon written request, to our Corporate Secretary at Medical Action Industries Inc., 500 Expressway Drive South, Brentwood, NY 11717. We intend to disclose any amendments to or waivers of the Code on behalf of our senior financial officers on our website, at http://www.medical-action.com, promptly following the date of the amendment or waiver.

ITEM 11 – EXECUTIVE COMPENSATION

See information under the captions “Compensation Discussion and Analysis” and “Executive Compensation” in the Company’s Proxy Statement, which information is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the information under the captions “Stock Ownership Information” and “Executive Compensation” in the Company’s Proxy Statement, which information is incorporated herein by reference.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Those items which are incorporated by reference to the Company’s definitive Proxy Statement relating to the Annual Meeting of Stockholders is scheduled to be held on August 9, 2012. The definitive Proxy Statement will be filed with the Commission not later than 120 days after March 31, 2012, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) The following financial statements are included in Item 8 of this report:

(a) (2) The following Supplemental Schedule is included in this report:

Schedule II – Valuation and Qualifying Accounts.	S-1

All other schedules are omitted because they are not required, not applicable or the information is included in the financial statements or notes thereto.

(a) (3) Exhibits:

Exhibit No.
2.1	Agreement and Plan of Reorganization dated as of August 12, 1994 among Registrant, QuanTech Acquisition Corp. and QuanTech, Inc. (Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1995).

2.2	Purchase Agreement dated as of January 30, 1996 among Registrant, SBW Acquisition Corp., Lawson Mardon Medical Products, Inc. and Lawson Mardon Medical Products, a trading division of Lawson Mardon Packaging UK Ltd. (Exhibit 2 to the Company’s Current Report on Form 8-K dated February 6, 1996).

2.3	Asset Purchase Agreement dated as of March 9, 1999 between Acme United Corporation and Registrant (Exhibit 2 to the Company’s Current Report on Form 8-K dated April 1, 1999).

2.4	Asset Purchase Agreement dated as of October 3, 2001 between Medi-Flex Hospital Products, Inc. and Registrant (Exhibit 2 to the Company’s Current Report on Form 8-K dated November 30, 2001).

2.5	Asset Purchase Agreement dated as of May 9, 2002 between MD Industries Acquisition LLC and Registrant (Exhibit 2 to the Company’s Current Report on Form 8-K dated June 21, 2002).

2.6	Asset Purchase Agreement dated as of August 30, 2002, between Maxxim Medical, Inc. and Registrant (Exhibit 2 to the Company’s Current Report on Form 8-K dated October 25, 2002.

2.7	Membership Interest Purchase Agreement dated as of October 17, 2006 among Registrant, Medegen Holdings, LLC; Medegen Medical Products, LLC; Medegen Newco, LLC; and MAI Acquisition Corp. (Exhibit 2 to the Company’s Current Report on Form 8-K dated October 18, 2006).

2.8	Agreement and Plan of Merger dated August 27, 2010, by and among Registrant, MA Acquisition Inc., AVID Medical, Inc. and Michael Sahady as Stockholder Representative. (Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 30, 2010).

Exhibit No.

3.1	Certificate of Incorporation, as amended. (Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002).

3.2	By-Laws, as amended (Exhibit 3.2 to the Company’s Annual Report on Form 8-K dated November 7, 2011).

10.1+	1996 Non-Employee Director Stock Option Plan, as amended (Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2007).

10.2+	1989 Non-Qualified Stock Option Plan, as amended (Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2007).

10.3+	1994 Stock Incentive Plan, as amended (Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2007).

10.4+	Employment Agreement dated as of February 1, 1993 between the Registrant and Paul D. Meringolo (Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1993).

10.5	Modification Agreement dated as of June 3, 2003 between the Registrant and Paul D. Meringolo (Exhibit 10 to the Company’s Current Report on Form 8-K dated June 3, 2003).

10.6	Letter Agreement dated as of April 13, 2007 between Registrant and Paul D. Meringolo (Exhibit 10 to the Company’s Current Report on Form 8-K dated April 13, 2007).

10.7+	Change in Control Agreement dated as of June 1, 1995 between the Registrant and certain executive officers (Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1995).

10.8	Credit Agreement dated as of October 17, 2006 by the Registrant and JPMorgan Chase Bank, as Administrative Agent. (Exhibit 10 to the Company’s Current Report on Form 8-K dated October 18, 2006).

10.9	Amended and Restated Credit Agreement dated August 27, 2010 by and among Medical Action Industries, Inc., JPMorgan Chase Bank, N.A., Citibank, N.A., HSBC Bank USA, N.A., Sovereign Bank, Wells Fargo Bank, N.A. and the other lenders party thereto. (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 30, 2010).

10.10+	Employment Agreement dated August 27, 2010 by and between AVID Medical, Inc. and Michael Sahady. (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 30, 2010).

10.11+	Form of Amended and Restated Change in Control Agreement by and between Medical Action Industries Inc. and each of Messrs. Meringolo, Kelly and Liu (effective December 31, 2010). (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 6, 2011).

10.12+	Change in Control Agreement by and between Medical Action Industries Inc. and Richard Setian (effective December 31, 2010). (Exhibit 10.2 to the Company Current Report on Form 8-K dated January 6, 2011).

10.13	Second Amended and Restated Credit Agreement dated June 7, 2012 by and among Medical Action Industries Inc., JPMorgan Chase Bank, N.A., Citibank, N.A., HSBC Bank USA, N.A., Sovereign Bank, Wells Fargo Bank, N.A. and the other lenders party thereto. (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 13, 2012.

23.1*	Consent of Registered Independent Public Accounting Firm.

31.1*	Certification of Chief Executive Officer of Medical Action Industries Inc., as required by Rule 13a – 14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer of Medical Action Industries Inc., as required by Rule 13a – 14(a) of the Securities Exchange Act of 1934.

Exhibit No.

32.1*#	Certification of Chief Executive Officer and Chief Financial Officer of Medical Action Industries Inc., pursuant to 18 U.S.C. §1350.

99.1*	Additional Exhibit – Undertakings

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	XBRL Taxonomy Definition Linkbase Document

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

+	Identifies management contracts and compensatory plans and arrangements

#	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of June, 2012.

MEDICAL ACTION INDUSTRIES INC.

By:	/s/ Paul D. Meringolo
Paul D. Meringolo
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on June 14, 2012 by the following persons in the capacities indicated:

/s/ Paul D. Meringolo Paul D. Meringolo	Chief Executive Officer, President

/s/ John Sheffield John Sheffield	Chief Financial Officer Corporate Secretary, Principal Accounting Officer

/s/ Kenneth W. Davidson Kenneth W. Davidson	Chairman of the Board

/s/ William W. Burke William W. Burke	Lead Director

/s/ Kenneth R. Newsome Kenneth R. Newsome	Director

/s/ Henry A. Berling Henry A. Berling	Director

/s/ Michael Sahady Michael Sahady	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM ON SCHEDULE

Board of Directors and Stockholders

Medical Action Industries Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Medical Action Industries Inc. and subsidiaries (the “Company”) referred to in our report dated June 14, 2012, which is included in the annual report to security holders and included in Item 8 of this Form 10-K. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2), which is the responsibility of the Company’s management. In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

New York, New York

June 14, 2012

SCHEDULE II

MEDICAL ACTION INDUSTRIES INC.

Valuation and Qualifying Accounts

Fiscal Years Ended March 31, 2012, 2011 and 2010

Description	Balance at Beginning of Year	Gross Amount Charged to Costs and Expenses	Charged to Other Accounts	Other Charges / (Deductions)		Balance at End of Year
Year Ended March 31, 2012
Allowance for doubtful accounts	$804	$72	$—	$(95	)(a)	$781
Reserve for slow moving and obsolete inventory	1,415	252	—	(652	)(b)	1,015
Valuation allowance on deferred tax assets	—	758	—	—		758

	$2,219	$1,082	$—	$(747)		$2,554

Year Ended March 31, 2011
Allowance for doubtful accounts	$659	$145	$—	$—		$804
Reserve for slow moving and obsolete inventory	1,540	428	—	(553	)(b)	1,415
Valuation allowance on deferred tax assets	—	—	—	—		—

	$2,199	$573	$—	$(553)		$2,219

Year Ended March 31, 2010
Allowance for doubtful accounts	$663	$72	$—	$(76	)(a)	$659
Reserve for slow moving and obsolete inventory	1,502	510	—	(472	)(b)	1,540
Valuation allowance on deferred tax assets	—	—	—	—		—

	$2,165	$582	$—	$(548)		$2,199

(a)	Write off of uncollected accounts
(b)	Disposal of slow moving and obsolete inventory

S-1