Form 10-Q
period 2012-06-30
MEDICAL ACTION INDUSTRIES INC
filed 2012-08-02
CIK 748270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as described in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

16,390,628 shares of common stock are issued and outstanding as of August 2, 2012.

FORM 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Medical Action Industries Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2012	March 31,
	(Unaudited)	2012
Current Assets
Cash and cash equivalents	$953	$5,384
Accounts receivable, less allowance for doubtful accounts of $784 at June 30, 2012 and $781 at March 31, 2012	33,254	30,845
Inventories, net	54,033	53,825
Prepaid expenses	2,480	1,831
Deferred income taxes	3,253	3,139
Prepaid income taxes	1,232	1,279
Other current assets	1,761	1,880

Total Current Assets	96,966	98,183

Property, plant and equipment, net	48,350	49,085
Goodwill	107,801	107,801
Other intangible assets, net	38,563	39,223
Other assets, net	2,852	2,852

Total Assets	$294,532	$297,144

Current Liabilities
Accounts payable	$18,774	$11,295
Accrued expenses	22,707	18,135
Current portion of capital lease obligation	142	132
Current portion of long-term debt	5,000	8,000

Total Current Liabilities	46,623	37,562

Deferred income taxes	29,450	29,450
Capital lease obligation, less current portion	13,612	13,655
Long-term debt, less current portion	56,000	67,670

Total Liabilities	145,685	148,337

Stockholders’ Equity
Common stock 40,000,000 shares authorized, $.001 par value; issued and outstanding 16,390,628 shares at June 30, 2012 and March 31, 2012	16	16
Additional paid-in capital	34,655	34,478
Accumulated other comprehensive loss	(717)	(717)
Retained earnings	114,893	115,030

Total Stockholders’ Equity	148,847	148,807

Total Liabilities and Stockholders’ Equity	$294,532	$297,144

The accompanying notes are an integral part of these condensed financial statements.

MEDICAL ACTION INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	Three Months Ended June 30,
	2012	2011
	(Unaudited)

Net sales	$112,237	$106,473
Cost of sales	95,292	89,501

Gross profit	16,945	16,972

Selling, general and administrative expenses	15,944	15,428

Operating income	1,001	1,544

Interest expense, net	1,224	1,117

Income (loss) before income taxes	(223)	427
Income tax expense (benefit)	(86)	164

Net income (loss)	$(137)	$263

Net income (loss) per share basic	$(0.01)	$0.02

Net income (loss) per share diluted	$(0.01)	$0.02

The accompanying notes are an integral part of these condensed financial statements.

MEDICAL ACTION INDUSTRIES INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED JUNE 30, 2012

(Unaudited)

(dollars in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Equity

Balance at April 1, 2012	16,390,628	$16	$34,478	($717)	$115,030	$148,807

Comprehensive loss		—	—	—	(137)	(137)

Amortization of deferred compensation		—	2	—	—	2

Stock-based compensation		—	175	—	—	175

Balance at June 30, 2012	16,390,628	$16	$34,655	($717)	$114,893	$148,847

The accompanying notes are an integral part of this condensed financial statement.

MEDICAL ACTION INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Three Months Ended June 30,
	2012	2011
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(137)	$263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,299	1,461
Amortization	962	1,097
Increase in allowance for doubtful accounts	3	3
Deferred income taxes	(114)	—
Stock-based compensation	177	190
Excess tax liability from stock-based compensation	—	(70)
Tax benefit from vesting of stock under restricted management stock bonus plan and exercise of stock options	—	20
Changes in operating assets and liabilities:
Accounts receivable	(2,412)	1,075
Inventories	(208)	1,144
Prepaid expenses and other current assets	(530)	(453)
Other assets	(302)	(367)
Accounts payable	7,479	(2,740)
Prepaid income taxes	47	577
Accrued expenses	4,572	(2,154)

Net cash provided by operating activities	10,836	46

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(564)	(198)
Proceeds from sale of property and equipment	—	3

Net cash used in investing activities	(564)	(195)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit and long-term borrowings	1,100	12,202
Principal payments on revolving line of credit and long-term borrowings	(15,770)	(11,878)
Principal payments on capital lease obligation	(33)	(24)
Proceeds from exercise of stock options	—	20

Net cash provided by (used in) financing activities	(14,703)	320

Net increase (decrease) in cash and cash equivalents	(4,431)	171
Cash and cash equivalents at beginning of period	5,384	1,691

Cash and cash equivalents at end of period	$953	$1,862

Supplemental disclosures:
Interest paid	$1,215	$950
Income taxes (refunded) paid	$(18)	$(362)

The accompanying notes are an integral part of these condensed financial statements.

MEDICAL ACTION INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Medical Action Industries Inc. (“Medical Action” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. For further information, refer to the financial statements and footnotes thereto included in the Company’s 2012 Annual Report on Form 10-K.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements as well as the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimated. Significant estimates made by the Company include the allowance for doubtful accounts, inventory valuation, fair value of stock-based compensation, income taxes, valuation of long-lived assets, accrued sales incentives and rebate reserves. A summary of the Company’s significant accounting policies is identified in Note 1 “Organization and Summary of Significant Accounting Policies” of the Company’s 2012 Annual Report on Form 10-K. Users of financial information produced for interim periods are encouraged to refer to the notes contained in the 2012 Annual Report on Form 10-K when reviewing interim financial results. There have been no changes to the Company’s significant accounting policies or to the assumptions and estimates involved in applying these policies. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. All dollar amounts presented in our notes to condensed consolidated financial statements are presented in thousands, except share and per share data.

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

There have been no material changes to our significant accounting policies and estimates from the information provided in Note 1 “Organization and Summary of Significant Accounting Policies” of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Note 3.	Recently Issued Accounting Pronouncements

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance included in Accounting Standards Codification (“ASC”) 220, Comprehensive Income, related to the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The adoption of this disclosure-only guidance will not have an impact on the Company’s consolidated financial results and was effective for the Company on April 1, 2012. Comprehensive income (loss) is the same as net income (loss) for the three months ended June 30, 2012 and 2011.

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

Balance Sheet Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendment will be effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. We do not anticipate that the adoption of ASU 2011-11 will have a material effect on our consolidated financial statements and disclosures.

Note 4.	Inventories

Inventories, which are stated at the lower of cost (determined by means of the first in, first out method) or market, consist of the following:

	June 30, 2012	March 31, 2012
Finished Goods, net	$27,424	$29,051
Raw Materials, net	19,670	20,434
Work in Progress, net	6,939	4,340

Total Inventories, net	$54,033	$53,825

On a continuing basis, inventory quantities on hand are reviewed and an analysis of the provision for excess and obsolete inventory is performed based primarily on the Company’s sales history and anticipated future demand. The reserve for excess and obsolete inventory amounted to approximately $1,048 at June 30, 2012 and $1,015 at March 31, 2012.

Note 5.	Related Party Transactions

As part of the assets and liabilities acquired as a result of the AVID acquisition, the Company assumed a capital lease obligation for the AVID facility located in Toano, VA. The facility, which includes a 185,000 square foot manufacturing and warehouse building and approximately 12 acres of land, is owned by Micpar Realty, LLC (“Micpar”). AVID’s founder, former CEO and principal shareholder, is a part owner of Micpar and subsequent to the acquisition of AVID, he was appointed to the Company’s board of directors.

The gross and net book value of the capital lease is as follows:

	June 30, 2012	March 31, 2012
Capital lease, gross	$11,409	$11,409
Less: Accumulated amortization	(1,126)	(972)

Capital lease, net	$10,283	$10,437

The Company recorded amortization expense associated with the capital lease of $154, of which $119 is included in our cost of goods sold and the remaining $35 is recorded in our selling, general and administrative expenses for the three months ended June 30, 2012 and 2011, respectively.

As of June 30, 2012, the capital lease requires monthly payments of $124 with increases of 2% per annum. The lease contains provisions for an option to buy after three and five years and expires in March 2029. The effective rate on the capital lease obligation is 9.9%.

The following is a schedule by years of the future minimum lease payments under the capital lease as of June 30, 2012:

Fiscal Year	Capital Lease Payments
2013	$1,496
2014	1,526
2015	1,556
2016	1,588
2017	1,619
Thereafter	21,631

Total minimum lease payments	29,416
Less: Amounts representing interest	15,662

Present value of minimum lease payments	13,754
Less: Current portion of capital lease obligation	142

Long-term portion of capital lease obligation	$13,612

Another member of the Company’s board of directors is currently a minority shareholder of Custom Healthcare, an assembler and packager of Class 1 medical products. Custom Healthcare is a supplier to our AVID facility located in Toano, Virginia for small kits and trays. Custom Healthcare is also a customer of the Company and purchases sterile instruments from our facility located in Arden, North Carolina. During the three months ended June 30, 2012, Custom Healthcare sold approximately $436 in small kits and trays to the Company and purchased approximately $263 in sterile instruments from the Company.

Note 6.	Other Intangible Assets

At June 30, 2012, other intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value

Trademarks/Tradenames not subject to amortization	$1,266	$—	$1,266
Trademarks subject to amortization (5 years)	2,100	770	1,330
Customer Relationships (20 years)	43,200	7,308	35,892
Intellectual Property (7 years)	400	325	75

Total Other Intangible Assets, net	$46,966	$8,403	$38,563

At March 31, 2012, other intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value

Trademarks/Tradenames not subject to amortization	$1,266	$—	$1,266
Trademarks subject to amortization (5 years)	2,100	665	1,435
Customer Relationships (20 years)	43,200	6,767	36,433
Intellectual Property (7 years)	400	311	89

Total Other Intangible Assets, net	$46,966	$7,743	$39,223

The Company recorded amortization expense related to the above amortizable intangible assets of $660 and $659 for the three months ended June 30, 2012 and 2011, respectively. The estimated aggregate amortization expense for the cumulative five years ending June 30, 2017 amounts to $12,205.

Note 7.	Credit Facilities and Long-Term Debt

Long-term debt consists of the following:

	June 30, 2012	March 31, 2012
Revolving Credit Agreement (a)	$10,000	$19,670
Term Loan (a)	51,000	56,000

	$61,000	$75,670

Less: current portion	5,000	8,000

Total long-term debt	$56,000	$67,670

On June 7, 2012, the Company entered into the Second Amended and Restated Credit Agreement (the “New Credit Agreement”) with certain lenders and a bank acting as administrative agent for the lenders which are more fully described in Note 8 “Long-term Debt” of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012. The New Credit Agreement modified certain terms and conditions of the First Amended and Restated Credit Agreement (the “Prior Credit Agreement”) dated August 27, 2010 with such lenders. The Prior Credit Agreement provided the Company with total borrowings of up to $110,000, consisting of (i) a secured term loan with a principal amount of $80,000 and (ii) a revolving credit facility up to $30,000. The Prior Credit Agreement was used to repay a previous term loan and to fund the acquisition of AVID. The New Credit Agreement provides the Company with total borrowings of up to $76,000, consisting of (i) a secured term loan with a principal amount of $51,000 and (ii) a secured revolving credit facility, which amounts may be borrowed, repaid and re-borrowed up to $25,000.

The New Credit Agreement, which expires June 30, 2014, shall be used to finance the working capital needs and general corporate purposes of the Company and for permitted acquisitions. Under the New Credit Agreement, the term loan matures as follows; (i) $1,000 on September 30, 2012, December 31, 2012 and March 31, 2013, (ii) $2,000 on June 30, 2013 and September 30, 2013, (iii) $2,250 on December 31, 2013 and March 31, 2014 and (iv) $39,500 on June 30, 2014. Both the term loan and the revolving credit facility bear interest at LIBOR plus up to 3.5% and LIBOR plus 4% under the terms of the Prior and New Credit Agreements, respectively. The average interest rate on the term loan under the New Credit Agreement and Prior Credit Agreement approximated 3.91% and 3.25%, during the three months ended June 30, 2012 and 2011, respectively, and the average interest rate on the revolving credit facility under the New Credit Agreement and Prior Credit Agreement approximated 4.58% and 5.25%, during the three months ended June 30, 2012 and 2011, respectively. The Company’s availability under the revolving credit facility under the New Credit Agreement amounted to $15,000 as of June 30, 2012.

Borrowings under the New Credit Agreement are collateralized by substantially all the assets of the Company and its subsidiaries, and the agreement contains certain restrictive covenants, which, among other matters, impose limitations with respect to the incurrence of indebtedness, granting of liens, guarantees of obligations, mergers, acquisitions, capital expenditures, making loans or investments, specified sales of assets and prohibits the declaration and payment of dividends. The Company is also required to comply with specified financial covenants relating to (i) maximum annual capital expenditures of $4,000, (ii) a minimum fixed charge coverage ratio of 1.00 to 1.00 on a rolling four fiscal quarter basis and (iii) minimum earnings before interest, taxes, depreciation and amortization for certain specified quarterly periods through the expiration of the loans, including $3,000 for the fiscal quarter ending on June 30, 2012, $7,500 for the two consecutive fiscal quarter period ending September 30, 2012, $13,750 for the three consecutive quarter period ending December 31, 2012, $18,000 for the four consecutive fiscal quarter period ending March 31, 2013 and $21,000 for the four consecutive fiscal quarter period ending June 30, 2013. In addition, the Company has committed to certain post-closing conditions, including providing monthly financial statements, quarterly updates of financial projections and filed mortgages on our North Carolina, West Virginia and Tennessee facilities. As of August 2, 2012, the Company is in compliance with all covenants and financial ratios under the New Credit Agreement.

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

Note 8.	Stock-Based Compensation Plans

The Company has various stock-based compensation plans, which are more fully described in Note 11 “Stockholders’ Equity and Stock Plans” of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

The Company recognized stock-based compensation (exclusive of deferred tax benefits) for awards granted under the Company’s Stock Option Plans in the following line items in the Consolidated Statements of Operations:

	Three Months Ended June 30,
	2012	2011
Cost of sales	$10	$17
Selling, general and administrative expenses	167	173

Stock-based compensation expense before income tax benefits	$177	$190

Net income (loss) was impacted by $109 (after tax) or $.01 per diluted share, in stock-based compensation expense for the three months ended June 30, 2012 and $117 (after tax) or $.01 per diluted share, in stock-based compensation expense for the three months ended June 30, 2011.

No stock options were granted during the three months ended June 30, 2012 or 2011.

The following is a summary of restricted stock activity in our 1994 Stock Incentive Plan for the three months ended June 30, 2012:

	Shares	Weighted Average Grant Price
Non-Vested at April 1, 2012	7,500	$12.58
Granted	—	$—
Vested	(1,875)	$12.58
Forfeited	—	$—

Non-Vested at June 30, 2012	5,625	$12.58

Grants of restricted stock are common stock awards granted to recipients with specified vesting provisions. The restricted stock issued vests based upon the recipients continued service over time (five-year vesting period). The Company estimates the fair value of restricted stock based on the Company’s closing stock price on the date of grant.

The following is a summary of the changes in outstanding options for all of the Company’s plans during the three months ended June 30, 2012:

	Shares	Weighted Average Exercise Price	Remaining Weighted Average Contract Life (Years)	Aggregate Intrinsic Value
Outstanding at April 1, 2012	1,348,437	$12.44	5.2	$14
Granted	—	$—
Exercised	—	$—
Expired	(102,187)	$8.50

Outstanding at June 30, 2012	1,246,250	$12.76	5.4	$—

Options exercisable at June 30, 2012	917,842	$13.51	4.5	$—

The total intrinsic value of options exercised during the three months ended June 30, 2012 and 2011 was $0 and $47, respectively. As of June 30, 2012, there was approximately $1,929 of total ASC 718, Compensation-Stock Compensation unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Company’s plans and that cost is expected to be recognized over a period of 2.5 years.

The following is a summary of the changes in non-vested stock options for the three months ended June 30, 2012:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at April 1, 2012	413,533	$5.89
Granted	—	$—
Forfeited	(85,125)	$5.96
Vested	—	$—

Non-vested shares at June 30, 2012	328,408	$5.87

Note 9.	Income Taxes

The Company’s provision for income taxes as a percentage of pretax losses from continuing operations (“effective tax rate”) was 38.6% for the three months ended June 30, 2012, as compared to 38.5% of pretax earnings from continuing operations for the three months ended June 30, 2011. Generally, fluctuations in the effective tax rate are primarily due to changes in state taxes.

In accordance with the provisions of ASC 740, Income Taxes, we recognize in our financial statements only those tax positions that meet the more-likely-than-not-recognition threshold. We establish tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in our consolidated statements of operations. Our accrual for interest and penalties was $21 upon adoption of ASC 740 and at June 30, 2012.

Note 10.	Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common shares. Diluted earnings per share are based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average prices during the periods. Excluded from the calculation of earnings per share are options to purchase 1,312,503 shares for the three months ended June 30, 2012 and 1,218,687 shares for the three months ended June 30, 2011, as their inclusion would not have been dilutive.

The following is a reconciliation of the numerator and denominator of the basic and diluted net earnings per share computations for the three months ended June 30, 2012 and 2011, respectively.

	Three Months Ended
	June 30,
	2012	2011

Numerator :
Net income (loss) for basic and diluted earnings per share	($137)	$263

Denominator :
Denominator for basic earnings per share – weighted average shares	16,390,628	16,390,461

Effect of dilutive securities:
Employee and director stock options	—	1,646

Denominator for diluted earnings per share – adjusted weighted average shares	16,390,628	16,392,107

Net income (loss) per share basic	($0.01)	$0.02

Net income (loss) per share diluted	($0.01)	$0.02

Note 11.	Fair Value of Financial Instruments

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

The estimated fair values of our financial instruments at June 30, 2012 and March 31, 2012 are as follows:

	June 30, 2012
	Carrying Amount	Level 1	Level 2	Level 3

Cash and cash equivalents	$953	$953	$—	$—
Accounts receivable, net	$33,254	$33,254	$—	$—
Accounts payable	$18,774	$18,774	$—	$—
Current portion of long-term debt	$5,000	$5,000	$—	$—
Long-term debt	$56,000	$56,000	$—	$—

	March 31, 2012
	Carrying Amount	Level 1	Level 2	Level 3

Cash and cash equivalents	$5,384	$5,384	$—	$—
Accounts receivable, net	$30,845	$30,845	$—	$—
Accounts payable	$11,295	$11,295	$—	$—
Current portion of long-term debt	$8,000	$8,000	$—	$—
Long-term debt	$67,670	$67,670	$—	$—

Note 12.	Other Matters

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

Important factors and risks that could cause actual results to differ materially from those referred to in the forward-looking statements include, but are not limited to, the effect of economic and market conditions, the impact of the consolidation throughout the healthcare supply chain, volatility of raw material costs, volatility in oil prices, foreign currency exchange rates, the impact of healthcare reform, opportunities for acquisitions and the Company’s ability to effectively integrate acquired companies, the ability of the Company to maintain its gross profit margins, the ability to obtain additional financing to expand the Company’s business, the failure of the Company to successfully compete with competitors that have greater financial resources, the loss of key management personnel or the inability of the Company to attract and retain qualified personnel, the impact of current or pending legislation and regulation, as well as the risks described from time to time in the Company’s filings with the Securities and Exchange Commission, which include this report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

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

Our market approach encompasses ongoing strategic relationships with group purchasing organizations (“GPOs”), integrated delivery networks (“IDNs”), acute care facilities, surgery centers, clinical decision makers and procurement managers within acute care facilities, national and regional distributors and other end users of our products. Over the previous two years we have implemented an internal structure to support a market presence which encompasses; i) a marketing team comprised of product line managers for each of our key product categories, ii) an Executive Health Services team, that directly maintains our relationship with GPOs and IDNs, iii) regional managers who supervise both Clinical Care and Patient Care sales representatives and maintain relationships with larger acute care facilities and iv) sales representatives which maintain a direct presence with the end users of our products and manage compliance levels on GPO and IDN contracts. While we view the end users of our products as the critical decision point driving our market penetration approximately 67% of our products are sold through two national distributors.

We have supply agreements with substantially every major GPO and IDN in the country including Novation, Premier and MedAssets. A majority of the acute care facilities that we sell to are members of at least one GPO. The supply agreements we have been awarded through these GPOs designate the Company as a sole-source or multi-source provider for substantially all of our product offerings. We consider our relationships with the GPOs and IDNs that we conduct business with to be valuable intangible assets. The supply agreements with GPOs and IDNs typically have no minimum purchase requirements and terms of one to three years that can be terminated on ninety days advance notice. While the acute care facilities associated with the GPOs and IDNs are not obligated to purchase our product offerings, many of these supply agreements have resulted in unit sales growth for the Company. Acute care facility orders purchased through our supply agreements by the three largest GPOs in the healthcare industry, Novation Premier and MedAssets, accounted for $55,409 or 49% of our total net sales for the three months ended June 30, 2012.

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

During the three months ended June 30, 2012 and 2011, we reported revenues of $112,237 and $106,473, respectively. Our net income (loss) and earnings per diluted share during the three months ended June 30, 2012 and 2011 were ($137) or ($0.01) per diluted share, and $263 or $0.02 per diluted share, respectively.

The following table sets forth certain operational data (in dollars and as a percentage of net sales) for the three months ended June 30, 2012 and 2011:

	June 30, 2012	Percent of Net Sales	June 30, 2011	Percent of Net Sales
Net Sales	$112,237	100.0%	$106,473	100.0%
Cost of Sales	95,292	84.9%	89,501	84.1%

Gross Profit	16,945	15.1%	16,972	15.9%
Selling, General and Administrative Expenses	15,944	14.2%	15,428	14.5%

Operating Income	1,001	0.9%	1,544	1.5%
Interest Expense, net	1,224	1.1%	1,117	1.0%

Income (Loss) Before Income Taxes	(223)	(0.2%)	427	0.4%
Income Tax Expense (Benefit)	(86)	(0.1%)	164	0.2%

Net Income (Loss)	$(137)	(0.1%)	$263	0.2%

THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THREE MONTHS ENDED JUNE 30, 2011:

The following table sets forth net sales by market for the three months ended June 30, 2012 and 2011:

	June 30, 2012	June 30, 2011	Increase (decrease) due to price / mix	Increase (decrease) due to volume / mix
Clinical Care Market Sales	$69,963	$66,158	$1,824	$1,981
Patient Care Market Sales	45,502	43,375	(380)	2,507
Sales Related Adjustments	(3,228)	(3,060)	(166)	(2)

Total Net Sales	$112,237	$106,473	$1,278	$4,486

Net sales were $112,237 and $106,473 during the three months ended June 30, 2012 and 2011, respectively. The increase in net sales was comprised of an increase in unit sales in the amount of $4,486 and an increase in the average selling prices of our products in the amount of $1,278. The increase in average selling prices resulted principally from increases in the average selling prices of our custom procedure trays and operating room disposable products. These increases were partially offset by declining average selling prices on our patient bedside disposable products. These declines resulted principally from competitive pressures, the renewal of certain GPO supply agreements and a change in mix of products purchased by our customers. The increase in unit sales was predominantly attributable to higher domestic market penetration within our patient bedside disposable and minor procedure kits and trays products.

Gross profit was $16,945 and $16,972 during the three months ended June 30, 2012 and 2011, respectively. Gross profits as a percentage of net sales were 15.1% during the three months ended June 30, 2012 and 15.9% during the three months ended June 30, 2011. The decline in gross profits was attributable to the mix of products sold and an increase in costs of raw materials resulting from rising global commodity prices. These increased costs were partially offset by increases in pricing to our customers and improved productivity in our manufacturing facilities.

Resin-related product lines which include containment systems for medical waste, patient bedside disposable products and laboratory products product lines, represent approximately 36% of the Company’s revenues for the three months ended June 30, 2012. The primary raw material utilized in the manufacture of these products is plastic resin. We have experienced volatility in resin costs consistent with global market prices of oil during the past several years. In any given year we may purchase approximately 52 million pounds of resin. Our gross profit during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 was unfavorably impacted by $899 due to higher resin prices.

During the three months ended June 30, 2012, we imported approximately $18,185 of finished goods and certain raw materials from overseas vendors, principally China. Our main imports are operating room products, which include operating room towels and laparotomy sponges, minor procedure kits and trays and surgical instruments used in our minor procedure kits and trays and certain containment products and patient bedside disposable products that we do not produce domestically. The products we have produced in China include cotton and plastic resin as raw materials.

The costs within the global market for cotton, while still volatile, have declined from their peak in March 2011. While the Company does not directly purchase unfinished cotton and convert the material into finished goods, it is the primary raw material utilized in the production of our operating room towels and laparotomy sponges. The volume of cotton included in these products is estimated to be approximately 11 million pounds per annum. Our gross profit during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 was favorably impacted by $182 due to lower costs of products sourced from overseas vendors.

Selling, general and administrative expenses amounted to $15,944 and $15,428 during the three months ended June 30, 2012 and 2011, respectively. The increase is primarily due to $577 in higher GPO administration fees resulting from higher sale volume and a new GPO supply agreement and $382 in professional services associated with the renegotiation of our credit agreement. These increases were partially offset by declines of $242 in depreciation expense and $201 in various recall-related expenses (associated with a supplier) incurred during the three months ended June 30, 2011.

Distribution expenses, which are included in selling, general and administrative expenses, amounted to $2,140 and $1,876 during the three months ended June 30, 2012 and 2011, respectively. The increase is primarily due to increased sales volumes and labor-related costs, principally overtime expenses.

Interest expense amounted to $1,224 and $1,117 during the three months ended June 30, 2012 and 2011, respectively. The increase in interest expense was attributable to an increase in interest rates, partially offset by a decrease in outstanding principal loan balances.

Income tax expense (benefit) amounted to ($86) and $164 during the three months ended June 30, 2012 and 2011, respectively. Income tax expense (benefit) as a percent of income before income taxes was 38.6% and 38.5% during the three months ended June 30, 2012 and 2011, respectively.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents changed as follows during the three months ended June 30:

	2012	2011
Cash provided by operating activities	$10,836	$46
Cash used in investing activities	$(564)	$(195)
Cash provided by (used in) financing activities	$(14,703)	$320
Increase (decrease) in cash and cash equivalents	$(4,431)	$171

Historically, the Company’s primary sources of liquidity and capital resources have included cash provided by operations and the use of available borrowing facilities while the primary uses of liquidity and capital resources have included acquisitions, capital expenditures and payments on debt.

Cash provided by operating activities during the three months ended June 30, 2012 was primarily comprised of depreciation of $1,299, amortization of $962 and increases in (i) accounts payable of $7,479 and (ii) accrued expenses of $4,572. This was partially offset by increases in (i) accounts receivable of $2,412 and (ii) prepaid expenses and other current assets of $530.

Cash used in investing activities during the three months ended June 30, 2012 consisted of $564 in purchases of property, plant and equipment. The majority of these capital expenditures related to machinery and equipment for our injection molding facility located in Gallaway, Tennessee. The Company’s credit facilities contain certain covenants and restrictions, which include limitations on capital expenditures. During fiscal 2013, the Company is permitted under the terms of its Credit Agreement, to spend up to $4,000 on capital expenditures per annum.

Cash used in financing activities during the three months ended June 30, 2012 consisted primarily of $14,670 in net payments on our Credit Agreement. During the three months ended June 30, 2012, the Company reduced its term loan by $5,000 and its revolving credit loan by $9,670.

Financial Position

The following table sets forth certain liquidity and capital resources data for the periods indicated:

	June 30,	March 31,
	2012	2012
	(Unaudited)

Cash and Cash Equivalents	$953	$5,384
Accounts Receivable, net	$33,254	$30,845
Days Sales Outstanding	26.2	26.0
Inventories, net	$54,033	$53,825
Inventory Turnover	6.4	6.3
Current Assets	$96,966	$98,183
Working Capital	$50,343	$60,621
Current Ratio	2.1	2.6
Total Borrowings	$74,754	$89,457
Stockholder’s Equity	$148,847	$148,807
Debt to Equity Ratio	0.50	0.60

The Company is committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital and generating cash flows necessary to meet operating requirements. Total borrowings outstanding were $74,754 with a debt to equity ratio of 0.50 to 1.0 at June 30, 2012 as compared to $89,457 with a debt to equity ratio of 0.60 to 1.0 at March 31, 2012. Cash and cash equivalents at June 30, 2012 were $953 and the Company had $15,000 available for borrowing under its revolving credit loan.

Working capital at June 30, 2012 was $50,343 compared to $60,621 at March 31, 2012, and the current ratio at June 30, 2012 was 2.1 to 1.0 compared to 2.6 to 1.0 at March 31, 2012. The decrease in working capital is primarily due to an increase in current liabilities of $9,061. The increase in current liabilities is primarily comprised of an increase in accounts payable of $7,479 and accrued expenses of $4,572.

On June 7, 2012, the Company entered into our Second Amended and Restated Credit Agreement. The Second Amended and Restated Credit Agreement requires us to comply with specified financial covenants relating to (i) maximum annual capital expenditures of $4,000, (ii) a minimum fixed charge coverage ratio of 1.00 to 1.00 on a rolling four fiscal quarter basis and (iii) minimum earnings before interest, taxes, depreciation and amortization for certain specified quarterly periods through the expiration of the loans, including $3,000 for the fiscal quarter ending on June 30, 2012, $7,500 for the two consecutive fiscal quarter period ending September 30, 2012, $13,750 for the three consecutive quarter period ending December 31, 2012, $18,000 for the four consecutive fiscal quarter period ending March 31, 2013 and $21,000 for the four consecutive fiscal quarter period ending June 30, 2013. In addition, the Company has committed to certain post-closing conditions, including providing monthly financial statements, quarterly updates of financial projections and filed mortgages on our North Carolina, West Virginia and Tennessee facilities. As of August 2, 2012, the Company is in compliance with all covenants and financial ratios under the Second Amended and Restated Credit Agreement.

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

The New Credit Agreement provides for a $51,000 secured term loan and a $25,000 secured revolving credit facility. The revolving credit facility is used to finance the working capital needs and general corporate purposes of the Company and its subsidiaries and for permitted acquisitions. As of June 30, 2012, $10,000 in revolving loans and $51,000 in term loans were outstanding under the New Credit Agreement.

Contractual Obligations

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity. At June 30, 2012, such obligations and commitments are as follows:

		Less than 1	1 – 3	4 - 5	After 5
	Total	Year	Years	Years	Years
Principal Payments of Long-Term Debt	$61,000	$5,000	$56,000	$—	$—
Capital Lease Obligations	29,416	1,496	3,082	3,207	21,631
Purchase Obligations	18,129	18,129	—	—	—
Operating Leases	1,095	706	365	24	—
Defined Benefit Plan Payments	676	54	109	127	386

Total Contractual Obligations	$110,316	$25,385	$59,556	$3,358	$22,017

Related Party Transactions

As part of the assets and liabilities acquired from the AVID acquisition, the Company assumed a capital lease obligation for the AVID facility located in Toano, Virginia. The facility, which includes a 185,000 square foot manufacturing and warehouse building and approximately 12 acres of land, is owned by Micpar Realty, LLC (“Micpar”). AVID’s founder and former CEO, is a part owner of Micpar and subsequent to the acquisition of AVID, he was elected to the Company’s board of directors.

The gross and net book value of the capital lease for the periods presented is as follows:

	June 30,	March 31,
	2012	2012
Capital lease, gross	$11,409	$11,409
Less: Accumulated amortization	(1,126)	(972)

Capital lease, net	$10,283	$10,437

During the three months ended June 30, 2012 the Company recorded $154 of amortization expense associated with the capital lease. Approximately $119 of the amortization is included in our cost of goods sold and the remaining $35 is recorded in our selling, general and administrative expenses.

As of June 30, 2012, the capital lease requires monthly payments of $124 with increases of 2% per annum. The lease contains provisions for an option to buy after three and five years and expires in March 2029. The effective rate on the capital lease obligation is 9.9%. Total lease payments required under the capital lease for the five-year period ending June 30, 2017 is $7,785.

Another member of the Company’s board of directors is currently a minority shareholder in Custom Healthcare, an assembler and packager of Class 1 medical products. Custom Healthcare is a supplier to our AVID facility located in Toano, Virginia for small kits and trays. Custom Healthcare is also a customer of the Company and purchases sterile instruments from our facility located in Arden, North Carolina. During the three months ended June 30, 2012, Custom Healthcare sold approximately $436 in small kits and trays to the Company and purchased approximately $263 in sterile instruments from the Company.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the alternate base rate of interest plus a spread of up to 3.00%, or at LIBOR rate plus a spread of up to 4.00%. The Company decides at its sole discretion as to whether borrowings will be at the alternate base rate or LIBOR. At June 30, 2012, $61,000 was outstanding under the credit facility. Changes in the alternate base rates or LIBOR rates during fiscal 2013 will have a positive or negative effect on the Company’s interest expense. Each 1% fluctuation in the interest rate will increase or decrease interest expense for the Company by approximately $610 on an annualized basis.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Report. Based upon that evaluation, the Company’s management concluded that, as of June 30, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2012, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

We continue to review, document and test our internal control over financial reporting and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts may lead to various changes in our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

As of August 2, 2012, the Company is involved in two product liability cases, which are covered by insurance. While the results of the lawsuits cannot be predicted with certainty, management does not expect that the ultimate liabilities, if any, will have a material adverse effect on the financial position or results of operations of the Company.

Item 1A.	Risk Factors

Additional Risk Factors

There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer of Medical Action Industries Inc., as required by Rule 13a — 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of Medical Action Industries Inc., as required by Rule 13a — 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer of Medical Action Industries Inc., pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer of Medical Action Industries Inc., pursuant to 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(b)	Reports on Form 8-K

Current Report on Form 8-K dated August 1, 2012, covering Item 2.02 – Results of Operations and Financial Condition and Item 9.01 – Financial Statements and Exhibits

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 2, 2012	By:	/s/ John Sheffield
John Sheffield
Chief Financial Officer