Form 10-Q
period 2012-09-30
MEDICAL ACTION INDUSTRIES INC
filed 2012-11-05
CIK 748270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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
Yes [x]	No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [x]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

           Indicate by check mark whether the registrant is a shell company (as described in Rule 12b-2 of the Exchange Act).
Yes [ ]	No [x]

           16,390,628 shares of common stock are issued and outstanding as of November 5, 2012.

FORM 10-Q

PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements

MEDICAL ACTION INDUSTRIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	September 30, 2012 (Unaudited)	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$544	$5,384
Accounts receivable, less allowance for doubtful accounts of $787 at September 30, 2012 and $781 at March 31, 2012	36,050	30,845
Inventories, net	51,599	53,825
Prepaid expenses	2,617	1,831
Deferred income taxes	3,316	3,139
Prepaid income taxes	1,297	1,279
Other current assets	1,648	1,880
Total current assets	97,071	98,183

Property, plant and equipment, net	47,419	49,085
Goodwill	107,801	107,801
Other intangible assets, net	37,904	39,223
Other assets, net	2,669	2,852
Total assets	$292,864	$297,144

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,281	$11,295
Accrued expenses	24,729	18,135
Current portion of capital lease obligation	153	132
Current portion of long-term debt	6,000	8,000
Total current liabilities	47,163	37,562

Deferred income taxes	29,450	29,450
Capital lease obligation, less current portion	13,567	13,655
Long-term debt, less current portion	53,425	67,670
Total liabilities	143,605	148,337

Stockholders’ equity:
Common stock, 40,000,000 shares authorized, $.001 par value; issued and outstanding 16,390,628 shares at September 30, 2012 and March 31, 2012	16	16
Additional paid-in capital	35,002	34,478
Accumulated other comprehensive loss	(717)	(717)
Retained earnings	114,958	115,030
Total stockholders’ equity	149,259	148,807
Total liabilities and stockholders’ equity	$292,864	$297,144

The accompanying notes are an integral part of these condensed financial statements.

MEDICAL ACTION INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)

Net sales	$112,100	$109,655	$224,337	$216,128
Cost of sales	94,630	92,969	189,922	182,470
Gross profit	17,470	16,686	34,415	33,658

Selling, general and administrative expenses	16,166	15,355	32,110	30,783
Operating income	1,304	1,331	2,305	2,875

Interest expense, net	1,198	1,130	2,422	2,247

Income (loss) before extraordinary item	106	201	(117)	628
Income tax expense (benefit)	41	87	(45)	251
Extraordinary gain, net of tax expense (note 12)	-	440	-	440

Net income (loss)	$65	$554	$(72)	$817

Per share basis :
Basic
Income (loss) before extraordinary item	$0.00	$0.01	$(0.00)	$0.02
Extraordinary gain, net of tax expense	-	0.03	-	0.03
Net income (loss)	$0.00	$0.04	$(0.00)	$0.05

Diluted
Income (loss) before extraordinary item	$0.00	$0.01	$(0.00)	$0.02
Extraordinary gain, net of tax expense	-	0.03	-	0.03
Net income (loss)	$0.00	$0.04	$(0.00)	$0.05

The accompanying notes are an integral part of these condensed financial statements.

MEDICAL ACTION INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED SEPTEMBER 30, 2012
(Unaudited)
(dollars in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Equity

Balance at April 1, 2012	16,390,628	$16	$34,478	$(717)	$115,030	$148,807

Net loss	-	-	-	-	(72)	(72)

Amortization of deferred compensation	-	-	5	-	-	5

Stock-based compensation	-	-	519	-	-	519

Balance at September 30, 2012	16,390,628	$16	$35,002	$(717)	$114,958	$149,259

The accompanying notes are an integral part of this condensed financial statement.

MEDICAL ACTION INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Six Months Ended September 30,
	2012	2011
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(72)	$817
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Extraordinary gain	-	(700)
Depreciation	2,591	2,963
Amortization	1,910	2,190
Provision for allowance for doubtful accounts	6	6
Deferred income taxes	(177)	(121)
Stock-based compensation	524	330
Excess tax liability from stock-based compensation	-	(70)
Tax benefit from vesting of stock under restricted management stock bonus plan and exercise of stock options	-	19
Changes in operating assets and liabilities:
Accounts receivable	(5,211)	(3,425)
Inventories	2,226	(911)
Prepaid expenses and other current assets	(554)	(602)
Prepaid income taxes	(18)	860
Other assets	(408)	(645)
Accounts payable	4,986	(1,540)
Accrued expenses	6,594	(1,027)
Net cash provided by (used in) operating activities	12,397	(1,856)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase price adjustments	-	125
Purchases of property, plant and equipment	(925)	(469)
Proceeds from sale of property and equipment	-	3
Net cash used in investing activities	(925)	(341)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit and long-term borrowings	33,550	46,052
Principal payments on revolving line of credit and long-term borrowings	(49,795)	(44,718)
Principal payments on capital lease obligation	(67)	(47)
Proceeds from exercise of stock options	-	20
Net cash provided by (used in) financing activities	(16,312)	1,307

Net decrease in cash and cash equivalents	(4,840)	(890)
Cash and cash equivalents at beginning of period	5,384	1,691
Cash and cash equivalents at end of period	$544	$801

Supplemental disclosures:
Interest paid	$2,312	$1,754
Income taxes paid (refunded)	$150	$(174)

The accompanying notes are an integral part of these condensed financial statements.

MEDICAL ACTION INDUSTRIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Medical Action Industries Inc. (“Medical Action” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. For further information, refer to the financial statements and footnotes thereto included in the Company’s 2012 Annual Report on Form 10-K.

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

The Company determined the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of their fair values because of their short-term nature.  The Company determined that the carrying amounts of borrowings outstanding under its revolving credit facility and term loan approximate fair value since such borrowings bear interest at variable market rates.

Note 3. Recently Issued Accounting Pronouncements

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance included in Accounting Standards Codification (“ASC”) 220, Comprehensive Income, related to the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The adoption of this disclosure-only guidance will not have an impact on the Company’s consolidated financial results and was effective for the Company on April 1, 2012. Comprehensive income (loss) is the same as net income (loss) for the three and six months ended September 30, 2012 and 2011.

Goodwill Impairment Testing

In September 2011, the FASB issued authoritative guidance in ASC 350, Intangibles – Goodwill and Other, intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011.  The Company early adopted the guidance in the third quarter of fiscal 2012. The adoption of this authoritative guidance did not have any effect on the Company’s consolidated financial statements.

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

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the FASB issued authoritative guidance in ASC 350, Intangibles – Goodwill and Other, intended to simplify how an entity tests indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary.  This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 30, 2012, for the Company beginning in the first quarter of fiscal 2014, and early adoption is permitted.  The Company does not anticipate the adoption will have an impact on its consolidated financial position or results of operations.

Note 4. Inventories

Inventories, which are stated at the lower of cost (determined by means of the first in, first out method) or market, consist of the following:

	September 30, 2012	March 31, 2012
Finished goods, net	$25,885	$29,051
Raw materials	18,940	20,434
Work in progress	6,774	4,340

Total inventories, net	$51,599	$53,825

On a continuing basis, inventory quantities on hand are reviewed and an analysis of the provision for excess and obsolete inventory is performed based primarily on the Company’s sales history and anticipated future demand. The reserve for excess and obsolete inventory amounted to approximately $1,094 at September 30, 2012 and $1,015 at March 31, 2012.

Note 5. Related Party Transactions

As part of the assets and liabilities acquired as a result of the AVID acquisition, the Company assumed a capital lease obligation for the AVID facility located in Toano, Virginia. The facility, which includes a 185,000 square foot manufacturing and warehouse building and approximately 12 acres of land, is owned by Micpar Realty, LLC (“Micpar”). AVID’s founder, former CEO and principal shareholder, is a part owner of Micpar and subsequent to the acquisition of AVID, he was appointed to the Company’s board of directors. As of August 2012, he no longer serves on the Company’s board of directors.

The gross amount and related accumulated amortization of the AVID facility is as follows:

	September 30, 2012	March 31, 2012
Plant and fixed equipment	$11,409	$11,409
Less: Accumulated amortization	(1,279)	(972)
	$10,130	$10,437

During the three and six months ended September 30, 2012 and 2011, the Company recorded $153 (of which $35 is included in our cost of sales and $118 is included in our selling, general and administrative expenses) and $307 (of which $71 is included in our cost of sales and $236 is included in our selling, general and administrative expenses) of amortization expense associated with the capital lease, respectively.

As of September 30, 2012, the capital lease requires monthly payments of $124 with increases of 2% per annum. The lease contains provisions for an option to buy after three and five years and expires in March 2029. The effective rate on the capital lease obligation is 9.9%.  The Company recorded interest expense associated with the lease obligation of $339 and $341 for the three months ended September 30, 2012 and 2011, respectively, and $678 and $684 for the six months ended September 30, 2012 and 2011, respectively.

The following is a schedule by years of the future minimum lease payments under the capital lease as of September 30, 2012:

Fiscal Year	Capital Lease Payments
Balance of Fiscal 2013	$744
2014	1,534
2015	1,564
2016	1,595
2017	1,627
Thereafter	22,042
Total minimum lease payments	29,044
Less: Amounts representing interest	15,324
Present value of minimum lease payments	13,720
Less: Current portion of capital lease obligation	153
Long-term portion of capital lease obligation	$13,567

A current member of the Company’s board of directors is currently a minority shareholder of Custom Healthcare Systems (CHS), an assembler and packager of Class 1 medical products. CHS is a supplier to our AVID facility located in Toano, Virginia for small kits and trays. They also purchase sterile instruments from our facility located in Arden, North Carolina. CHS sold approximately $453 and $889 in small kits and trays to the Company during the three and six months ended September 30, 2012, respectively and purchased approximately $200 and $463 of sterile instruments from the Company during the three and six months ended September 30, 2012.  As of September 30, 2012, $239 was due to the Company from CHS and $28 was due to CHS from the Company.

Note 6. Other Intangible Assets

At September 30, 2012, other intangible assets consisted of the following:
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value

Trademarks/tradenames not subject to amortization	$1,266	$-	$1,266
Trademarks subject to amortization (5 years)	2,100	875	1,225
Customer relationships (20 years)	43,200	7,848	35,352
Intellectual property (7 years)	400	339	61
Total other intangible assets, net	$46,966	$9,062	$37,904

At March 31, 2012, other intangible assets consisted of the following:
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value

Trademarks/tradenames not subject to amortization	$1,266	$-	$1,266
Trademarks subject to amortization (5 years)	2,100	665	1,435
Customer relationships (20 years)	43,200	6,767	36,433
Intellectual property (7 years)	400	311	89
Total other intangible assets, net	$46,966	$7,743	$39,223

The Company recorded amortization expense related to the above amortizable intangible assets of $659 and $660 for the three months ended September 30, 2012 and 2011, respectively and $1,319 for both six month periods ended September 30, 2012 and 2011. The estimated aggregate amortization expense for the cumulative five years ending September 30, 2017 amounts to $12,086.

Note 7. Credit Facilities and Long-Term Debt

Long-term debt consists of the following:
	September 30, 2012	March 31, 2012
Revolving credit loan (a)	$9,425	$19,670
Term loan (a)	50,000	56,000

	$59,425	$75,670

Less: current portion	6,000	8,000

Total long-term debt	$53,425	$67,670

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

The New Credit Agreement, which expires June 30, 2014, shall be used to finance the working capital needs and general corporate purposes of the Company and for permitted acquisitions. Under the New Credit Agreement, the remaining term loan maturation is as follows; (i) $1,000 on December 31, 2012 and March 31, 2013, (ii) $2,000 on June 30, 2013 and September 30, 2013, (iii) $2,250 on December 31, 2013 and March 31, 2014 and (iv) $39,500 on June 30, 2014. Both the term loan and the revolving credit facility bear interest at LIBOR plus up to 3.5% and LIBOR plus 4% under the terms of the Prior and New Credit Agreements, respectively. The average interest rate on the term loan under the New Credit Agreement and Prior Credit Agreement approximated 4.07% and 3.39%, during the six months ended September 30, 2012 and 2011, respectively, and the average interest rate on the revolving credit facility under the New Credit Agreement and Prior Credit Agreement approximated 4.68% and 5.39%, during the six months ended September 30, 2012 and 2011, respectively.

Borrowings under the New Credit Agreement are collateralized by substantially all the assets of the Company and its subsidiaries, and the agreement contains certain restrictive covenants, which, among other matters, impose limitations with respect to the incurrence of indebtedness, granting of liens, guarantees of obligations, mergers, acquisitions, capital expenditures, making loans or investments, specified sales of assets and prohibits the declaration and payment of dividends. The Company is also required to comply with specified financial covenants relating to (i) maximum annual capital expenditures of $4,000, (ii) a minimum fixed charge coverage ratio of 1.00 to 1.00 on a rolling four fiscal quarter basis and (iii) minimum earnings before interest, taxes, depreciation and amortization for certain specified quarterly periods through the expiration of the loans, including $3,000 for the fiscal quarter ending on June 30, 2012, $7,500 for the two consecutive fiscal quarter period ending September 30, 2012, $13,750 for the three consecutive fiscal quarter period ending December 31, 2012, $18,000 for the four consecutive fiscal quarter period ending March 31, 2013 and $21,000 for the four consecutive fiscal quarter period ending June 30, 2013. In addition, the Company has committed to certain post-closing conditions, including providing monthly financial statements, quarterly updates of financial projections and filed mortgages on our North Carolina, West Virginia and Tennessee facilities. As of November 5, 2012, the Company is in compliance with all covenants and financial ratios under the New Credit Agreement.

In addition, a borrowing base has been added to the New Credit Agreement such that the total outstanding loans plus available commitments thereunder may not exceed the specified percentages of the value of eligible receivables, inventory, equipment, real property plus a permitted over-advance amount, all calculated monthly. In the event outstanding amounts of loans under the New Credit Agreement exceed this borrowing base, the Company would be required to prepay the excess.  The Company’s availability on the revolving credit facility, as determined by the provisions of the borrowing base, amounted to $12,291 at September 30, 2012, which is in addition to the $9,425 currently outstanding.

Note 8. Stock-Based Compensation Plans

The Company has various stock-based compensation plans and recognized stock-based compensation (exclusive of deferred tax benefits) for awards granted under the Company’s stock-based compensation plans in the following line items in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Cost of sales	$17	$9	$27	$26
Selling, general and administrative expenses	330	131	497	304

Stock-based compensation expense before income tax benefits	$347	$140	$524	$330

The Company granted 257,500 stock options to employees during the three and six months ended September 30, 2012, which vest 25% during fiscal 2014, 25% during fiscal 2015 and 50% during fiscal 2016.  The options expire 10 years from date of grant and have a weighted average exercise price equal to $3.61, have a weighted average remaining contractual term of 9.7 years and weighted average grant date fair value of $2.01 per share determined based upon a Black-Scholes option valuation model.  In addition to the above employee stock option grants, the Company granted 60,000 stock options to members of the Company’s board of directors during the three and six months ended September 30, 2012, which became fully vested upon issuance.  These options have a weighted average exercise price equal to $3.57, have a weighted average remaining contractual term of 9.9 years and a weighted average grant date fair value of $1.98 per share based upon a Black-Scholes option valuation model.

The fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options granted during the respective periods using the Black-Scholes option valuation model were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Dividend yield	n/a	n/a	n/a	n/a
Weighted-average expected volatility	63.44%	n/a	63.44%	n/a
Risk-free interest rate	1.65%	n/a	1.65%	n/a
Expected life of options (in years)	5.33	n/a	5.33	n/a
Fair value of options granted	$2.00	n/a	$2.00	n/a

No stock options were granted during the three or six months ended September 30, 2011.

The following is a summary of the changes in outstanding options for all of the Company’s plans during the six months ended September 30, 2012:

	Shares	Weighted Average Exercise Price	Remaining Weighted Average Contract Life (Years)	Aggregate Intrinsic Value
Outstanding at April 1, 2012	1,348,437	$12.44	5.2	$14
Granted	317,500	$3.60
Exercised	-	$-
Expired/Forfeited	(160,187)	$9.80
Outstanding at September 30, 2012	1,505,750	$10.86	6.1	$-

Options exercisable at September 30, 2012	949,092	$12.88	4.6	$-

The total intrinsic value of options exercised during the six months ended September 30, 2012 and 2011 was $0 and $47, respectively. As of September 30, 2012, there was approximately $2,273 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Company’s plans and that cost is expected to be recognized over a period of 2.8 years.

The following is a summary of the changes in non-vested stock options for the six months ended September 30, 2012:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at April 1, 2012	413,533	$5.89
Granted	317,500	$3.60
Vested	(145,125)	$4.32
Forfeited	(29,250)	$5.92

Outstanding at September 30, 2012	556,658	$4.08

Grants of restricted stock are common stock awards granted to recipients with specified vesting provisions. The restricted stock issued vests based upon the recipients continued service over time (five-year vesting period). The Company estimates the fair value of restricted stock based on the Company’s closing stock price on the date of grant.  The total intrinsic value of restricted stock vested during the six months ended September 30, 2012 and 2011 was $0.

The following is a summary of restricted stock activity in our 1994 Stock Incentive Plan for the six months ended September 30, 2012:

	Shares	Weighted Average Grant Price
Non-Vested at April 1, 2012	7,500	$12.58
Granted	-	$-
Vested	(1,875)	$12.58
Forfeited	-	$-

Non-Vested at September 30, 2012	5,625	$12.58

Note 9. Income Taxes

The Company’s provision for income taxes as a percentage of pretax income and losses (“effective tax rate”) was 38.5% for the six months ended September 30, 2012 and 2011. The effective tax rate consists of the federal tax rate of 35% and the effective state tax rate, net of any federal taxes.

In accordance with the provisions of ASC 740, Income Taxes, we recognize in our financial statements only those tax positions that meet the more-likely-than-not-recognition threshold. We establish tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in our consolidated statements of operations. Our accrual for interest and penalties was $21 at September 30, 2012.

Note 10. Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common shares. Diluted earnings per share are based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average prices during the periods. Excluded from the calculation of earnings per share are options to purchase 1,430,016 and 1,372,838 shares for the three and six months ended September 30, 2012, respectively and 1,321,437 and 1,320,312  shares for the three and six months ended September 30, 2011, respectively as their inclusion would not have been dilutive.

The following is a reconciliation of the numerator and denominator of the basic and diluted net earnings per share computations for the three and six months ended September 30, 2012 and 2011, respectively.

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011

Numerator :
Income (loss) before extraordinary item	$65	$114	$(72)	$377
Extraordinary gain (note 12)	-	440	-	440
Net income (loss) for basic and diluted earnings per share	$65	$554	$(72)	$817

Denominator :
Denominator for basic earnings per share - weighted average shares	16,390,628	16,390,628	16,390,628	16,390,545

Effect of dilutive securities:
Employee and director stock options	7,488	-	-	54
Denominator for diluted earnings per share - adjusted weighted average shares	16,398,116	16,390,628	16,390,628	16,390,599

Per share basis:
Basic
Income before extraordinary gain	$0.00	$0.01	$(0.00)	$0.02
Extraordinary gain, net of tax expense	-	0.03	-	0.03
Net income (loss)	$0.00	$0.04	$(0.00)	$0.05

Diluted
Income before extraordinary gain	$0.00	$0.01	$(0.00)	$0.02
Extraordinary gain, net of tax expense	-	0.03	-	0.03
Net income (loss)	$0.00	$0.04	$(0.00)	$0.05

Note 11. Other Matters

The Company is involved in two product liability cases, which are covered by insurance. While the results of these lawsuits cannot be predicted with certainty, management does not expect that the ultimate liabilities, if any, will have a material adverse effect on the financial position or results of operations of the Company.

Note 12. Extraordinary Gain

During the six months ended September 30, 2011, the Company recorded an extraordinary gain of $440 (net of tax expense of $260) as a result of an insurance settlement relating to inventories damaged as a result of weather-related water damage. The inventories damaged were predominantly patient bedside disposables and did not negatively impact the Company's service levels with respect to this product class.

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

We have supply agreements with substantially every major GPO and IDN in the country including Novation, Premier and MedAssets. A majority of the acute care facilities that we sell to are members of at least one GPO. The supply agreements we have been awarded through these GPOs designate the Company as a sole-source or multi-source provider for substantially all of our product offerings.  We consider our relationships with the GPOs and IDNs that we conduct business with to be valuable intangible assets. The supply agreements with GPOs and IDNs typically have no minimum purchase requirements and terms of one to three years that can be terminated on ninety days advance notice. While the acute care facilities associated with the GPOs and IDNs are not obligated to purchase our product offerings, many of these supply agreements have resulted in unit sales growth for the Company. Acute care facility orders purchased through our supply agreements by the three largest GPOs in the healthcare industry, Novation, Premier and MedAssets, accounted for $101,692 or 45% of our total net sales for the six months ended September 30, 2012.

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

We conduct injection molding production and blown film production in our Gallaway, Tennessee and Clarksburg, West Virginia facilities, respectively. We conduct minor procedure kit and tray assembly operations and custom procedure tray assembly operations in our Arden, North Carolina and Toano, Virginia facilities, respectively. The principal raw materials used in the production of our product lines include resin and cotton. Our production facilities consume over 50 million pounds of resin, namely polypropylene and polyethylene, per annum. Cotton is purchased by our foreign suppliers and converted into finished products, principally operating room towels and laparotomy sponges. We purchase finished goods that contain over 10 million pounds of cotton per annum.

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

During the three months ended September 30, 2012 and 2011, we reported revenues of $112,100 and $109,655, respectively. Our net income and earnings per diluted share during the three months ended September 30, 2012 and 2011 amounted to $65 or $0.00 per diluted share, and $554 or $0.03 per diluted share, respectively.  Net income during the three months ended September 30, 2011 included a $440 gain, net of applicable taxes, on an insurance settlement relating to inventories damaged as a result of weather-related water damage.

During the six months ended September 30, 2012 and 2011, we reported revenues of $224,337 and $216,128, respectively. Our net income (loss) and earnings per diluted share during the six months ended September 30, 2012 and 2011 amounted to $(71) or $(0.00) per diluted share, and $817 or $0.05 per diluted share, respectively.  Net income during the six months ended September 30, 2011 benefitted from the aforementioned insurance settlement.

THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2011:

The following table sets forth net sales by market for the three months ended September 30, 2012 and 2011:

	September 30, 2012	September 30, 2011	Increase (decrease) due to price / mix	Increase (decrease) due to volume / mix
Clinical Care Market	$72,273	$66,652	$(25)	$5,646
Patient Care Market	42,752	45,496	(229)	(2,515)
Sales Related Adjustments	(2,925)	(2,493)	(366)	(66)
Total net sales	$112,100	$109,655	$(620)	$3,065

Net sales were $112,100 and $109,655 during the three months ended September 30, 2012 and 2011, respectively. The increase in net sales was comprised of an increase in unit sales in the amount of $3,065, partially offset by a change in mix of products purchased by our customers in the amount of $620. The increase in unit sales was predominantly attributable to higher domestic market penetration within our minor procedure kits and trays and custom procedure trays products.

Gross profit was $17,470 and $16,686 during the three months ended September 30, 2012 and 2011, respectively. Gross profits as a percentage of net sales were 15.6% during the three months ended September 30, 2012 and 15.2% during the three months ended September 30, 2011. The increase in gross profits was attributable to higher sales volume and a decline in costs of raw materials.

Resin-related product lines which include containment systems for medical waste, patient bedside disposable products and laboratory products, represent approximately 35% of the Company’s revenues for the three months ended September 30, 2012. The primary raw material utilized in the manufacture of these products is plastic resin. We continue to experience volatility in resin costs consistent with the changes in global market prices of oil.  Our gross profit during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 was favorably impacted by $684 due to lower resin prices.

During the three months ended September 30, 2012, we imported approximately $15,622 of finished goods and certain raw materials from overseas vendors, principally China. Our main imports are operating room products, which include operating room towels and laparotomy sponges, minor procedure kits and trays and surgical instruments used in our minor procedure kits and trays and certain containment products and patient bedside disposable products that we do not produce domestically. The products we import from China include cotton and plastic resin as raw materials.

The costs within the global market for cotton, while still volatile, have declined from their peak in March 2011. While the Company does not directly purchase unfinished cotton and convert the material into finished goods, it is the primary raw material utilized in the production of our operating room towels and laparotomy sponges. Our gross profit during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 was favorably impacted by $56 due to lower costs of products sourced from overseas vendors.

Selling, general and administrative expenses amounted to $16,166 and $15,355 during the three months ended September 30, 2012 and 2011, respectively. The increase is primarily due to $480 in higher GPO administration fees resulting from higher sales volume and a new GPO supply agreement, $300 in professional services associated with the renegotiation of our credit agreement and $184 in higher stock-based compensation expense. These increases were partially offset by declines of $183 in depreciation expense and $50 in various recall-related expenses (associated with a supplier) incurred during the three months ended September 30, 2011.

Distribution expenses, which are included in selling, general and administrative expenses, amounted to $2,078 and $1,933 during the three months ended September 30, 2012 and 2011, respectively. The increase is primarily due to increased sales volumes and labor-related costs, principally overtime expenses.

Interest expense amounted to $1,197 and $1,130 during the three months ended September 30, 2012 and 2011, respectively. The increase in interest expense was attributable to an increase in interest rates, partially offset by a decrease in outstanding principal loan balances.

Income tax expense amounted to $41 and $347 during the three months ended September 30, 2012 and 2011, respectively. Income tax expense as a percent of income before income taxes was 38.5% during the three months ended September 30, 2012 and 2011.

SIX MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2011:

The following table sets forth net sales by market for the six months ended September 30, 2012 and 2011:

	September 30, 2012	September 30, 2011	Increase (decrease) due to price / mix	Increase (decrease) due to volume / mix
Clinical Care Market	$142,236	$133,681	$732	$7,823
Patient Care Market	88,254	88,871	(812)	195
Sales Related Adjustments	(6,153)	(6,423)	(534)	804
Total net sales	$224,337	$216,128	$(614)	$8,822

Net sales were $224,337 and $216,128 during the six months ended September 30, 2012 and 2011, respectively. The increase in net sales was comprised of an increase in unit sales in the amount of $8,822, partially offset by a change in mix of products purchased by our customers in the amount of $614. The increase in unit sales was predominantly attributable to higher domestic market penetration within our custom procedure trays, minor procedure kits and trays and patient bedside disposable products.

Gross profit was $34,415 and $33,658 during the six months ended September 30, 2012 and 2011, respectively. Gross profits as a percentage of net sales were 15.3% during the six months ended September 30, 2012 and 15.6% during the six months ended September 30, 2011. The increase in gross profits was attributable to higher sales volume.  The decline in gross profits as a percentage of net sales was due to a change in mix of products purchased by our customers.

Resin-related product lines which include containment systems for medical waste, patient bedside disposable products and laboratory products, represent approximately 35% of the Company’s revenues for the six months ended September 30, 2012. The primary raw material utilized in the manufacture of these products is plastic resin. We continue to experience volatility in resin costs consistent with the changes in global market prices of oil.  Our gross profit during the six months ended September 30, 2012 as compared to the six months ended September 30, 2011 was unfavorably impacted by $215 due to higher resin prices.

During the six months ended September 30, 2012, we imported approximately $33,807 of finished goods and certain raw materials from overseas vendors, principally China. Our main imports are operating room products, which include operating room towels and laparotomy sponges, minor procedure kits and trays and surgical instruments used in our minor procedure kits and trays and certain containment products and patient bedside disposable products that we do not produce domestically. The products we import from China include cotton and plastic resin as raw materials.

The costs within the global market for cotton, while still volatile, have declined from their peak in March 2011. While the Company does not directly purchase unfinished cotton and convert the material into finished goods, it is the primary raw material utilized in the production of our operating room towels and laparotomy sponges. Our gross profit during the six months ended September 30, 2012 as compared to the six months ended September 30, 2011 was favorably impacted by $238 due to lower costs of products sourced from overseas vendors.

Selling, general and administrative expenses amounted to $32,109 and $30,783 during the six months ended September 30, 2012 and 2011, respectively. The increase is primarily due to $1,057 in higher GPO administration fees resulting from higher sales volume and a new GPO supply agreement, $682 in professional services associated with the renegotiation of our credit agreement and $184 in higher stock-based compensation expense. These increases were partially offset by declines of $440 in depreciation expense and $250 in various recall-related expenses (associated with a supplier) incurred during the six months ended September 30, 2011.

Distribution expenses, which are included in selling, general and administrative expenses, amounted to $4,219 and $3,809 during the six months ended September 30, 2012 and 2011, respectively. The increase is primarily due to increased sales volumes and labor-related costs, principally overtime expenses.

Interest expense amounted to $2,422 and $2,247 during the six months ended September 30, 2012 and 2011, respectively. The increase in interest expense was attributable to an increase in interest rates, partially offset by a decrease in outstanding principal loan balances.

Income tax expense (benefit) amounted to $(45) and $511 during the six months ended September 30, 2012 and 2011, respectively. Income tax expense (benefit) as a percent of income (loss) before income taxes was 38.5% during the six months ended September 30, 2012 and 2011.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents changed as follows during the six months ended September 30:

	2012	2011
Cash provided by (used in) operating activities	$12,397	$(1,856)
Cash used in investing activities	$(925)	$(341)
Cash provided by (used in) financing activities	$(16,312)	$1,307
Decrease in cash and cash equivalents	$(4,840)	$(890)

Historically, the Company’s primary sources of liquidity and capital resources have included cash provided by operations and the use of available borrowing facilities while the primary uses of liquidity and capital resources have included acquisitions, capital expenditures and payments on debt.

Cash provided by operating activities during the six months ended September 30, 2012 was primarily comprised of depreciation of $2,591, amortization of $1,910 and increases in (i) accrued expenses of $6,594, (ii) accounts payable of $4,986 and a decrease in inventories of $2,226. This was partially offset by increases in accounts receivable of $5,211.

Cash used in investing activities during the six months ended September 30, 2012 consisted of $925 in purchases of property, plant and equipment. The majority of these capital expenditures related to machinery and equipment for our injection molding facility located in Gallaway, Tennessee. The Company’s credit facilities contain certain covenants and restrictions, which include limitations on capital expenditures. During fiscal 2013, the Company is permitted under the terms of its Credit Agreement, to spend up to $4,000 on capital expenditures per annum.

Cash used in financing activities during the six months ended September 30, 2012 consisted primarily of $16,245 in net payments on our Credit Agreement. During the six months ended September 30, 2012, the Company reduced its term loan by $6,000 and its revolving credit loan by $10,245.

Financial Position

The following table sets forth certain liquidity and capital resources data for the periods indicated:

	September 30, 2012	March 31, 2012
	(Unaudited)

Cash and cash equivalents	$544	$5,384
Accounts receivable, net	$36,050	$30,845
Days sales outstanding	28.9	26.0
Inventories, net	$51,599	$53,825
Inventory turnover	6.4	6.3
Current assets	$97,071	$98,183
Working capital	$49,908	$60,621
Current ratio	2.1	2.6
Total borrowings	$73,145	$89,457
Stockholder’s equity	$149,259	$148,807
Debt to equity ratio	0.49	0.60

The Company is committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital and generating cash flows necessary to meet operating requirements. Total borrowings outstanding were $73,145 with a debt to equity ratio of 0.49 to 1.0 at September 30, 2012 as compared to $89,457 with a debt to equity ratio of 0.60 to 1.0 at March 31, 2012. Cash and cash equivalents at September 30, 2012 were $544 and the Company had $12,291 available for additional borrowings under its revolving credit facility.

Working capital at September 30, 2012 was $49,908 compared to $60,621 at March 31, 2012, and the current ratio at September 30, 2012 was 2.1 to 1.0 compared to 2.6 to 1.0 at March 31, 2012. The decrease in working capital is primarily the result of repayments of our long-term debt of $14,200 during the six months ended September 30, 2012.

On June 7, 2012, the Company entered into our Second Amended and Restated Credit Agreement. The Second Amended and Restated Credit Agreement requires us to comply with specified financial covenants relating to (i) maximum annual capital expenditures of $4,000, (ii) a minimum fixed charge coverage ratio of 1.00 to 1.00 on a rolling four fiscal quarter basis and (iii) minimum earnings before interest, taxes, depreciation and amortization for certain specified quarterly periods through the expiration of the loans, including $3,000 for the fiscal quarter ending on June 30, 2012, $7,500 for the two consecutive fiscal quarter period ending September 30, 2012, $13,750 for the three consecutive fiscal quarter period ending December 31, 2012, $18,000 for the four consecutive fiscal quarter period ending March 31, 2013 and $21,000 for the four consecutive fiscal quarter period ending June 30, 2013. In addition, the Company has committed to certain post-closing conditions, including providing monthly financial statements, quarterly updates of financial projections and filed mortgages on our North Carolina, West Virginia and Tennessee facilities. As of November 5, 2012, the Company is in compliance with all covenants and financial ratios under the Second Amended and Restated Credit Agreement.

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

The New Credit Agreement provides for a $51,000 secured term loan and a $25,000 secured revolving credit facility. The revolving credit facility is used to finance the working capital needs and general corporate purposes of the Company and its subsidiaries and for permitted acquisitions. As of September 30, 2012, $50,000 in term loans and $9,425 in revolving loans were outstanding under the New Credit Agreement.

Contractual Obligations

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity.  At September 30, 2012, such obligations and commitments are as follows:

	Total	Less than 1 Year	1 – 3 Years	4 - 5 Years	After 5 Years
Principal payments of long-term debt	$59,425	$6,000	$53,425	$-	$-
Capital lease obligations	29,042	1,503	3,097	3,222	21,220
Purchase obligations	23,158	23,158	-	-	-
Operating leases	888	581	288	19	-
Defined benefit plan payments	663	54	111	128	370

Total contractual obligations	$113,176	$31,296	$56,921	$3,369	$21,590

Related Party Transactions

As part of the assets and liabilities acquired from the AVID acquisition, the Company assumed a capital lease obligation for the AVID facility located in Toano, Virginia. The facility, which includes a 185,000 square foot manufacturing and warehouse building and approximately 12 acres of land, is owned by Micpar Realty, LLC (“Micpar”). AVID’s founder and former CEO, is a part owner of Micpar and subsequent to the acquisition of AVID, he was elected to the Company’s board of directors.  As of August 2012, he no longer serves on the Company’s board of directors.

The gross amount and related accumulated amortization of the AVID facility is as follows:

	September 30, 2012	March 31, 2012
Plant and fixed equipment	$11,409	$11,409
Less: Accumulated amortization	(1,279)	(972)
	$10,130	$10,437

During the three and six months ended September 30, 2012 and 2011, the Company recorded $153 (of which $35 is included in our cost of sales and $118 is included in our selling, general and administrative expenses) and $307 (of which $71 is included in our cost of sales and $236 is included in our selling, general and administrative expenses) of amortization expense associated with the capital lease, respectively.

As of September 30, 2012, the capital lease requires monthly payments of $124 with increases of 2% per annum. The lease contains provisions for an option to buy after three and five years and expires in March 2029. The effective rate on the capital lease obligation is 9.9%. Total lease payments required under the capital lease for the five-year period ending September 30, 2017 is $7,824.  During the six months ended September 30, 2012, the Company recorded interest expense of $678 under the lease agreement.

A current member of the Company’s board of directors is currently a minority shareholder in Custom Healthcare Systems (CHS), an assembler and packager of Class 1 medical products. CHS is a supplier to our AVID facility located in Toano, Virginia for small kits and trays. They also purchase sterile instruments from our facility located in Arden, North Carolina. CHS sold approximately $453 and $889 in small kits and trays to the Company during the three and six months ended September 30, 2012, respectively and purchased approximately $200 and $463 in sterile instruments from the Company during the three and six months ended September 30, 2012.  As of September 30, 2012, $239 was due to the Company from CHS and $28 was due to CHS from the Company.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the alternate base rate of interest plus a spread of up to 3%, or at LIBOR rate plus a spread of up to 4%. The Company decides at its sole discretion as to whether borrowings will be at the alternate base rate or LIBOR. At September 30, 2012, $59,425 was outstanding under the credit facility. Changes in the alternate base rates or LIBOR rates during fiscal 2013 will have a positive or negative effect on the Company’s interest expense. Each 1% fluctuation in the interest rate will increase or decrease interest expense for the Company by approximately $594 on an annualized basis.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Report. Based upon that evaluation, the Company’s management concluded that, as of September 30, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2012, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

We continue to review, document and test our internal control over financial reporting and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts may lead to various changes in our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

As of November 5, 2012, the Company is involved in two product liability cases, which are covered by insurance. While the results of the lawsuits cannot be predicted with certainty, management does not expect that the ultimate liabilities, if any, will have a material adverse effect on the financial position or results of operations of the Company.

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

(a) Exhibits

31.1 and 31.2 – Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1 and 32.2 – Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 – The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets (Unaudited), (ii) the Condensed Consolidated Statements of Operations (Unaudited), (iii) the Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited) and (v) Notes to the Condensed Consolidated Financial Statements (Unaudited)

(b)	Reports on Form 8-K

Current Report on Form 8-K dated August 9, 2012, covering Item 3.01 – Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing and Item 5.07 – Submission of Matters to a Vote of Security Holders

Current Report on Form 8-K dated September 21, 2012, covering Item 7.01 – Regulation FD Disclosure and Item 9.01 – Financial Statements and Exhibits

Current Report on Form 8-K dated November 2, 2012, covering Item 5.02 – Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

Current Report on Form 8-K dated November 2, 2012, covering Item 2.02 – Results of Operations and Financial Condition and Item 9.01 – Financial Statements and Exhibits

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 5, 2012	By:	/s/ John Sheffield
John Sheffield
Executive Vice President and Chief Financial Officer