Form 10-Q
period 2012-12-31
MEDICAL ACTION INDUSTRIES INC
filed 2013-02-11
CIK 748270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012

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
Yes ✓	No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ✓	No __
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ___                                          Accelerated filer  ✓
Non-accelerated filer    ___                                          Smaller reporting company  ___
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as described in Rule 12b-2 of the Exchange Act).
Yes __	No ✓

16,390,628 shares of common stock are issued and outstanding as of February 11, 2013.

FORM 10-Q

PART I.     FINANCIAL INFORMATION
Item 1.       Condensed Consolidated Financial Statements

MEDICAL ACTION INDUSTRIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	December 31, 2012 (Unaudited)	March 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$159	$5,384
Accounts receivable, less allowance for doubtful accounts of $790 at December 31, 2012 and $781 at March 31, 2012	28,694	30,845
Inventories, net	54,399	53,825
Prepaid expenses	2,071	1,831
Deferred income taxes	3,410	3,139
Prepaid income taxes	508	1,279
Other current assets	2,006	1,880
Total current assets	91,247	98,183

Property, plant and equipment, net of accumulated depreciation of $36,911 at December 31, 2012 and $35,309 at March 31, 2012	46,522	49,085
Goodwill	29,192	107,801
Other intangible assets, net	37,245	39,223
Other assets, net	2,440	2,852
Total assets	$206,646	$297,144

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$14,445	$11,295
Accrued expenses	22,505	18,135
Current portion of capital lease obligation	165	132
Current portion of long-term debt	7,250	8,000
Total current liabilities	44,365	37,562

Deferred income taxes	7,689	29,450
Capital lease obligation, less current portion	13,522	13,655
Long-term debt, less current portion	47,050	67,670
Total liabilities	112,626	148,337

Stockholders’ equity:
Common stock 40,000,000 shares authorized, $.001 par value; issued and outstanding 16,390,628 shares at December 31, 2012 and March 31, 2012	16	16
Additional paid-in capital	35,266	34,478
Accumulated other comprehensive loss	(717)	(717)
Retained earnings	59,455	115,030
Total stockholders’ equity	94,020	148,807
Total liabilities and stockholders’ equity	$206,646	$297,144

See accompanying notes to the condensed consolidated financial statements.

MEDICAL ACTION INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)

Net sales	$109,399	$112,969	$333,736	$329,097
Cost of sales	90,304	95,824	280,226	278,294
Gross profit	19,095	17,145	53,510	50,803

Selling, general and administrative expenses	15,899	13,327	48,009	44,110
Goodwill impairment charge	78,609	-	78,609	-
Operating income (loss)	(75,413)	3,818	(73,108)	6,693

Interest expense, net	1,143	1,174	3,565	3,421

Income (loss) before income taxes and extraordinary item	(76,556)	2,644	(76,673)	3,272
Income tax expense (benefit)	(21,053)	819	(21,098)	1,070
Extraordinary gain, net of tax expense (note 14)	-	-	-	440

Net income (loss)	$(55,503)	$1,825	$(55,575)	$2,642

Per share basis :
Basic
Income (loss) before extraordinary item	$(3.39)	$0.11	$(3.39)	$0.13
Extraordinary gain, net of tax expense	-	-	-	0.03
Net income (loss)	$(3.39)	$0.11	$(3.39)	$0.16
Weighted-average common shares outstanding (basic)	16,391	16,391	16,391	16,391

Diluted
Income (loss) before extraordinary item	$(3.39)	$0.11	$(3.39)	$0.13
Extraordinary gain, net of tax expense	-	-	-	0.03
Net income (loss)	$(3.39)	$0.11	$(3.39)	$0.16
Weighted-average common shares outstanding (diluted)	16,391	16,391	16,391	16,391

See accompanying notes to the condensed consolidated financial statements.

MEDICAL ACTION INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED DECEMBER 31, 2012
(Unaudited)
(dollars and shares in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Equity

Balance at April 1, 2012	16,391	$16	$34,478	$(717)	$115,030	$148,807

Net loss	-	-	-	-	(55,575)	(55,575)

Amortization of deferred compensation	-	-	7	-	-	7

Stock-based compensation	-	-	781	-	-	781

Balance at December 31, 2012	16,391	$16	$35,266	$(717)	$59,455	$94,020

See accompanying notes to the condensed consolidated financial statement.

MEDICAL ACTION INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Nine Months Ended December 31,
	2012	2011
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(55,575)	$2,642
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Extraordinary gain	-	(700)
Depreciation	3,825	4,394
Amortization	2,859	3,264
Goodwill impairment charge	78,609	-
Provision for allowance for doubtful accounts	9	39
Deferred income taxes	(22,032)	-
Stock-based compensation	788	470
Excess tax liability from stock-based compensation	-	(207)
Tax benefit from vesting of stock under restricted management stock bonus plan and exercise of stock options	-	19
Gain on sale of property and equipment	(2)	-
Changes in operating assets and liabilities:
Accounts receivable	2,142	(3,652)
Inventories	(574)	(998)
Prepaid expenses and other current assets	(366)	72
Prepaid income taxes	771	1,620
Other assets	(469)	(907)
Accounts payable	3,150	(2,797)
Accrued expenses	4,370	343
Net cash provided by operating activities	17,505	3,602

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase price adjustments	-	125
Purchases of property, plant and equipment	(1,264)	(701)
Proceeds from sale of property and equipment	4	3
Net cash provided by investing activities	(1,260)	(573)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit and long-term borrowings	60,550	74,217
Principal payments on revolving line of credit and long-term borrowings	(81,920)	(77,883)
Principal payments on capital lease obligation	(100)	(71)
Proceeds from exercise of stock options	-	20
Net cash used in financing activities	(21,470)	(3,717)

Net decrease in cash and cash equivalents	(5,225)	(688)
Cash and cash equivalents at beginning of period	5,384	1,691
Cash and cash equivalents at end of period	$159	$1,003

Supplemental disclosures:
Interest paid	$3,358	$2,347
Income taxes paid (refunded)	$163	$(491)

See accompanying notes to the condensed consolidated financial statements.

MEDICAL ACTION INDUSTRIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(Unaudited)

Note 1.    Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Medical Action Industries Inc. (“Medical Action” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended December 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s 2012 Annual Report on Form 10-K.

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

Note 2.    Summary of Significant Accounting Policies

The preparation of consolidated annual and quarterly financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. We have made a number of estimates and assumptions in the preparation of these condensed consolidated financial statements. We can give no assurance that actual results will not differ from those estimates. Some of the more significant estimates include allowances for trade rebates and doubtful accounts, realizability of inventories, goodwill and other intangible assets, depreciation and amortization of long-lived assets, product liability, pensions and other postretirement benefits and environmental and litigation matters.

Note 3.    Recently Issued Accounting Pronouncements

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance included in Accounting Standards Codification (“ASC”) 220, Comprehensive Income, related to the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The guidance eliminated the option to report other comprehensive income and its components in the statement of changes in equity. While the guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The adoption of this disclosure-only guidance will not have an impact on the Company’s condensed consolidated financial results and was effective for the Company on April 1, 2012. Comprehensive income (loss) is the same as net income (loss) for the three and nine months ended December 31, 2012 and 2011.

Goodwill Impairment Testing

In September 2011, the FASB issued authoritative guidance in ASC 350, Intangibles – Goodwill and Other, intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011.  The Company early adopted the guidance in the third quarter of fiscal 2012. The adoption of this authoritative guidance did not have any effect on the Company’s condensed consolidated financial statements. As discussed in note 6, the Company did not elect to perform a qualitative assessment of goodwill in connection with its annual goodwill impairment test.

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

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the FASB issued authoritative guidance in ASC 350, Intangibles – Goodwill and Other, intended to simplify how an entity tests indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary.  This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 30, 2012, for the Company beginning in the first quarter of fiscal 2014, and early adoption is permitted.  The Company does not anticipate the adoption of this guidance will have an impact on its condensed consolidated financial position or results of operations.

Note 4.    Inventories

Inventories, which are stated at the lower of cost (determined by means of the first in, first out method) or market, consist of the following:

	December 31,	March 31,
	2012	2012
Finished goods, net	$26,564	$29,051
Raw materials	21,446	20,434
Work in progress	6,389	4,340

Total inventories, net	$54,399	$53,825

On a continuing basis, inventory quantities on hand are reviewed and an analysis of the provision for excess and obsolete inventory is performed based primarily on the Company’s sales history and anticipated future demand. The reserve for excess and obsolete inventory amounted to approximately $1,117 at December 31, 2012 and $1,015 at March 31, 2012.

Note 5.    Related Party Transactions

As part of the assets and liabilities acquired in August 2010 as a result of the AVID acquisition, the Company assumed a capital lease obligation for the AVID facility located in Toano, Virginia. The facility, which includes an 185,000 square foot manufacturing and warehouse building and approximately 12 acres of land, is owned by Micpar Realty, LLC (“Micpar”). AVID’s founder, former CEO and principal shareholder, is a part owner of Micpar and subsequent to the acquisition of AVID, he was appointed to the Company’s board of directors. As of August 2012, he no longer serves on the Company’s board of directors.

The gross amount and related accumulated amortization of the AVID facility is as follows:

	December 31,	March 31,
	2012	2012
Plant and fixed equipment	$11,409	$11,409
Less: Accumulated amortization	(1,433)	(972)
	$9,976	$10,437

During the three months ended December 31, 2012 and 2011 and the nine months ended December 31, 2012 and 2011, the Company recorded $154 (of which $35 is included in our cost of sales and $119 is included in our selling, general and administrative expenses) and $461 (of which $106 is included in our cost of sales and $355 is included in our selling, general and administrative expenses) of amortization expense associated with the capital lease, respectively.

As of December 31, 2012, the capital lease requires monthly payments of $124 with increases of 2% per annum. The lease contains provisions for an option to buy in 2013 and 2015 and expires in March 2029. The effective rate on the capital lease obligation is 9.9%.  The Company recorded interest expense associated with the lease obligation of $338 and $341 for the three months ended December 31, 2012 and 2011, respectively, and $1,016 and $1,024 for the nine months ended December 31, 2012 and 2011, respectively.

The following is a schedule by years of the future minimum lease payments under the capital lease as of December 31, 2012:

Fiscal Year	Capital Lease Payments
Balance of Fiscal 2013	$372
2014	1,518
2015	1,549
2016	1,580
2017	1,611
Thereafter	22,043
Total minimum lease payments	28,673
Less: Amounts representing interest	14,986
Present value of minimum lease payments	13,687
Less: Current portion of capital lease obligation	165
Long-term portion of capital lease obligation	$13,522

A current member of the Company’s board of directors is currently a minority shareholder of Custom Healthcare Systems (CHS), an assembler and packager of Class 1 medical products. CHS is a supplier to our AVID facility located in Toano, Virginia for small kits and trays. They also purchase sterile instruments from our facility located in Arden, North Carolina. CHS sold approximately $455 and $1,344 in small kits and trays to the Company during the three and nine months ended December 31, 2012, respectively and purchased approximately $215 and $678 of sterile instruments from the Company during the three and nine months ended December 31, 2012, respectively.  As of December 31, 2012, $188 was due to the Company from CHS and $20 was due to CHS from the Company.

Note 6.    Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the excess over the fair value of assets acquired (goodwill) and other intangible assets (customer relationships, trademarks, group purchasing organization (“GPO”) contracts, non-competition agreements, software, intellectual property and supply agreements).  Values assigned to the respective assets are determined in accordance with ASC 805, Business Combinations and ASC 350, Intangibles – Goodwill and Other.

Goodwill is calculated as the excess of the cost of purchased businesses over the value of their underlying net assets.

Goodwill and intangible assets with indefinite useful lives are required to be tested for impairment at least annually or more frequently if an event occurs or circumstances change that could more likely than not reduce the fair value of a reporting unit below its carrying amount. Intangible assets with estimable useful lives are required to be amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

The Company tests its goodwill and intangible assets with indefinite lives as of December 31 of each year and on an interim date should factors or indicators become apparent that would require an interim test. The Company assesses the impairment of its goodwill by determining its fair value and comparing the fair value to its carrying value. For determining fair value, the Company has determined that it operates under one reporting unit.

The Company’s annual step-one impairment testing indicated that the fair value of the Company was estimated to be less than its related carrying value. The fair value of the Company was estimated using a discounted cash flow and guideline company model. As a result of the step-one testing, management has determined that the goodwill balance of the Company was impaired and step-two testing was necessary.

Step-two of the goodwill test consists of performing a hypothetical purchase price allocation, under which the estimated fair value of the Company is allocated to its tangible and intangible assets based on their estimated fair values, with any residual amount being assigned to goodwill. During the step-two analysis, it was determined that book value approximated fair value for the components of working capital. Owned real estate and buildings were valued using recently completed real estate appraisals. Other property, plant and equipment items were valued using current market value estimates. The intangible assets related to customer relationships were valued using a present value of debt-free cash flow model and the trade names were valued using the relief-from-royalty model.

The models used to determine the fair value of the Company in step-one and the intangible assets in step-two relied heavily on management’s assumptions. These assumptions, which are significant to the calculated fair values, are considered Level 3 inputs under the fair value hierarchy established by ASC 820 – Fair value measurement and disclosures, as they are unobservable. The assumptions in step-one included a discount rate, revenue growth rates, tax rates and operating margins. In addition, the step-two assumptions included customer attrition rates and royalty rates. The discount rate represents the expected return on capital. The discount rate was determined using a target structure of 15% debt and 85% equity. We used the 20-year U.S. Treasury bond yield to determine the risk-free rate in our weighted average cost of capital calculation. The projected growth rates and terminal growth rates are primarily driven by management’s estimate of future performance, giving consideration to historical performance and existing and anticipated economic and market conditions. Attrition assumptions used to value customer relationships are based on historical experience and management estimates based on historical financial information. To determine the royalty rates used to value trade names, the Company used industry benchmarks from licensing transactions. The assumption for tax rates are based on management’s estimates of blended federal and state income tax rates. Operating margin assumptions are based management’s estimate of future performance, giving consideration to historical performance and projected economic and competitive conditions.

The preliminary impairment analysis concluded that $78,609 of goodwill was impaired and was recorded in the condensed consolidated statements of operations for the three and nine months ended December 31, 2012. Due to the complexity of the analysis which involves completion of fair value analyses and the resolution of certain significant assumptions, we will finalize this goodwill impairment charge in the fourth quarter of fiscal 2013. The Company had not previously recorded impairments of goodwill and therefore the amounts of impairment recorded during the three and nine months ended December 31, 2012 represents the cumulative amount of goodwill impairment charges as of December 31, 2012.

The change in the carrying amount of goodwill is as follows:

December 31, 2012
Net beginning balance	$107,801
Goodwill impairment charge	(78,609)
Net ending balance	$29,192

The Company's annual assessment of its intangible assets with indefinite lives, which consist of certain trademarks totaling $1,266, indicated that there was no impairment of such assets as of December 31, 2012.

At December 31, 2012, other intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value

Trademarks/tradenames not subject to amortization	$1,266	$-	$1,266
Trademarks subject to amortization (5 years)	2,100	980	1,120
Customer relationships (20 years)	43,200	8,387	34,813
Intellectual property (7 years)	400	354	46
Total other intangible assets, net	$46,966	$9,721	$37,245

At March 31, 2012, other intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value

Trademarks/tradenames not subject to amortization	$1,266	$-	$1,266
Trademarks subject to amortization (5 years)	2,100	665	1,435
Customer relationships (20 years)	43,200	6,767	36,433
Intellectual property (7 years)	400	311	89
Total other intangible assets, net	$46,966	$7,743	$39,223

The Company recorded amortization expense related to the above amortizable intangible assets of $659 for both three month periods ended December 31, 2012 and 2011, and $1,978 for both nine month periods ended December 31, 2012 and 2011. The estimated aggregate amortization expense for each of the succeeding years ending December 31, 2017 is as follows:

Fiscal Year	Amount
2013	$2,626
2014	2,580
2015	2,440
2016	2,160
2017	2,160
$11,966

Note 7.    Credit Facilities and Long-Term Debt

Long-term debt consists of the following:

	December 31, 2012	March 31, 2012
Revolving credit loan	$5,300	$19,670
Term loan	49,000	56,000

	$54,300	$75,670

Less: current portion	7,250	8,000

Total long-term debt	$47,050	$67,670

On June 7, 2012, the Company entered into the Second Amended and Restated Credit Agreement (the “New Credit Agreement”) with certain lenders and a bank acting as administrative agent for the lenders. The New Credit Agreement modified certain terms and conditions of the First Amended and Restated Credit Agreement (the “Prior Credit Agreement”) dated August 27, 2010 with such lenders. The Prior Credit Agreement provided the Company with total borrowings of up to $110,000, consisting of (i) a secured term loan with a principal amount of $80,000 and (ii) a revolving credit facility up to $30,000. The Prior Credit Agreement was used to repay a previous term loan and to fund the acquisition of AVID. The New Credit Agreement provides the Company with total borrowings of up to $76,000, consisting of (i) a secured term loan with an initial principal amount of $51,000 and (ii) a secured revolving credit facility, which amounts may be borrowed, repaid and re-borrowed up to $25,000.

The New Credit Agreement, which expires June 30, 2014, shall be used to finance the working capital needs and general corporate purposes of the Company and for permitted acquisitions. Under the New Credit Agreement, the remaining term loan maturation is as follows; (i) $1,000 on March 31, 2013, (ii) $2,000 on June 30, 2013 and September 30, 2013, (iii) $2,250 on December 31, 2013 and March 31, 2014 and (iv) $39,500 on June 30, 2014. Both the term loan and the revolving credit facility bear interest at LIBOR plus up to 3.5% and LIBOR plus 4% under the terms of the Prior and New Credit Agreements, respectively. The average interest rate on the term loan under the New Credit Agreement and Prior Credit Agreement approximated 4.13% and 3.51%, during the nine months ended December 31, 2012 and 2011, respectively, and the average interest rate on the revolving credit facility under the New Credit Agreement and Prior Credit Agreement approximated 4.69% and 5.52%, during the nine months ended December 31, 2012 and 2011, respectively.

Borrowings under the New Credit Agreement are collateralized by substantially all the assets of the Company and its subsidiaries, and the agreement contains certain restrictive covenants, which, among other matters, impose limitations with respect to the incurrence of indebtedness, granting of liens, guarantees of obligations, mergers, acquisitions, capital expenditures, making loans or investments, specified sales of assets and prohibits the declaration and payment of dividends. The Company is also required to comply with specified financial covenants relating to (i) maximum annual capital expenditures of $4,000, (ii) a minimum fixed charge coverage ratio of 1.00 to 1.00 on a rolling four fiscal quarter basis and (iii) minimum earnings before interest, taxes, depreciation and amortization for certain specified quarterly periods through the expiration of the loans, including $3,000 for the fiscal quarter ending on June 30, 2012, $7,500 for the two consecutive fiscal quarter period ending September 30, 2012, $13,750 for the three consecutive fiscal quarter period ending December 31, 2012, $18,000 for the four consecutive fiscal quarter period ending March 31, 2013 and $21,000 for the four consecutive fiscal quarter period ending June 30, 2013. In addition, the Company has committed to certain post-closing conditions, including providing monthly financial statements, quarterly updates of financial projections and filed mortgages on our North Carolina, West Virginia and Tennessee facilities. As of December 31, 2012, the Company is in compliance with all covenants and financial ratios under the New Credit Agreement.

In addition, a borrowing base has been added to the New Credit Agreement such that the total outstanding loans plus available commitments there under may not exceed the specified percentages of the value of eligible receivables, inventory, equipment, real property plus a permitted over-advance amount, all calculated monthly. In the event outstanding amounts of loans under the New Credit Agreement exceed this borrowing base, the Company would be required to prepay the excess.  The Company’s availability on the revolving credit facility, as determined by the provisions of the borrowing base, amounted to $10,712 at December 31, 2012, which is in addition to the $5,300 outstanding.

Note 8.    Stock-Based Compensation Plans

The Company has various stock-based compensation plans and recognized stock-based compensation (exclusive of deferred tax benefits) for awards granted under the Company’s stock-based compensation plans in the following line items in the Condensed Consolidated Statements of Operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Cost of sales	$16	$8	$43	$34
Selling, general and administrative expenses	247	132	745	436

Stock-based compensation expense before income tax benefits	$263	$140	$788	$470

The Company granted 257,500 stock options to employees during the nine months ended December 31, 2012, which vest 25% during fiscal 2014, 25% during fiscal 2015 and 50% during fiscal 2016.  The options expire 10 years from date of grant and have a weighted average exercise price equal to $3.61, have a weighted average remaining contractual term of 9.3 years and weighted average grant date fair value of $2.01 per share determined based upon a Black-Scholes option valuation model.  In addition to the above employee stock option grants, the Company granted 67,500 stock options to members of the Company’s board of directors during the nine months ended December 31, 2012, which became fully vested upon issuance.  These options have a weighted average exercise price equal to $3.46, have a weighted average remaining contractual term of 9.6 years and a weighted average grant date fair value of $1.92 per share based upon a Black-Scholes option valuation model.

The fair value of stock options on the date of grant, and the weighted average assumptions used to estimate the fair value of the stock options granted during the respective periods using the Black-Scholes option valuation model were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Dividend yield	n/a	n/a	n/a	n/a
Weighted-average expected volatility	60.2%	n/a	63.4%	n/a
Risk-free interest rate	1.6%	n/a	1.6%	n/a
Expected life of options (in years)	5.3	n/a	5.3	n/a
Fair value of options granted	$1.40	n/a	$1.99	n/a

No stock options were granted during the three or nine months ended December 31, 2011.

The following is a summary of the changes in outstanding options for all of the Company’s plans during the nine months ended December 31, 2012:

	Shares	Weighted Average Exercise Price	Remaining Weighted Average Contract Life (Years)	Aggregate Intrinsic Value
Outstanding at April 1, 2012	1,348,437	$12.44	5.2	$14
Granted	325,000	$3.58
Exercised	-	$-
Expired/forfeited	(168,187)	$9.63
Outstanding at December 31, 2012	1,505,250	$10.86	5.8	$1

Options exercisable at December 31, 2012	958,687	$12.79	4.4	$1

Expected to vest as of December 31, 2012	525,953	$7.53	8.3	$-

The total intrinsic value of options exercised during the nine months ended December 31, 2012 and 2011 was $0 and $47, respectively. As of December 31, 2012, there was approximately $2,234 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Company’s plans and that cost is expected to be recognized over a period of 2.9 years.

The following is a summary of the changes in non-vested stock options for the nine months ended December 31, 2012:

	Shares	Average Grant Date Fair Value
Outstanding at April 1, 2012	413,533	$5.89
Granted	325,000	$1.99
Vested	(157,720)	$4.22
Expired/forfeited	(34,250)	$5.36

Outstanding at December 31, 2012	546,563	$4.09

Grants of restricted stock are common stock awards granted to recipients with specified vesting provisions. The restricted stock issued vests based upon the recipients continued service over time (five-year vesting period). The Company estimates the fair value of restricted stock based on the Company’s closing stock price on the date of grant.

The following is a summary of restricted stock activity in our 1994 Stock Incentive Plan for the nine months ended December 31, 2012:

	Shares	Weighted Average Grant Price
Outstanding at April 1, 2012	7,500	$12.58
Granted	-	$-
Vested	(1,875)	$12.58
Expired/forfeited	-	$-

Outstanding at December 31, 2012	5,625	$12.58

Expected to vest as of December 31, 2012	4,891	$12.58

Note 9.    Income Taxes

The Company recorded an income tax benefit of $21,053 for the three months ended December 31, 2012 which resulted in an effective tax rate of 27.5% and an income tax benefit of $21,098 for the nine months ended December 31, 2012 which resulted in an effective tax rate of 27.5%. Each of these periods reflects a $78,609 goodwill impairment charge that resulted in a $21,761 discrete tax benefit associated with the portion of the Company’s goodwill that is deductible for income taxes. That discrete tax benefit was reflected as a reduction to our deferred income tax liabilities. The effective tax rate of 27.7% for this benefit was less than the federal statutory rate of 35.0%, primarily due to a portion of the goodwill impairment that was not deductible for income tax purposes. Our effective income tax rate is derived by estimating our pretax income and income tax expense for the year. Excluding the discrete tax items associated with the goodwill impairment charge and a discrete tax benefit of $112 related to a tax return to provision adjustment recorded in the three and nine month periods ended December 31, 2012, the effective tax rate was 40.0% for fiscal 2013. For the nine months ended December 31, 2011 the Company recorded a provision for income taxes of $1,330 (including tax expense of $260 relating to an extraordinary gain), which consisted of federal and state income taxes, as well as discrete items that resulted in a net benefit of $202 related to tax return to provision adjustments. Excluding the discrete tax benefit, the Company’s effective tax rate was 38.6% in fiscal 2012.

In accordance with the provisions of ASC 740, Income Taxes, we recognize in our financial statements only those tax positions that meet the more-likely-than-not-recognition threshold. We establish tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in our consolidated statements of operations. Our accrual for interest and penalties was $21 at December 31, 2012.

Note 10.  Earnings (Loss) Per Share

Basic earnings (loss) per share are based on the weighted average number of common shares outstanding without consideration of potential common shares. Diluted earnings (loss) per share are based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average prices during the periods. Excluded from the calculation of earnings (loss) per share are restricted stock and options to purchase 1,510,875 shares for both the three and nine months ended December 31, 2012, respectively and 1,328,937 shares for both the three and nine months ended December 31, 2011, respectively as their inclusion would not have been dilutive.

The following is a reconciliation of the numerator and denominator of the basic and diluted net earnings (loss) per share computations for the three and nine months ended December 31, 2012 and 2011, respectively.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011

Numerator:
Income (loss) before extraordinary item	$(55,503)	$1,825	$(55,575)	$2,202
Extraordinary gain, net of tax expense (note 14)	-	-	-	440
Net income (loss) for basic and diluted earnings per share	$(55,503)	$1,825	$(55,575)	$2,642

Denominator:
Denominator for basic earnings (loss) per share - weighted average shares outstanding (in thousands)	16,391	16,391	16,391	16,391

Effect of dilutive securities:
Employee and director stock options	-	-	-	-
Denominator for diluted earnings per share - adjusted weighted average shares outstanding (in thousands)	16,391	16,391	16,391	16,391

Per share basis:
Basic
Income (loss) before extraordinary item	$(3.39)	$0.11	$(3.39)	$0.13
Extraordinary gain, net of tax expense	-	-	-	0.03
Net income (loss)	$(3.39)	$0.11	$(3.39)	$0.16

Diluted
Income (loss) before extraordinary item	$(3.39)	$0.11	$(3.39)	$0.13
Extraordinary gain, net of tax expense	-	-	-	0.03
Net income (loss)	$(3.39)	$0.11	$(3.39)	$0.16

Note 11.  Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2012	March 31, 2012
Accrued accounts payable	$9,009	$4,597
Employee compensation and benefits	5,056	3,865
Accrued distributor fees	3,588	3,268
Commissions	2,247	2,278
Other accrued liabilities	963	2,304
Freight and duty	901	878
Professional fees	741	945
Total accrued expenses	$22,505	$18,135

Note 12.  Fair Value of Financial Instruments

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy that prioritizes the inputs used in valuation methodologies into three levels:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Due to their maturities and/or variable interest rates, certain financial instruments have fair values that approximate their carrying values. These instruments include cash, accounts receivable, trade payables and our outstanding debt under our term loan and revolving credit facility. The book value and the fair value of the Company’s capital lease obligation were $13,687 and $17,580, respectively as of December 31, 2012.  The fair value was determined based on the Company current incremental borrowing rate and is considered a Level 3 input.  As discussed in Note 6 – Goodwill and Other Intangible Assets, Level 3 inputs were used in the fair value calculation related to the step-one impairment analysis as well as the fair value calculation of the Company’s property, plant and equipment, goodwill and other intangible assets in the step-two impairment analysis.

Note 13.  Business Concentrations and Major Customers

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

Sales to Owens & Minor, Inc. and Cardinal Health Inc., (the “Distributors”) accounted for approximately 41% and 23% of net sales, respectively for the nine months ended December 31, 2012. Although the Distributors may be deemed in a technical sense to be major purchasers of the Company’s products, they typically serve as a distributor under a purchase order or supply agreement between the end user and the Company and do not make significant purchases for their own account. The Company, therefore, does not believe it is appropriate to categorize the Distributors as customers for the purpose of evaluating concentrations.

A significant portion of the Company’s raw materials are purchased from China. All such purchases are transacted in U.S. dollars. The Company’s financial results, therefore, could be impacted by factors such as foreign currency exchange rates or weak economic conditions in foreign countries in the procurement of such raw materials.

Note 14.  Extraordinary Gain

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

Note 15.  Other Matters

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

Our market approach encompasses ongoing strategic relationships with group purchasing organizations (“GPOs”), integrated delivery networks (“IDNs”), acute care facilities, surgery centers, clinical decision makers and procurement managers within acute care facilities, national and regional distributors and other end users of our products. Over the previous two years we have implemented an internal structure to support a market presence which encompasses: i) a marketing team comprised of product line managers for each of our key product categories, ii) an Executive Health Services team, that directly maintains our relationship with GPOs and IDNs, iii) regional managers who supervise both Clinical Care and Patient Care sales representatives and maintain relationships with larger acute care facilities and iv) sales representatives which maintain a direct presence with the end users of our products and manage compliance levels on GPO and IDN contracts. While we view the end users of our products as the critical decision point driving our market penetration, approximately 64% of our products are sold through two large national distributors.

We have supply agreements with substantially every major GPO and IDN in the country including Novation, Premier and MedAssets. The supply agreements with GPOs and IDNs set forth the major terms and conditions, including pricing, by which their members may purchase our products, and typically have no minimum purchase requirements with terms of one to three years that can be terminated on ninety days advance notice. A majority of our acute care facility customers are members of at least one GPO. The supply agreements we have been awarded through these GPOs designate the Company as a sole-source or multi-source provider for substantially all of our product offerings.  We consider our relationships with GPOs and IDNs to be valuable intangible assets. While the acute care facilities associated with the GPOs and IDNs are not obligated to purchase our product offerings, many of these supply agreements have resulted in unit sales growth for the Company. Acute care facility orders purchased through our supply agreements with the three largest GPOs in the healthcare industry, Novation, Premier and MedAssets, accounted in aggregate for $162,598 or 49% of our total net sales for the nine months ended December 31, 2012.

Over time we have increased revenues both organically and via acquisition. Recently, we have focused our resources on increasing sales within existing product lines, broadening sales across all product lines to existing customers and continuing synergy initiatives associated with the AVID acquisition to drive organic sales growth.

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

The challenging economic environment of the past three years has negatively impacted hospital utilization, placed adverse economic pressure on acute care facilities and fostered volatility in commodity prices. These factors have impacted our revenues, average selling prices and gross profit. We have addressed these conditions by evaluating our product lines, investing in our sales and marketing teams, reducing our operating costs and differentiating ourselves in the market by emphasizing our ability to add value to our customers by improving their patient outcomes. Additionally, we have made concerted efforts to evaluate our profitability within product lines and in certain markets which may result in temporary reduction in revenues in favor of increased profit margins.  We remain committed to being a trusted strategic partner to our customers known for delivering innovative solutions to the healthcare community to improve the quality of care and enhancing patient experiences.

During the three months ended December 31, 2012 and 2011, we reported revenues of $109,399 and $112,969, respectively. Our net income (loss) and earnings (loss) per basic and diluted share during the three months ended December 31, 2012 and 2011 amounted to ($55,503) or ($3.39) per basic and diluted share, and $1,825 or $0.11 per basic and diluted share, respectively.  The net loss for the three months ended December 31, 2012 includes a goodwill impairment charge of, net of applicable taxes of $56,848, based on the results of the Company’s annual assessment of goodwill as of December 31, 2012. Net income for the three months ended December 31, 2011 included a benefit of $1,807, net of applicable taxes, from a reduction in the Company's bonus accrual which was precipitated by the failure to meet certain operational performance objectives.

During the nine months ended December 31, 2012 and 2011, we reported revenues of $333,736 and $329,097, respectively. Our net income (loss) and earnings (loss) per basic and diluted share during the nine months ended December 31, 2012 and 2011 amounted to ($55,575)  or ($3.39) per basic and diluted share, and $2,642 or $0.16 per basic and diluted share, respectively.  The net loss for the nine months ended December 31, 2012 included the aforementioned goodwill impairment charge of, net of applicable taxes of $56,848. Net income during the nine months ended December 31, 2011 included the aforementioned bonus accrual reduction and a $440 gain, net of applicable taxes, on an insurance settlement relating to inventories damaged as a result of weather-related water damage.

THREE MONTHS ENDED DECEMBER 31, 2012 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2011:

The following table sets forth net sales by market for the three months ended December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011	Increase (decrease) due to price / mix	Increase (decrease) due to volume / mix
Clinical Care Market	$72,840	$69,725	$1,957	$1,158
Patient Care Market	39,986	46,494	(842)	(5,666)
Sales Related Adjustments	(3,427)	(3,250)	755	(932)
Total net sales	$109,399	$112,969	$1,870	$(5,440)

The decrease in net sales was comprised of a decrease in unit sales in the amount of $5,440, partially offset by a change in mix of products purchased by our customers in the amount of $1,870. The decrease in unit sales was predominantly attributable to decreased domestic market sales within our patient bedside plastics, operating room products and containment systems for medical waste products.  A significant portion of these decreased sales was the result of the Company’s strategic decision to discard certain business that conflicted with our profitability improvement initiatives. A portion of the change in mix of products sold results from our specific efforts to focus on the profitability of our product lines and either improve the performance of low margin products or consider other alternatives for those products.

Gross profit was $19,095 and $17,145 during the three months ended December 31, 2012 and 2011, respectively. Gross profit as a percentage of net sales was 17.5% during the three months ended December 31, 2012 and 15.2% during the three months ended December 31, 2011. The increase in gross profit was attributable to a decline in the cost of raw materials, a change in mix of products sold and the benefits from our cost savings initiatives.

Resin-related product lines which include containment systems for medical waste, patient bedside disposable products and laboratory products, represent approximately 33% of the Company’s revenues for the three months ended December 31, 2012. The primary raw material utilized in the manufacture of these products is plastic resin. We continue to experience volatility in resin costs consistent with the changes in global market prices of oil, natural gas and other factors.  Our gross profit during the three months ended December 31, 2012 as compared to the three months ended December 31, 2011 was favorably impacted by $1,439 due to lower resin prices.

During the three months ended December 31, 2012, we imported approximately $17,786 of finished goods and certain raw materials from overseas vendors, principally those in China. Our main imports are operating room products, which include operating room towels and laparotomy sponges, minor procedure kits and trays and surgical instruments used in our minor procedure kits and trays and certain containment products and patient bedside disposable products that we do not produce domestically. The products we import from China include cotton and plastic resin as raw materials.

The costs within the global market for cotton, while still volatile, have declined from their peak in March 2011. While the Company does not directly purchase unfinished cotton, it is the primary raw material utilized by our overseas vendors in the production of our operating room towels and laparotomy sponges. Our gross profit during the three months ended December 31, 2012 as compared to the three months ended December 31, 2011 was favorably impacted by $353 due to lower costs of products sourced from overseas vendors.

Selling, general and administrative expenses amounted to $15,899 and $13,327 during the three months ended December 31, 2012 and 2011, respectively.  The increase is primarily due to $2,070 in higher compensation-related expenses, $449 in professional services associated with the renegotiation of our credit agreement and $434 in higher GPO administration fees resulting from a change in the mix of sales and a new GPO agreement.  The increases were partially offset by declines of $136 in depreciation expense and $245 in all other selling, general and administrative expenses.   Compensation expenses during the three months ended December 31, 2011 benefitted by $2,618 due to a reduction in the Company’s bonus accrual which was precipitated by the failure to meet certain operational performance objectives.

Distribution expenses, which are included in selling, general and administrative expenses, amounted to $2,062 and $1,706 during the three months ended December 31, 2012 and 2011, respectively. The increase is primarily due to increased labor-related costs, principally overtime expenses.

The goodwill impairment charge of $78,609 recorded during the three months ended December 31, 2012, represents the Company’s preliminary impairment analysis that was performed in connection with the Company’s annual assessment of goodwill. Due to the complexity of the analysis which involves completion of fair value analyses and the resolution of certain significant assumptions, we will finalize this goodwill impairment charge in the fourth quarter of fiscal 2013.

Interest expense amounted to $1,143 and $1,174 during the three months ended December 31, 2012 and 2011, respectively. The decrease in interest expense was attributable to a decrease in outstanding principal loan balances.

Income tax expense (benefit) amounted to ($21,053) and $819 during the three months ended December 31, 2012 and 2011, respectively. Income tax expense (benefit) as a percent of income (loss) before income taxes was (27.5%) and 31.0% during the three months ended December 31, 2012 and 2011, respectively. The tax benefit for the three months ended December 31, 2012 was less than the federal statutory rate of 35.0% primarily due to a portion of the goodwill impairment that was not deductible for income tax purposes. Excluding the discrete tax items associated with the goodwill impairment charge and a discrete tax benefit of $112 related to a tax return to provision adjustment recorded in the three months ended December 31, 2012, the effective tax rate was 40.0% for fiscal 2013. The income tax expense for the three months ended December 31, 2011 included a benefit from a tax return to provision adjustment of $202. Excluding the discrete tax benefit, the Company’s effective tax rate was 38.3% in fiscal 2012.

NINE MONTHS ENDED DECEMBER 31, 2012 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2011:

The following table sets forth net sales by market for the nine months ended December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011	Increase (decrease) due to price / mix	Increase (decrease) due to volume / mix
Clinical Care Market	$215,075	$203,406	$2,735	$8,934
Patient Care Market	128,240	135,365	(2,119)	(5,006)
Sales Related Adjustments	(9,579)	(9,674)	221	(126)
Total net sales	$333,736	$329,097	$837	$3,802

The increase in net sales was comprised of an increase in unit sales in the amount of $3,802 and a change in mix of products purchased by our customers in the amount of $837. The increase in unit sales was predominantly attributable to higher domestic market penetration within our minor procedure kits and trays and patient apparel products, partially offset by reduced sales in our domestic market for operating room products, protective apparel and containment systems for medical waste products.  A significant portion of these decreased sales was the result of the Company’s strategic decision to discard certain business that conflicted with our profitability improvement initiatives.

Gross profit was $53,510 and $50,803 during the nine months ended December 31, 2012 and 2011, respectively. Gross profit as a percentage of net sales was 16.0% during the nine months ended December 31, 2012 and 15.4% during the nine months ended December 31, 2011. The increase in gross profit was attributable to a decline in the cost of raw materials, a change in mix of products sold and the benefits of our costs savings initiatives.  A portion of the change in mix of products sold results from our specific efforts to focus on the profitability of our product lines and either improve the performance of low margin products or consider other alternatives for those products.

Resin-related product lines which include containment systems for medical waste, patient bedside disposable products and laboratory products, represent approximately 34% of the Company’s revenues for the nine months ended December 31, 2012. The primary raw material utilized in the manufacture of these products is plastic resin. We continue to experience volatility in resin costs consistent with the changes in global market prices of oil, natural gas and other factors.  Our gross profit during the nine months ended December 31, 2012 as compared to the nine months ended December 31, 2011 was favorably impacted by $1,224 due to lower resin prices.

During the nine months ended December 31, 2012, we imported approximately $51,593 of finished goods and certain raw materials from overseas vendors, principally those from China. Our main imports are operating room products, which include operating room towels and laparotomy sponges, minor procedure kits and trays and surgical instruments used in our minor procedure kits and trays and certain containment products and patient bedside disposable products that we do not produce domestically. The products we import from China include cotton and plastic resin as raw materials.

The costs within the global market for cotton, while still volatile, have declined from their peak in March 2011. While the Company does not directly purchase unfinished cotton, it is the primary raw material utilized by our overseas vendors in the production of our operating room towels and laparotomy sponges. Our gross profit during the nine months ended December 31, 2012 as compared to the nine months ended December 31, 2011 was favorably impacted by $396 due to lower costs of products sourced from overseas vendors.

Selling, general and administrative expenses amounted to $48,009 and $44,110 during the nine months ended December 31, 2012 and 2011, respectively.  The increase is primarily due to $3,067 in higher compensation-related expenses, $1,491 in higher GPO administration fees resulting from an increase in sales and a new GPO agreement and $1,049 in professional services associated with the renegotiation of our credit agreement.  These increases were partially offset by declines of $545 in depreciation expense and $1,164 in all other selling, general and administrative expenses.  Compensation expenses during the nine months ended December 31, 2011 benefitted by $2,618 due to a reduction in the Company’s bonus accrual which was precipitated by the failure to meet certain operational performance objectives.

Distribution expenses, which are included in selling, general and administrative expenses, amounted to $6,280 and $5,515 during the nine months ended December 31, 2012 and 2011, respectively. The increase is primarily due to increased sales volumes and labor-related costs, principally overtime expenses.

The goodwill impairment charge of $78,609 recorded during the nine months ended December 31, 2012 represents the Company’s preliminary impairment analysis that was performed in connection with the Company’s annual assessment of goodwill. Due to the complexity of the analysis which involves completion of fair value analyses and the resolution of certain significant assumptions, we will finalize this goodwill impairment charge in the fourth quarter of fiscal 2013.

Interest expense amounted to $3,565 and $3,421 during the nine months ended December 31, 2012 and 2011, respectively. The increase in interest expense was attributable to an increase in interest rates, partially offset by a decrease in outstanding principal loan balances.

Income tax expense (benefit) amounted to ($21,098) and $1,330 during the nine months ended December 31, 2012 and 2011, respectively. Income tax expense as a percent of income before income taxes was (27.5%) and 32.7% during the nine months ended December 31, 2012 and 2011, respectively. The tax benefit for the nine months ended December 31, 2012 was less than the federal statutory rate of 35.0% primarily due to a portion of the goodwill impairment that was not deductible for income tax purposes. Excluding the discrete tax items associated with the goodwill impairment charge and a discrete tax benefit of $112 related to a tax return to provision adjustment recorded in the nine months ended December 31, 2012, the effective tax rate was 40.0% for fiscal 2013. The income tax expense for the nine months ended December 31, 2011 included a benefit from a tax return to provision adjustment of $202. Excluding the discrete tax benefit, the Company’s effective tax rate was 38.6% for the nine months ended December 31, 2012.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents changed as follows during the nine months ended December 31:

	2012	2011
Cash provided by operating activities	$17,505	$3,602
Cash used in investing activities	$(1,260)	$(573)
Cash used in financing activities	$(21,470)	$(3,717)
Decrease in cash and cash equivalents	$(5,225)	$(688)

Historically, the Company’s primary sources of liquidity and capital resources have included cash provided by operations and the use of available borrowing facilities while the primary uses of liquidity and capital resources have included acquisitions, capital expenditures and payments on debt.

Cash provided by operating activities during the nine months ended December 31, 2012 was primarily comprised of net loss from operations of $55,575, a non-cash goodwill impairment charge, net of applicable taxes of $56,848, depreciation of $3,825, amortization of $2,859 and increases in accounts payable of $3,150, accrued expenses of $4,370 and a decrease in accounts receivable of $2,142. This was partially offset by increases in inventories of $574.

Cash used in investing activities during the nine months ended December 31, 2012 consisted of $1,264 in purchases of property, plant and equipment. The majority of these capital expenditures related to machinery and equipment for our injection molding facility located in Gallaway, Tennessee. The Company’s credit facilities contain certain covenants and restrictions, which include limitations on capital expenditures. During fiscal 2013, the Company is permitted under the terms of its Credit Agreement, to spend up to $4,000 on capital expenditures per annum.

Cash used in financing activities during the nine months ended December 31, 2012 consisted primarily of $21,370 in net payments on our Credit Agreement. During the nine months ended December 31, 2012, the Company reduced its term loan by $7,000 and its revolving credit loan by $14,370.

Financial Position

The following table sets forth certain liquidity and capital resources data for the periods indicated:

	December 31, 2012	March 31, 2012
	(Unaudited)

Cash and cash equivalents	$159	$5,384
Accounts receivable, net	$28,694	$30,845
Days sales outstanding	26.2	26.0
Inventories, net	$54,399	$53,825
Inventory turnover	6.2	6.3
Current assets	$91,247	$98,183
Working capital	$46,882	$60,621
Current ratio	2.1	2.6
Total borrowings	$67,987	$89,457
Stockholder’s equity	$94,020	$148,807
Debt to equity ratio	0.72	0.60

The Company is committed to preserving a strong financial position through maintaining sufficient levels of available liquidity, managing working capital and generating cash flows necessary to meet operating requirements. Total borrowings outstanding have declined $21,470 to $67,987 with a debt to equity ratio of 0.72 to 1.0 at December 31, 2012 as compared to $89,457 with a debt to equity ratio of 0.60 to 1.0 at March 31, 2012. The increase in the debt to equity ratio as compared to the prior period is due to the reduction in equity resulting from the goodwill impairment charge of $56,848, net of applicable taxes, partially offset by the reduction in total borrowings. Cash and cash equivalents at December 31, 2012 were $159 and the Company had $10,712 available for additional borrowings under its revolving credit facility.

Working capital at December 31, 2012 was $46,882 compared to $60,621 at March 31, 2012, and the current ratio at December 31, 2012 was 2.1 to 1.0 compared to 2.6 to 1.0 at March 31, 2012. The decrease in working capital is primarily the result of repayments of our long-term debt of $21,470 during the nine months ended December 31, 2012.

The Company believes that the anticipated future cash flow from operations, coupled with its cash on hand and available funds under its revolving credit facility will be sufficient to meet working capital requirements. Although we have borrowing capacity on our revolving credit facility, have cash on hand and anticipate future cash flow from operations, we may be limited in our ability to allocate funds for purposes such as potential acquisitions, capital expenditures, marketing, development and other general corporate purposes. In addition, we may be limited in our flexibility in planning for or responding to changing conditions in our business and our industry, making us more vulnerable to general economic down turns and adverse developments in our business.

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

The New Credit Agreement provides for a $51,000 secured term loan and a $25,000 secured revolving credit facility. The revolving credit facility is used to finance the working capital needs and general corporate purposes of the Company and its subsidiaries and for permitted acquisitions. As of December 31, 2012, $49,000 in a term loan and $5,300 in a revolving loan were outstanding under the New Credit Agreement.

The New Credit Agreement requires us to comply with specified financial covenants relating to (i) maximum annual capital expenditures of $4,000, (ii) a minimum fixed charge coverage ratio of 1.00 to 1.00 on a rolling four fiscal quarter basis and (iii) minimum earnings before interest, taxes, depreciation and amortization for certain specified quarterly periods through the expiration of the loans, including $3,000 for the fiscal quarter ending on June 30, 2012, $7,500 for the two consecutive fiscal quarter period ending September 30, 2012, $13,750 for the three consecutive fiscal quarter period ending December 31, 2012, $18,000 for the four consecutive fiscal quarter period ending March 31, 2013, $21,000 for the four consecutive fiscal quarter period ending June 30, 2013, $22,000 for the four quarter fiscal period ending September 30, 2013 and December 31, 2013 and $25,000 for the four quarter fiscal periods ending March 31, 2014 and June 30, 2014. In addition, the Company has committed to certain post-closing conditions, including providing the Lenders with monthly financial statements, quarterly updates of financial projections and filed mortgages on our North Carolina, West Virginia and Tennessee facilities. As of December 31, 2012, the Company is in compliance with all covenants and financial ratios under the New Credit Agreement.

Borrowings under the New Credit Agreement are collateralized by substantially all of the assets of the Company and its subsidiaries, and the agreement contains certain restrictive covenants, which, among other matters, impose limitations with respect to the incurrence of indebtedness, granting of liens, guarantees of obligations, mergers, acquisitions, capital expenditures, making loans or investments, specified sales of assets and prohibits the declaration and payment of dividends.

Contractual Obligations

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity.  At December 31, 2012, such obligations and commitments are as follows:

	Total	Less than 1 Year	2 – 3 Years	4 - 5 Years	After 5 Years
Principal payments of long-term debt	$54,300	$7,250	$47,050	$-	$-
Capital lease obligations	28,673	1,511	3,113	3,239	20,810
Purchase obligations	18,381	18,381	-	-	-
Operating leases	679	455	211	13	-
Defined benefit plan payments	648	53	113	129	353

Total contractual obligations	$102,681	$27,650	$50,487	$3,381	$21,163

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

The gross amount and related accumulated amortization of the AVID facility is as follows:

	December 31, 2012	March 31, 2012
Plant and fixed equipment	$11,409	$11,409
Less: Accumulated amortization	(1,433)	(972)
	$9,976	$10,437

During the three and nine months ended December 31, 2012 and 2011, the Company recorded $154 (of which $35 is included in our cost of sales and $119 is included in our selling, general and administrative expenses) and $461 (of which $106 is included in our cost of sales and $355 is included in our selling, general and administrative expenses) of amortization expense associated with the capital lease, respectively.

As of December 31, 2012, the capital lease requires monthly payments of $124 with increases of 2% per annum. The lease contains provisions for an option to buy in 2013 and 2015 and expires in March 2029. The effective rate on the capital lease obligation is 9.9%. Total lease payments required under the capital lease for the five-year period ending December 31, 2017 is $7,862.  During the nine months ended December 31, 2012, the Company recorded interest expense of $1,016 under the lease agreement.

A current member of the Company’s board of directors is currently a minority shareholder of Custom Healthcare Systems (CHS), an assembler and packager of Class 1 medical products. CHS is a supplier to our AVID facility located in Toano, Virginia for small kits and trays. They also purchase sterile instruments from our facility located in Arden, North Carolina. CHS sold approximately $455 and $1,344 in small kits and trays to the Company during the three and nine months ended December 31, 2012, respectively and purchased approximately $215 and $678 of sterile instruments from the Company during the three and nine months ended December 31, 2012, respectively.  As of December 31, 2012, $188 was due to the Company from CHS and $20 was due to CHS from the Company.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the alternate base rate of interest plus a spread of up to 3%, or at LIBOR rate plus a spread of up to 4%. The Company decides at its sole discretion as to whether borrowings will be at the alternate base rate or LIBOR. At December 31, 2012, $54,300 was outstanding under the credit facility. Changes in the alternate base rates or LIBOR rates during fiscal 2013 will have a positive or negative effect on the Company’s interest expense. Each 1% fluctuation in the interest rate will increase or decrease interest expense for the Company by approximately $543 on an annualized basis.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Report. Based upon that evaluation, the Company’s management concluded that, as of December 31, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2012, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

We continue to review, document and test our internal control over financial reporting and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts may lead to various changes in our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

As of February 11, 2013, the Company is involved in two product liability cases, which are covered by insurance. While the results of the lawsuits cannot be predicted with certainty, management does not expect that the ultimate liabilities, if any, will have a material adverse effect on the financial position or results of operations of the Company.

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

(a)           Exhibits

31.1 and 31.2 – Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1 and 32.2 – Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of  the Sarbanes-Oxley Act of 2002

101 – The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in eXtensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets (Unaudited), (ii) the Condensed Consolidated Statements of Operations (Unaudited), (iii) the Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited) and (v) Notes to the Condensed Consolidated Financial Statements (Unaudited)

(b)           Reports on Form 8-K

Current Report on Form 8-K dated November 16, 2012, covering Item 4.01 – Changes in Registrant’s Certifying Accountant and Item 9.01 – Financial Statements and Exhibits

Current Report on Form 8-K dated November 29, 2012, covering Item 7.01 – Regulation FD Disclosure and Item 9.01 – Financial Statements and Exhibits

Current Report on Form 8-K dated January 16, 2013, covering Item 3.01 – Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing and Item 5.02 – Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

Current Report on Form 8-K dated February 11, 2013, covering Item 2.02 – Results of Operations and Financial Condition and Item 9.01 – Financial Statements and Exhibits

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 11, 2013	By: /s/ John Sheffield
John Sheffield
Executive Vice President and Chief Financial Officer