Form 10-K
period 2013-03-31
MEDICAL ACTION INDUSTRIES INC
filed 2013-06-14
CIK 748270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark one)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2013
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to

Commission file number:  0-13251

MEDICAL ACTION INDUSTRIES INC.
(Exact name of registrant as specified in its charter)

Delaware	11-2421849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Expressway Drive South, Brentwood, New York	11717
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 231-4600

  Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($0.001 par value)	The NASDAQ Global Select Stock Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]  No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]  No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [  ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [X]  No [  ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]  No [X]
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of September 28, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $53,561,000, based on the $3.49 closing sale price of the Common Stock on such date. Shares of Common Stock held by each officer and director of the registrant and by each person who may otherwise be deemed to be an affiliate have been excluded.
As of June 12, 2013, 16,390,628 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days following the registrant’s fiscal year ended March 31, 2013, are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

PART I
PART II
PART III
PART IV
Item 15.	Exhibits, Financial Statement Schedules	80
Signatures		81

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Annual Report on Form 10-K (this “Form 10-K”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature.  These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us.  While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate.  All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions.  Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections.  Known material factors that could cause our actual results to differ from those in the forward-looking statements are those described in Item 1A, “Risk Factors.”
Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

All amounts presented in this Form 10-K are in thousands, except per share data.

PART I

ITEM 1. BUSINESS

Company Background

Medical Action Industries Inc. (“Medical Action,” “we,” “us” or “our”) develops, manufactures, markets and supplies a variety of disposable medical products.  Our products can be found in almost every hospital in the U.S.  We operate as one business segment, which is the manufacture and supply of disposable medical products.  Our products are marketed primarily to acute care facilities throughout the U.S and certain international markets by our direct sales personnel and an extensive network of health care distributors.  We have entered into preferred vendor agreements with national and regional distributors, as well as sole and multi-source agreements with group purchasing organizations.  We also offer original equipment manufacturer (“OEM”) products under private label programs to supply chain partners and medical suppliers.  Our manufacturing, packaging and warehousing activities are conducted at our facilities located in Arden, North Carolina; Clarksburg, West Virginia; Gallaway, Tennessee; and Toano, Virginia.  Our procurement of certain products and raw materials from the People’s Republic of China is administered by our office in Shanghai, China.

Headquartered in Brentwood, New York, Medical Action was incorporated in New York in 1977, and was reincorporated in Delaware in 1987.

General

Our business strategy includes (1) increasing market share with our current customers and entering new markets with our existing product lines; (2) accelerating the internal development of new products for our existing markets; (3) pursuing acquisitions that complement our existing product lines; (4) introducing products into the international marketplace; and (5) increasing productivity by maximizing the utilization of our existing facilities.

Since 1994, we have engaged in an active acquisition program and completed 11 transactions.  Our most recent significant acquisitions include:

•
AVID Medical, Inc. (“AVID”).  We completed this acquisition in August 2010 for $62,500 in cash.  AVID assembles custom procedure trays, principally for use in acute care facilities and surgi-centers in an 185,000 square foot facility located in Toano, Virginia.  We believe the domestic market for custom procedure trays to be approximately $2.0 billion.

•
Medegen Medical Products, LLC (“Medegen”).  We completed this acquisition in October 2006 for $80,500 in cash.  Medegen manufactures and supplies a line of patient bedside utensils, operating room products, laboratory products and urology products from a 265,000 square foot facility located in Gallaway, Tennessee.  We believe that Medegen has a market leading position in each of its product line offerings.

Products and Competition

Our products are divided into two principal markets: (1) clinical care and (2) patient care. The following table sets forth net sales by each market for fiscal years 2013, 2012 and 2011:

	Fiscal 2013	Increase (decrease) compared to prior year	Fiscal 2012	Increase (decrease) compared to prior year	Fiscal 2011
Clinical Care Market Sales	$284,190	$11,064	$273,126	$68,186	$204,940
Patient Care Market Sales	169,816	(8,881)	178,697	9,886	168,811
Sales Related Adjustments	(12,413)	2,089	(14,502)	(3,245)	(11,257)
Total Net Sales	$441,593	$4,272	$437,321	$74,827	$362,494

Each market is comprised of several key product categories as described in more detail below.  The end users for our products are acute care hospitals and Integrated Delivery Networks (“IDNs”), free standing surgery centers, government hospitals and medical treatment centers, organ and tissue procurement agencies, physician offices, dental offices, veterinary offices, outpatient surgery centers, long-term care facilities and laboratories.

The markets for our product lines are highly competitive.  In general, our products compete with the products of numerous major companies in the business of developing, manufacturing, distributing and marketing disposable medical products.  The competitors differ based upon the products being sold as described in more detail below. Some of these competitors have greater financial or other resources than our company.  We believe that the principal competitive factors in each of our markets are (1) product design, development and improvement; (2) customer support; (3) brand loyalty; and (4) price.  We emphasize overall value through a combination of competitive pricing, product quality and customer service.

Clinical Care Market

Custom Procedure Trays. As the third largest supplier of custom procedure trays in the industry (based on number of units sold), we have the ability to manufacture an unlimited array of trays for clinical care use, such as custom anesthesia and wound care trays, cardiac, gynecologic, lap gastric, orthopedic, tissue procurement, transplant, trauma and urology trays, which are utilized in all areas of a hospital.  In addition, we are an innovator in the manufacture of robotic procedure trays, which include a proprietary custom robotics patient drape.  The principal competitors for these products are Cardinal Health, Inc. and Medline Industries, Inc.

Minor Procedure Kits and Trays.  We offer one-time use kits and trays that are used for a wide variety of minor surgical and medical procedures.  Kit components are determined by the procedural requirements and may be customized to accommodate individual hospital protocols and preferences.  Our larger kit segments include: (1) I.V. start kits (comprised of a tourniquet, antiseptic ampule or swab, gauze, surgical tape, and a dressing); (2) central line dressing trays (comprised of antiseptic ampule or swabs, gloves, gauze tape and a transparent dressing) that are currently marketed under the ActaSept™ and Cepti-Seal® brands; (3) suture removal trays (comprised of Littauer scissors, alcohol prep pads, and metal or plastic forceps); (4) laceration trays (comprised of disposable instruments including needle drivers, forceps, scissors and hemostats, as well as drapes for creation of a sterile field, gauze and syringes and needles for administration of a local anesthetic; and (5) instruments and instrument trays (including disposable needle holders, hemostats, various procedural scissors, scalpels and forceps).  The principal competitors for these products are Cardinal Health, Inc., Becton, Dickinson and Company, Medline Industries, Inc. and Covidien Industries, Inc.

Operating Room Disposables and Sterilization Products.  These products include: (1) disposable operating room towels; (2) surgical marking pens; (3) needle counters; (4) disposable surgical light handle covers that are currently marketed under the Light ShieldsTM brand; and (5) convenience kits, which are kits packaged with multiple products individualized to a hospital's requirements.  The principal competitors for these products are Cardinal Health, Inc., Coviden Industries, Inc., Medline Industries, Inc. and DeRoyal, Inc.

Dressings and Surgical Sponges.  These products include: (1) burn dressings; (2) disposable laparotomy sponges; (3) specialty surgical sponges, which are an extension of our laparotomy sponge product line where design of these sponges is tailored to specific surgical applications; (4) gauze sponges; (5) sponge counter bags; and (6) net, padding and wound care products that include our proprietary Tubegauz® premium brand and SePro® value brand.  The principal competitors for these products are Cardinal Health, Inc., Covidien Industries, Inc. and Medline Industries, Inc.

Patient Care Market

Patient Bedside Products.  These products include wash basins; bedpans; pitchers and carafes; urinals; emesis basins; surgical headwear and shoe covers; isolation gowns; sterilization pouches; sterilization monitoring products; and patient aids used to assist mobility such as crutches, walkers, canes and skid resistant patient slippers.  The principal competitors for these products are Medline Industries, Inc. and Betras Plastics.

Containment Systems for Medical Waste.  These products include bio hazardous waste containment and autoclave bags, non-infectious medical waste containment bags, chemotherapy waste containment bags, laundry and linen containment systems and disposable bags, laboratory specimen transport bags, patient belonging bags, sharps containment systems and equipment dust covers.  The principal competitors for these products are Mabis, DMI Healthcare, Minigrip, Inc., Heritage Bag Company, Pitt Plastics, Medline Industries, Inc. and Tri-State Hospital Supply.

Laboratory Products.  These products include petri dishes, specimen containers, commode specimen containers, triangular graduates and tri-pour beakers.  The principal competitors for these products are Cardinal Health, Inc., Covidien Industries, Inc., Becton, Dickinson and Company, Kord Products Inc. and Parter Medical Products, Inc.

Sales and Marketing

Our products are presently marketed and sold in the U.S. through a network of direct sales personnel.  Moreover, we provide and sell products to international markets via independent in-country distribution networks, supported by our operations in the U.S., Brazil and China. As of May 31, 2013, we employed approximately 100 sales and marketing personnel throughout the U.S.  These individuals are focused on providing value added products and services to our customers and presenting a comprehensive presence in the market, which we believe will drive organic growth.

In addition to the field sales personnel focused on the acute care market, we have senior sales and marketing professionals that are focused on group purchasing organizations (“GPOs”) and IDNs, as well as government sales and national and regional distributors.  We contract with GPOs and IDNs and have promoted unit sales growth by offering volume discounts to acute care facilities within a specified group.  Generally, we are designated as a sole source or as one of several preferred purchasing sources for specified products within these buying groups, although members of GPOs and IDNs are not obligated to purchase our products.  Contracts with GPOs and IDNs typically have no minimum purchase requirements and generally have a term of one to three years with extensions as warranted and can be terminated on 90 days’ advance notice.  By contracting with a GPO or IDN, we believe that we can operate our sales force more efficiently.  As a result, our sales force continues to call on facilities associated with these buying groups in order to improve compliance with these group purchasing agreements and grow our market share.  A majority of acute care facilities in the U.S. belong to at least one GPO.  In fiscal 2013, individual acute care facility orders purchased through contractual arrangements with our three largest GPOs, Novation, Premier and MedAssets, accounted for approximately 51% of our total net sales.

We believe that we have established an efficient system for marketing our products throughout the U.S. as well as internationally, and intend to utilize these existing sales methods and channels to market new products as they are developed or acquired.

A summary of our net sales by geographic region is as follows:

	2013	2012	2011
United States	$433,185	$429,141	$354,354
Canada	4,035	3,644	3,488
Other International (1)	4,373	4,536	4,652
Total Net Sales	$441,593	$437,321	$362,494

(1) Comprised primarily of Brazil and China.

The net book value of our long-lived assets, including our intangible assets, in our various geographic locations is as follows:

	2013	2012	2011
United States (1)	$114,561	$198,961	$196,769
Canada	-	-	-
Other International	-	-	-
Total Net Book Value of Long-Lived Assets	$114,561	$198,961	$196,769

(1) The majority of the decline in long-lived assets was due to a $77,780 goodwill impairment charge recorded during the fiscal year ended March 31, 2013.

Distribution

Our distribution network is comprised of hospital, alternate care, physician, veterinary, dental and industrial safety distributors covering the entire U.S. and certain international marketplaces, namely Canada.  Our products are typically purchased pursuant to purchase orders or supply agreements in which the purchaser specifies whether such products are to be supplied through a distributor or directly by us. We record sales upon the shipment of inventory to the distributor, at which time title passes to the distributor.

Sales to Owens & Minor, Inc. and Cardinal Health Inc., diversified distribution companies (collectively, the “Distributors”), accounted for approximately 41% and 22% of total net sales, respectively, for fiscal 2013, 44% and 22% of total net sales, respectively, for fiscal  2012 and 42% and 22% of total net sales, respectively, for  fiscal  2011.  Although the Distributors may be deemed, in a technical sense, to be major purchasers of our products, they only serve as a distributor between the end user and our company, and do not make significant purchases for their own account.  For purposes of evaluating customer concentration, we do not include the Distributors but rather look to the purchases by our end users. No other individual customer or affiliated group of customer accounts accounted for more than 5% of our net sales in any of the past three fiscal years.

Backlog

We do not believe that our backlog figures are necessarily indicative of our business since most hospitals and health related facilities order their products on a continuous basis and not pursuant to any contractual arrangements.  Since typical shipment times range from two to five days, we must maintain sufficient inventories of all our products at all times.

Raw Materials and Manufacturing

The principal raw materials used in our products are a four-ply mesh gauze laparotomy sponge, cotton huck towel, paper, non-woven material, and various types of plastic resin.  Other materials and supplies used include gauze, gauze sponges, injection molded and thermoformed plastics, medical instruments, various types of antiseptics and wound dressings, aluminum, foam, medical grade magnets and a variety of packaging material.  Several of these raw materials are supplied from vendors outside the U.S.

We believe that the variety of suppliers for raw materials and components necessary for the manufacture of our products, as well as our long term relationships with such suppliers, helps to ensure stability in our manufacturing process.  Historically, we have not been materially affected by interruptions with such suppliers.  However, if a supplier of significant raw materials, component parts, finished goods or services were to terminate its relationship with us, or otherwise cease supplying raw materials, component parts, finished goods or services consistent with past practices, our ability to meet the obligations to our customers may be disrupted.  A disruption with respect to numerous products, or with respect to a few significant products, could have a material adverse effect on our business and financial condition.  During the past few years, the cost of resin, the principal raw material in the manufacture of our plastic products, has increased to unprecedented levels, although resin prices decreased in fiscal 2013 as compared to fiscal 2012. For additional information, see “Risks Related to Our Business” in Item 1A, “Risk Factors”.

We purchase our principal cotton raw materials primarily from the People’s Republic of China. We are currently sourcing instruments from Pakistan and the People’s Republic of China, a portion of our thermoform plastics from Taiwan, our packaging paper material from France, our water soluble bags from the United Kingdom and our needle counters from the People’s Republic of China.  From time to time, we have purchased certain of our raw materials from a number of other countries, including Mexico, Vietnam and the Dominican Republic.  Some of our products are purchased as components or in final form, which are shipped to our manufacturing facilities in Arden, North Carolina, and Toano, Virginia, where they are packaged.

Our sterilization pouches and minor procedure kits and trays are predominantly manufactured and/or assembled in our Arden, North Carolina manufacturing facility.  Our custom procedure trays are predominantly manufactured and/or assembled in our Toano, Virginia manufacturing facility.  In our Clarksburg, West Virginia facility, where we manufacture our containment systems for medical waste. Our Gallaway, Tennessee facility primarily manufactures and/or distributes disposable plastic patient utensils, as well as other collection, measuring and containment products.  In addition, our

Gallaway, Tennessee facility purchases contract manufactured or private labeled finished products for distribution to our customers.  These products include stainless and reusable plastic containers and utensils manufactured domestically, as well as various measuring and collection products procured from the People’s Republic of China.

We utilize outside contract sterilization facilities for certain of our products.

Patents and Trademarks

We own several patents and trademarks.  While we consider that, in the aggregate, the patents and trademarks are important in the operation of our business, we do not consider any of them, or any group of them, to be of such importance that the loss of any patent or trademark would materially affect our business. We actively pursue a policy of seeking patent protection, both in the U.S. and abroad, for our proprietary technology.  There can be no assurance that our patents will not be violated or that any issued patents will provide protection that has commercial significance.

We also rely on trade secrets and product advancement to maintain our competitive position.  There can be no assurance that we will prevent the unauthorized disclosure or use of our trade secrets and know-how or that others may not independently develop similar trade secrets or know-how.

For additional information, see “Our business is dependent on our intellectual property. If our intellectual property rights cannot be enforced or our trade secrets become known to our competitors, our ability to compete may be adversely affected” in Item 1A, “Risk Factors”.

Research and Development

We are continually conducting research and developing new products utilizing a team approach that involves our engineering, manufacturing and marketing resources.  Although we have developed a number of our own products, most of our research and development efforts have historically been directed towards product improvement and enhancements of previously developed or acquired products.  Product development expenses were approximately $1,862, $1,921 and $1,437 for fiscal 2013, 2012 and 2011, respectively.

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

Among the provisions that may have an adverse impact on our business is an excise tax that is imposed on medical device manufacturers for the sale of certain medical devices occurring after December 31, 2012.  The excise tax is an amount equal to 2.3% of the price for which we sell certain medical devices. The IRS has issued preliminary guidance on the implementation of the tax that included, among many provisions, an exemption on certain domestically produced “convenience kits,” which represents the majority of our exposure to the excise tax. For the three months ended March 31, 2013, the medical excise tax accrued was $109. At this point, it is difficult to fully predict the effect of the final health care reform legislation on our business. However, based upon current volumes and mix of products sold, we estimate our annual medical excise tax fee could be within the range of $400 and $500.

Regulation

As a manufacturer of medical devices, we are subject to regulation by numerous regulatory bodies, both in the U.S. and abroad.  In the U.S., the federal agencies that regulate our products and operations include: the U.S. Food and Drug Administration (“FDA”), the Environmental Protection Agency, the Occupational Health & Safety Administration and others.  Additionally, because our customers are typically reimbursed under governmental health programs such as Medicare and Medicaid, we are also subject to regulation by the Department of Health and Human Services. At the state level, our operations and products are also subject to regulation by various state agencies.  Outside the U.S., we are subject to regulation by agencies of foreign countries in which we sell our products.  These agencies require manufacturers of medical devices to comply with applicable laws and regulations governing the introduction, development, testing, manufacturing, labeling, advertising, marketing, distribution, sale and use of medical devices.  Such requirements include complaint handling and post marketing reporting, including adverse event reports and field actions due to quality concerns.  Additionally, as a participant in the heavily-regulated health care industry, although our products and operations are not always directly regulated by certain health care laws and regulations, we may still be affected indirectly to the extent our customers are subject to such requirements.

All medical devices are required to be registered with the FDA.  We must update our establishment and listing information on an annual basis and must comply with the FDA’s Good Manufacturing Practices under the Quality System Regulation (GMP/QSR).  These regulations require that we manufacture our products and maintain records in a prescribed manner with respect to manufacturing, testing and control activities. Our manufacturing, quality control and quality assurance procedures and documents are inspected and evaluated periodically by the FDA.

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

The European Union has promulgated rules, under the Medical Devices Directive (“MDD”), which require medical devices to bear the “CE mark.”  The CE mark is an international symbol of adherence to quality assurance standards.  We received EN ISO 13485:2003 certification for our Arden, North Carolina manufacturing facility and have instituted all the systems we believe to be necessary to meet the MDD, thus acquiring the ability to affix the CE mark to the applicable products. Along with the ISO 13485, we have received the Canadian CMDCAS quality system certification.  The ISO and CMDCAS quality systems are audited annually at our Arden, North Carolina manufacturing facility by a registered, approved (by the European Union and Canadian Government) notified body.

Our failure to comply with applicable laws or regulations could result in disciplinary, corrective or punitive measures imposed by regulatory bodies in the form of warnings, civil sanctions, criminal sanctions, recalls or seizures, injunctions, withdrawal of approvals, or restrictions on operations. However, we believe that any failure to comply with applicable laws or regulations will not have a material adverse effect on our financial condition.

Employees

As of June 12, 2013, we had approximately 1,210 full-time employees with approximately 830 in manufacturing and distribution, approximately 100 in marketing and sales, and approximately 280 in general and manufacturing administration.  Approximately 225 employees in our Gallaway, Tennessee facility are represented by the Service Employees International Union (“SEIU”) and our current agreement with the SEIU expires in July 2015. The remainder of our employees are not represented by a labor union. We believe that our employee relations are good.

Available Information

We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (the “SEC”).  These materials can be inspected and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Copies of these materials may also be obtained by mail at prescribed rates from the SEC’s Public Reference Room at the above address.  Information about the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The address of the SEC’s Internet site is http://www.sec.gov.

We make available, free of charge, on our Internet website, located at http://www.medical-action.com, our most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, any Current Reports on Form 8-K filed since our most recent Annual Report on Form 10-K and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable following the electronic filing or furnishing of such report with the SEC.  The information contained on or connected to our website is not part of this Form 10-K.

ITEM 1A. RISK FACTORS

Our business, operations and financial condition are subject to certain risks and uncertainties, including the risks discussed below.  Should one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, our actual financial results will vary, and may vary materially from those anticipated, estimated, projected or expected. These risk factors do not necessarily appear in the order of importance.

Risks Related to Our Business

Resin prices are volatile and a substantial increase in resin prices would adversely affect our financial results and impede our growth.

Resin is the principal raw material used in the manufacture of collection systems for the containment of medical waste, patient bedside utensils and laboratory products that we sell. Resin costs have fluctuated significantly in recent years and may continue to fluctuate as a result of changes in natural gas and crude oil prices. The instability in the world markets for petroleum and in North America for natural gas could affect the prices and general availability of raw materials, which could have a materially adverse impact to us. Due to the uncertain extent and rapid nature of cost increases, we cannot reasonably estimate our ability to successfully recover any cost increases. To the extent that cost increases cannot be passed on to our customers, or the duration of time lags associated with a pass-through becomes significant, such increases may have a material adverse effect on our financial condition, results of operations and cash flows.

Interruptions in the supply of cotton or significant price volatility of the raw materials used to make cotton may result in increased costs that we may be unable to pass on to our customers, which could reduce our profitability.

The principal fabrics used in many of our products are made from cotton and cotton-synthetic blends.  The prices we pay for these fabrics are dependent on the market prices for the raw materials used to produce them, primarily cotton.  These raw materials are subject to price volatility caused by weather, supply conditions, government regulations, energy costs, economic climate and other unpredictable factors.  Fluctuations in the price, availability and quality of the fabrics used to manufacture our products could have a material adverse effect on our cost of sales or our ability to meet our customers’ demands.  In addition, if raw materials become unavailable within a geographic area from which they are now sourced, then we may not be able to obtain suitable or cost effective substitutes. Any interruption in the supply of raw materials could increase our costs or decrease our revenues, which could reduce our cash flow.

We have not historically managed, and do not currently intend to manage, cotton and other commodity price exposures by utilizing derivative instruments.  While we attempt to match cost increases with corresponding product price increases, we are not always able to raise product prices immediately or at all. Timing differences between raw material prices, which may change daily, have had (and may continue to have) a negative effect on our cash flow. Any cost increase that we are not able to pass on to our customers could have a material adverse effect on our business, results of operations, financial condition and liquidity.

Due to the international scope of our business activities, our results of operations are subject to additional risk, including higher cost structures, higher credit risk, fluctuations in currency exchange rates, legal restrictions and taxes.

For the year ended March 31, 2013, international sales accounted for approximately 2% of our total net sales.  The majority of products sold internationally are exported from the U.S. and China.  Our international operations are subject to a number of risks inherent to any business operating in foreign countries, and especially those with emerging markets. As we continue to increase our presence in such countries, our operations will encounter the following risks, among others:  trade barriers, tariffs, exchange controls, national and regional labor strikes, social and political risks, general economic risks and required compliance with a variety of U.S. and foreign laws, including tax laws, the Foreign Corrupt Practices Act (and foreign equivalents), and export controls. In addition, although we maintain an anti-corruption compliance program throughout our company, violations of our compliance program may result in criminal or civil sanctions, including material monetary fines, penalties and other costs against us or our employees, and may have a material adverse effect on our business. Furthermore, in foreign jurisdictions where process of law may vary from country to country, we may experience difficulty in enforcing agreements. In jurisdictions where bankruptcy laws and practices may vary, we may experience difficulty collecting foreign receivables through foreign legal systems. The occurrence of these risks, among others, could disrupt our business.

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

In addition, our international sales are subject to higher credit risks than sales in the U.S.  Many of our international distributors are small and may not be well capitalized.  Our prices to our international distributors for products shipped to the customers from the U.S. or China are denominated in U.S. dollars, but their resale prices are set in their local currency.  A decline in the value of the local currency in relation to the U.S. dollar may adversely affect their ability to profitably sell in their market the products they buy from us, and may adversely affect their ability to make payment to us for the products they purchase.  Legal recourse for non-payment of indebtedness may be uncertain.  These factors all contribute to a potential for credit losses.

Our procurement of certain products and raw materials from the People’s Republic of China is subject to special risks that could have a material adverse effect on our operations.

A significant portion of our raw materials and finished goods are purchased from manufacturers in China.  As a result, our international procurement operations are subject to the risks associated with such activities including, among other things: economic and labor conditions, international trade regulations (including tariffs and anti-dumping penalties), war, international terrorism, civil disobedience, natural disasters, political instability, governmental activities and deprivation of contract and property rights.  In particular, since 1978, the Chinese government has been reforming its economic systems, and we expect such reforms to continue.  Although we believe that these reforms have had a positive effect on the economic development of China and have improved our ability to successfully utilize facilities in China, we cannot be assured that these reforms will continue or that the Chinese government will not take actions that impair operations in China.

The Chinese government has cut the tax credits that exporters get on more than 2,200 products, including many of our products that are manufactured in China.  These tax credits were adopted more than 20 years ago to provide Chinese companies with tax breaks on revenues derived from exports.  The cut in tax credits, together with a tight labor market, will cause the price of many items that are sourced in China to increase, which could adversely impact our cost of goods sold and profitability, to the extent we are unable to pass along these price increases to our customers.

Beginning in fiscal 2006, the Chinese government began to re-value the Chinese Yuan against other currencies, including the U.S. dollar.  This re-valuation or free floating exchange rate has caused the price of many items that are sourced from China to increase, which could adversely impact our cost of goods sold and profitability.

In addition, the U.S. government in May 2005 exercised a quota on any textile products from China in Category 632 of the Harmonized Tariff Schedule, which included our patient slippers. Beginning on January 1, 2009, the quota on textile products from Chinese category 632 expired.  While we have been able to procure a similar product with a different country of origin, the procurement has been at higher costs than we were previously obtaining.  An interruption in supply and higher costs could have an adverse effect on our financial results.

The high level of competition in our industry places pressure on our gross profit and we may not be able to compete successfully.

The disposable medical device segment of the health care industry in which we operate is highly competitive and is experiencing both horizontal and vertical consolidation.  All of the products we sell are available from sources other than us.  We believe that our ability to compete depends upon continued product innovation, the quality, convenience and reliability of our products, access to distribution channels and pricing.  In addition, our ability to compete effectively depends on our ability to differentiate our products based on safety features, product quality, cost effectiveness, ease of use and convenience, as well as our ability to identify and respond to changing customer needs.  We encounter significant competition in our markets both from large established medical device manufacturers and from smaller companies.  Many of these firms have introduced competitive products with proprietary features not provided by the conventional products and methods they are intended to replace.  Most of our current and prospective competitors have economic and other resources substantially greater than ours and are well established as suppliers to the healthcare industry.  There is no assurance that our competitors will not substantially increase resources devoted to the development, manufacture and marketing of products competitive with our products.  The successful implementation of such a strategy by one or more of our competitors could materially and adversely affect our profitability.

Sales to Owens & Minor, Inc. and Cardinal Health Inc. (collectively, the “Distributors”) accounted for approximately 63%, 66% and 64% of net sales in fiscal 2013, 2012 and 2011, respectively.  Although the Distributors may be deemed in a technical sense to be major purchasers of our products, they serve, however, as a distributor under a purchase order or supply agreement between the customer and our company, and do not make significant purchases for their own account.  In some cases, however, the Distributors compete with us on a private label basis, and if successful, sales of certain of our products could decline which may result in a material adverse effect on our business, results of operations and financial condition.

Health care reform and the related pressure to contain costs has led to the expansion of group purchasing organizations in the U.S. These group purchasing organizations enter into preferred supplier arrangements with one or more manufacturers of medical products in return for price discounts to members of the group purchasing organizations.  If we are not able to obtain new preferred supplier commitments from major group purchasing organizations or retain those commitments that we currently have, which are generally terminable by either party for any reason upon the expiration of a defined notice period, our sales and profitability could be adversely affected.  Even if we are able to obtain and retain preferred supplier commitments from group purchasing organizations, they may not deliver high levels of compliance by their members, in which case, we may not be able to offset the negative impact of lower per-unit prices or lower gross profit with increases in unit sales or in market share.

We may be subject to claims and liability as a result of our ownership of our Tennessee facility, which is currently undergoing environmental remediation for contamination by a prior owner.

Our Tennessee facility, which is comprised of approximately 25 acres in a light industrial park located in Gallaway, Tennessee, was acquired by Medegen Medical Products, LLC in 1999 prior to our ownership of Medegen.  In connection with an environmental due diligence evaluation of the facility prior to its acquisition by Medegen, consultants detected the presence of chlorinated solvents in groundwater beneath the manufacturing plant.  The identified groundwater contamination is in the process of being remediated.  At the time of our acquisition of Medegen, the prior owner of the facility agreed to retain responsibility for the remediation of the contamination and to fully indemnify our company for all costs associated with the environmental remediation as well as any claims that might arise, including third party claims.  Under an agreement executed at the time of the sale, Vollrath Group, Inc. and its parent Windway Capital Corp. (collectively, “Indemnitor”) are required, on a quarterly basis, to provide documentation from independent parties confirming that Indemnitor has sufficient assets, in the form of unencumbered, unrestricted cash, marketable securities or unused and available borrowing capacity, as necessary to pay the most recently estimated costs of outstanding environmental remediation obligations.  Now that full-scale remediation is underway at the site, Indemnitor is also required to provide Letters of Credit (“LC”) to secure its current and future obligations, including a $2,000 LC that is currently open and future LCs in the amount of $1,000 from December 7, 2014 through December 7, 2017.  No assurance can be given that the Indemnitor will have the financial resources necessary to complete the environmental remediation and/or defend any claims that may arise, that recommended cleanup levels will be achieved over the long term, or that further remedial activities will not be required.

Our products may be subject to recall or product liability claims, which could expose us to material losses.

Our products expose us to an inherent risk of product liability.  Our products are used in connection with surgical procedures and in other medical contexts in which it is important that those products function with precision and accuracy.  If our products do not function as designed, or are designed improperly, we may be forced by regulatory agencies to withdraw such products from the market.  In addition, if medical personnel or their patients suffer injury as a result of any failure of our products to function as designed, or an inappropriate design, we may be subject to lawsuits seeking significant compensatory and punitive damages.  Costs of the defense of such litigation, even if successful, could be substantial.  While we maintain insurance against product liability and defense costs in amounts believed to be reasonable, there is no assurance that we will successfully defend claims, if any, arising with respect to products or that the insurance we carry will be sufficient.  A successful claim against us in excess of insurance coverage could materially and adversely affect us.  Further, there is no assurance that product liability insurance will continue to be available to us on acceptable terms.

Termination or interruption of relationships with our suppliers, or failure of our suppliers to perform, could disrupt our business and could have a material adverse effect on our business and financial condition.

Although most raw materials essential to our business are generally available from multiple sources, we currently obtain certain key components, including resin, from limited sources.  If a supplier of significant raw materials including component parts, finished goods or services were to terminate its relationship with us, or otherwise cease supplying raw materials, component parts, finished goods or services consistent with past practices, our ability to meet our obligations to our customers may be disrupted.  A disruption with respect to numerous products, or with respect to a few significant products, could have a material adverse effect on our business and financial condition.

Our success depends largely on our ability to attract and retain key personnel.

Much of the future success of our company depends on the continued service and availability of skilled personnel, including members of our executive management team and certain key employees in manufacturing, marketing, finance, and information technology.  We have historically relied on our ability to grant stock options as one mechanism for recruiting and retaining this highly skilled talent. Accounting regulations requiring the expensing of stock options may impair our future ability to provide these incentives without incurring significant compensation costs.  There can be no assurance that we will continue to successfully attract and retain key personnel.

Risks associated with our information technology systems could adversely affect our future operating results.

We rely on information technology systems across our operations, including for management, supply chain and financial information and various other processes and transactions. Our ability to effectively manage our business depends on the security, reliability and capacity of these systems. Information technology system failures, network disruptions or breaches of security could disrupt our operations, causing delays or cancellation of customer orders or impeding the manufacture or shipment of products, processing of transactions or reporting of financial results. An attack or other problem with our systems, or those of our third party providers, could also result in the disclosure of proprietary information about our business or confidential information concerning our customers or employees.  The occurrence of some or all of these events could result in significant damage to our reputation and possible regulatory sanctions or penalties.  While our management has taken steps to address these concerns by implementing internal control measures and certain system redundancy or recovery plans, there can be no assurance that a system failure or data security breach will not have a material adverse effect on our results of operations.

If a natural or man-made disaster strikes our manufacturing facilities, we may be unable to manufacture our products for a substantial amount of time, which may adversely affect our expected results of operations.

We principally rely on our manufacturing facilities in Arden, North Carolina, Gallaway, Tennessee, Clarksburg, West Virginia and Toano, Virginia.  These facilities may be affected by natural or man-made disasters.  These facilities and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial time to repair or replace.  In the event one of our facilities was affected by a disaster, we would be forced to rely on third-party manufacturers, which may not be available or may be unable to produce our products on the schedule or to the specifications that we require.  While we maintain business recovery plans that are intended to allow us to recover from natural disasters or other events that could disrupt our business, we cannot provide assurances that our plans would fully protect us from all such disasters. In addition, our insurance may not adequately compensate us from any losses incurred as a result of natural or other disasters. Furthermore, in areas prone to frequent natural or other disasters, insurance may become increasingly expensive or not available at all.

We are dependent on manufacturing and logistic services provided by third-parties and, if these providers are unwilling or unable to provide such services, we would need to locate alternative service providers or our operations could be significantly impaired.

Many of our products are manufactured in whole or part by third-party manufacturers, which are located throughout the U.S. and other parts of the world.  In addition, we depend on third-party transportation companies to deliver supplies necessary to manufacture our products from vendors to our various facilities and to move our products to customers within and outside the U.S.  While outsourcing arrangements for the manufacturing and transportation of our products may lower the fixed cost of our operations, these arrangements can reduce our direct control of the production and distribution of our products.  It is uncertain what affect such diminished control will have on the quality or quantity of the products manufactured, or the flexibility of our company to respond to changing market conditions.  Further, our operations have been, and will continue to be, dependent upon our ability to obtain favorable terms from third-party manufacturers. A change in terms by a significant manufacturer could have a material adverse effect on our results of operations. Any significant interruption in the availability of these third-party services on commercially acceptable terms, defects in the products manufactured, quality-related matters or disruption in the transportation of our products could materially adversely affect our ability to meet customer demands or our operations generally.

If we are unable to execute our cost reduction plans successfully, our total operating costs may be greater than expected, which may adversely affect our profitability.

We have commenced a number of actions to improve our earnings profile. We are in the process of implementing these programs and have realized a portion of the anticipated benefits. While we continue to search for opportunities to reduce our costs and expenses to improve operating profitability without jeopardizing the quality of our products or the effectiveness of our operations, our success in achieving targeted cost and expense reductions depends upon a number of factors. If we do not successfully execute on our cost reduction initiatives or if we experience delays in completing the implementation of these initiatives, our results of operations or financial condition could be adversely affected.

Our business is dependent, in part, on our intellectual property. If our intellectual property rights cannot be enforced or our trade secrets become known to our competitors, our ability to compete may be adversely affected.

Proprietary protection of our processes, apparatuses and other technology is important to our business. While a presumption of validity exists with respect to patents issued to us in the U.S., there can be no assurance that any of our patents will not be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, if any pending patent application filed by us does not result in an issued patent, or if patents are issued to us, but such patents do not provide meaningful protection of our intellectual property, then our ability to compete may be adversely affected. Additionally, our competitors or other third parties may obtain patents that restrict or preclude our ability to lawfully produce or sell our products in a competitive manner, which could have a material adverse effect on our business, results of operations, financial condition and liquidity.

We also rely upon unpatented proprietary know-how and continuing technological innovation and other trade secrets to develop and maintain our competitive position. While it is our policy to enter into agreements imposing confidentiality obligations upon our employees and third parties to protect our intellectual property, these confidentiality obligations may be breached, may not provide meaningful protection for our trade secrets or proprietary know-how, or adequate remedies may not be available in the event of an unauthorized access, use or disclosure of our trade secrets and know-how. In addition, others could obtain knowledge of our trade secrets through independent development or other access by legal means.

We may have to rely on judicial enforcement of our patents and other proprietary rights. We may not be able to effectively protect our intellectual property rights from misappropriation or infringement in countries where effective patent, trademark, trade secret and other intellectual property laws and judicial systems may be unavailable, or may not protect our proprietary rights to the same extent as U.S. law.

The failure of our patents or confidentiality agreements to protect our processes, apparatuses, technology, trade secrets or proprietary know-how or the failure of adequate legal remedies for related actions could have a material adverse effect on our business, results of operations, financial condition and liquidity.

Our industry is affected by global economic factors, including risks associated with volatile economic conditions.

Our financial results are substantially dependent on overall economic conditions in the U.S. and China. Declining economic conditions in any of these locations—or negative perceptions about economic conditions—could result in a substantial decrease in demand for our products and could adversely affect our business. A currency or financial crisis in the U.S. or China could precipitate a significant decline in the respective economy, which would likely result in a decrease in demand for our products in the U.S. or increase the cost of products procured from China.

Uncertain economic conditions and market instability make it particularly difficult for us to forecast demand trends. The timing and extent of any changes to currently prevailing market conditions is uncertain, and supply and demand may be unbalanced at any time. As a consequence, we may not be able to accurately predict future economic conditions or the effect of such conditions on our financial condition or results of operations. We can give no assurances as to the timing, extent or duration of the current or future economic cycles impacting our industry.

Risks Related to Our Acquisition Strategy

We have recorded goodwill and other intangible assets as a result of acquisitions, and our future business conditions could cause these assets to become impaired, requiring substantial write-downs that would reduce our operating income.

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

Changes in these estimates and assumptions, including the impact of changes in our stock price, could materially affect the determination of fair value and/or goodwill impairment.  We continue to monitor and evaluate the potential impact of changes in our estimates and assumptions and perform interim impairment testing if triggering events arise prior to our annual impairment testing.  Accordingly, it is possible that we could recognize an impairment charge in the future with respect to goodwill and/or other intangible assets, which would have an adverse effect on our consolidated financial condition and results of operations.

We recorded $77,780 of a goodwill impairment charge during fiscal 2013, and as of March 31, 2013, had $30,021 of goodwill remaining on our balance sheet.  The impact of changes relating to the previously mentioned estimates and assumptions could result in further goodwill impairment.

We may be unable to successfully manage our growth, particularly if accomplished through acquisitions.

Successful implementation of our business strategy requires that we effectively manage any associated growth.  To manage growth effectively, our management will need to continue to implement changes in certain aspects of our business, to enhance our information systems and operations to respond to increased demand, to attract and retain qualified personnel and to develop, train and manage an increasing number of management-level and other employees.  Growth could place an increasing strain on our management, financial, marketing, distribution and other resources, and we could experience operating difficulties.  Any failure to manage growth effectively could have a material adverse effect on our results of operations and financial condition.

To the extent that we grow through acquisitions, we will face the additional challenges of integrating our current operations, culture, management information systems and other characteristics with that of the acquired entity.  We may incur significant expenses in connection with negotiating and consummating one or more transactions, and we may assume certain liabilities in connection with an acquisition.  In addition, we may not realize competitive advantages, synergies or other intended benefits anticipated in connection with any such acquisition.  If we do not adequately identify targets for, or manage issues related to our future acquisitions, such acquisitions may have a negative adverse effect on our business and financial results.

In addition to the above risks, future acquisitions may result in the dilution of earnings and the amortization or write-off of goodwill and intangible assets, any of which could have a material adverse effect on our business, financial condition or results of operations.

Risks Related to Health Care Reform and Other Regulations

The health care reform legislation enacted in 2010 may lead to substantial changes in the health care industry that may adversely affect our business.

In March 2010, Congress passed and President Obama signed into law the Patient Protection and Affordable Care Act and related Reconciliation Bill, which includes a variety of healthcare reform provisions and requirements that will become effective at varying times through 2018.  Generally, this legislation requires most U.S. citizens and legal residents to carry health insurance, creates state-based health benefit exchanges and a tax credit system to help the uninsured purchase coverage, requires employers to either provide insurance or pay tax penalties for employees that receive tax credits, imposes new regulations on health plans, and expands Medicaid.  Many of the provisions of the law will phase in over the course of the next several years, and may have a material adverse effect on our results of operations.  Among the provisions that may have an adverse impact on our business is an excise tax that is imposed on medical device manufacturers for the sale of certain medical devices occurring after December 31, 2012.  The excise tax is an amount equal to 2.3% of the price for which we sell certain medical devices. The IRS has issued preliminary guidance on the implementation of the tax that included, among many provisions, an exemption on certain domestically produced “convenience kits,” which represents the majority of our exposure to the excise tax. For the three months ended March 31, 2013, the medical excise tax expensed was $109.  At this point, it is difficult to fully predict the effect of the final health care reform legislation on our business. However, based upon current volumes and mix of products sold, we estimate our annual medical excise tax fee could be within the range of $400 and $500.

Continuing pressures to reduce health care costs may adversely affect our prices; and if we cannot reduce manufacturing costs of existing and new products, our sales may not grow and our profitability may decline.

Increasing awareness of health care costs, public interest in health care reform and continuing pressure from Medicare, Medicaid and other payers to reduce costs in the health care industry, as well as increasing competition from other products, could make it more difficult for us to sell our products at current prices. The reduction of health care costs has become a political priority in the U.S., as evidenced by the 2010 health care reform legislation, and abroad.  Laws and regulations affecting reimbursement for our products may be altered in the near future, possibly resulting in lower reimbursement amounts to customers for our products from governmental and private payers.  In the event that the market will not accept current prices for our products, our sales and profits could be adversely affected.

We believe that our ability to increase our market share and operate profitably in the long term may depend, in part, on our ability to reduce manufacturing costs on a per unit basis through cost containment and high volume production using highly automated molding and assembly systems.  If we are unable to reduce unit manufacturing costs, we may be unable to increase our market share or may lose market share to alternative products, including competitors’ products.  Similarly, if we cannot enter a market with new products priced competitively with adequate profit margins and then reduce unit manufacturing costs of new products as production volumes increase, we may not be able to sell new products profitably or gain any meaningful market share.  Any of these outcomes would adversely affect our future results of operations.

We are subject to a number of existing laws and regulations, and a significant adverse change in, or failure to comply with, these requirements could adversely affect our business.

As a participant in the heavily-regulated health care industry, we are regulated by numerous government authorities in both the U.S. and abroad.  The manufacturing, distribution, marketing, labeling, sale and use of our products are subject to extensive regulation by the FDA and other regulatory authorities.  Our failure to comply with applicable laws or regulations could cause a regulatory body to take disciplinary, corrective or punitive measures in the form of warnings, civil sanctions, criminal sanctions, recalls or seizures, injunctions, withdrawal of approvals, or restrictions on operations, all of which could adversely affect our business.

Importantly, in addition to the laws and regulations that directly apply to us, we also are impacted by the laws and regulations that apply to our customers.  Our targeted customer base consists primarily of acute care facilities, and recently has expanded to include physician offices, outpatient surgery centers, long-term care facilities, and laboratories.  These customers typically rely substantially on government programs for reimbursement for the services provided to patients in which our products are utilized, and their continued participation in such programs requires compliance with extensive governmental regulatory schemes.  Even though we may not be directly regulated under these requirements, our products must be capable of being utilized by customers in compliance with such requirements.

Our company and our customers are subject to numerous laws and regulations relating to health care fraud and abuse.  These laws are particularly relevant with respect to the sale and marketing of our products and the interaction between us and our customers.  Fraud and abuse laws can be complicated and subject to frequent change, and as a result, may be violated unintentionally.  Because many of these laws and regulations have not been extensively interpreted or consistently enforced, health care industry participants often do not have the benefit of significant regulatory or judicial interpretation of these laws and regulations.  Different interpretations or enforcement of these laws and regulations could subject our current or past practices to regulatory scrutiny and could necessitate changes to our operations.  Violations of fraud and abuse laws may result in significant criminal, civil and administrative sanctions.  A determination, or even an investigation as to whether, we have violated fraud and abuse laws could adversely affect our business.

Unanticipated changes in our tax rates could affect our future results.

Our future effective tax rates could be favorably or unfavorably affected by unanticipated changes in tax laws or their interpretation.  In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities.  We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.  While we believe that we have adequately provided for such results, there can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

Risks Related to Our Indebtedness and Access to Capital and Financing

Covenants in our credit agreement may restrict our financial and operating flexibility to engage in certain business activities or to obtain additional financing.

Our credit agreement, which we entered into on May 17, 2013 (“New Credit Agreement”), contains certain restrictive covenants. These covenants may limit or prohibit our ability to incur indebtedness, grant liens, guarantee obligations, sell assets, make loans and investments, enter into merger and acquisition transactions, and declare and make dividends.

Our failure to comply with any of these covenants, or our failure to make payments of principal or interest on our debt, could result in a default under the New Credit Agreement. An event of default could result in our debt obligations becoming immediately due and payable, cause our creditors to terminate their lending commitments, or force us or one or more of our subsidiaries into bankruptcy or liquidation. Any of the foregoing occurrences could have a material adverse effect on our business, results of operations and financial condition. For more information regarding our New Credit Agreement and related debt covenants, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 7 to our consolidated financial statements.

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants, and make payments on our indebtedness.

As of March 31, 2013, the outstanding indebtedness under the credit agreement that we entered into in June 2012 (“Prior Credit Agreement”), was approximately $52,700, which represented 56% of our total capitalization of $98,344. As of June 12, 2013, the outstanding indebtedness under our New Credit Agreement was approximately $47,900, which represented 49% of our total capitalization of $98,344.  Our substantial indebtedness could have important consequences. For example, it could:

•
make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including financial and other restrictive covenants, could result in an event of default under the agreements governing our indebtedness;

•
require us to dedicate a substantial portion of our cash flow in the future to pay principal and interest on our debt, which will reduce the funds available for working capital, capital expenditures, acquisitions, and other general corporate purposes;

•	limit our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	make us more vulnerable to adverse changes in general economic, industry and competitive conditions, and adverse changes in government regulation; and

•
limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our growth strategy, research and development costs, or other purposes.

Any of these factors could materially and adversely affect our business and results of operations. If we do not have sufficient earnings to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money, or sell securities, none of which we can guarantee we will be able to do.

An increase in interest rates may increase the cost of servicing our indebtedness and could reduce our profitability.

Indebtedness we may incur under our New Credit Agreement bears interest at variable rates. As a result, any increase in interest rates, whether because of an increase in market interest rates or an increase in our own cost of borrowing, would increase the cost of servicing our indebtedness and could materially reduce the availability of debt financing, which may result in increases in the interest rates and borrowing spreads at which lenders are willing to make future debt financing available to us. The impact of such an increase would be more significant than it would be for some other companies because of our substantial indebtedness.

We may not be able to obtain funding in the capital markets on terms we find acceptable, or obtain funding under our New Credit Agreement because of a deterioration of the capital and credit markets and our borrowing base.

The credit crisis experienced primarily between 2008 and 2012 and related turmoil in the global financial systems had an impact on our business and our financial condition, and we may face additional challenges if economic and financial market conditions deteriorate in the future. Historically, we have used cash flow from operations and borrowings under a revolving credit facility to fund our capital expenditures.

In the future, we may not be able to access adequate funding or may be required to prepay amounts outstanding under our New Credit Agreement as a result of (1) a decrease in our borrowing base due to the outcome of a subsequent borrowing base redetermination, (2) a decrease in the value of our real estate or equipment or (3) an unwillingness or inability on the part of our lending counterparties to meet their funding obligations. Further, the credit crisis made it more difficult to obtain funding in the public and private capital markets. In particular, the cost of raising money in the debt and equity capital markets increased substantially while the availability of funds from those markets generally diminished significantly. Also, as a result of concerns about the general stability of financial markets and the solvency of specific counterparties, the cost of obtaining money from the credit markets increased as many lenders and institutional investors have increased interest rates, imposed tighter lending standards, refused to refinance existing debt at maturity or on terms similar to existing debt or at all, or, in some cases, ceased to provide any new funding. A return of these conditions could materially and adversely affect our company.

Risks Related to Our Common Stock Ownership

The market price of our common stock has been, and may continue to be subject to large fluctuations.

We have experienced significant fluctuations in our stock price and share trading volume in the past and may continue to do so. The trading price of our common stock has been and may continue to be subject to wide fluctuations in response to a variety of issues, including broad market factors that may have a material adverse impact on our stock price, regardless of actual performance. The following factors could affect our stock price:

•	claims involving potential infringement of patents and other intellectual property rights;

•	quarter-to-quarter variances in our financial results;

•	analyst and other projections or recommendations regarding our common stock or medical device stocks generally;

•	any restatement of our financial statements or any investigation into our company by the SEC or another regulatory authority;

•	a general decline, or rise, of stock prices in the capital markets generally;

•	investor concerns regarding the general credibility of corporate financial reporting and integrity of financial markets;

•	announcements by us or our competitors of new products and service offerings, significant contracts, acquisitions or strategic relationships;

•	additions or departures of key personnel; and

•	the trading volume of our common stock.

We have identified a material weakness in our internal control over financial reporting, which could, if not remediated, result in misstatements in our financial statements.  Further, we may not detect other weaknesses in our internal control over financial reporting in a timely manner, or at all, which could harm our business and results of operations.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act.  As disclosed in Item 9A. “Controls and Procedures,” management identified a material weakness in our internal control over financial reporting as of March 31, 2013. Specifically, we did not have a control procedure in place to periodically assess the appropriateness of the amounts we had estimated and accrued for amounts payable under our agreements with distributors for distributor-related fees.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In reaching the conclusion that, as of March 31, 2013, a material weakness existed, management evaluated the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As described in Item 9A. “Controls and Procedures,” in order to address the material weakness that was identified, we will, among other things, change our method of determining amounts payable to distributors and base our accrual on the terms of each distribution agreement and our estimates of amounts that will be payable under such agreements.  If our remedial measures are insufficient to address the material weakness, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

We cannot be certain in future periods that other control deficiencies that may constitute one or more “significant deficiencies” (as defined by the relevant auditing standards) or material weaknesses in our internal control over financial reporting will not be identified. If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required or new or improved controls, our business and results of operations could be harmed.  For example, we may not be able to accurately report our financial results or prevent fraud, the results of operations we report could be subject to adjustments, we may not be able to provide reasonable assurance as to our financial results or the effectiveness of our internal controls, we may not be able to meet our reporting obligations and we may experience a loss of investor confidence.  Any of the foregoing could have a negative impact on the trading price of our common stock.

Certain provisions contained in our certificate of incorporation and bylaws could discourage a takeover attempt, which may reduce or eliminate the likelihood of a change of control transaction and, therefore, limit your ability to sell our common stock at a price higher than the current market value.

Certain provisions contained in our certificate of incorporation and bylaws, such as a classified board of directors, limitations on stockholder proposals at meetings of stockholders and the inability of stockholders to call special meetings and certain provisions of Delaware law, could make it more difficult for a third party to acquire control of our company, even if some of our stockholders considered such a change of control to be beneficial. Our certificate of incorporation also authorizes our Board of Directors to issue preferred stock without stockholder approval. Our Board of Directors could elect to issue preferred stock that has special voting or other rights that could make it even more difficult for a third party to acquire us, which may reduce or eliminate your ability to sell our common stock at a price higher than the current market value.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own manufacturing facilities in Arden, North Carolina; Clarksburg, West Virginia; and Gallaway, Tennessee.  We conduct our operations in Toano, Virginia under a long term lease.  In March 2007, we acquired a 28,200 square foot building in Brentwood, New York to serve as our corporate headquarters. In addition, we lease general office space in Shanghai, China.  Management believes that our facilities are adequate to meet our current needs and should continue to be adequate for the foreseeable future.  Additional information about our facilities is set forth in the following table:

Location	Primary Use	Owned/ Leased	Lease Termination Date	Size in Square Feet
Arden, North Carolina	Manufacturing/Warehouse/ Distribution	Owned	N/A	205,000	(a)
Brentwood, New York	Executive Offices	Owned	N/A	28,200	(b)
Clarksburg, West Virginia	Manufacturing/Warehouse/ Distribution	Owned	N/A	43,000	(c)
Gallaway, Tennessee	Manufacturing/Warehouse/ Distribution	Owned	N/A	265,000	(d)
Shanghai, China	General Office	Leased	January 2014	2,550	(e)
Fletcher, North Carolina	Warehouse/Distribution	Leased	Month to Month	53,760	(f)
Oakland, Tennessee	Warehouse/Distribution	Leased	Month to Month	75,000	(g)
Toano, Virginia	Manufacturing/Warehouse	Leased	March 2029	185,000	(h)

(a)
The Arden, North Carolina manufacturing, distribution and warehouse facility is located on 32 acres.  An Industrial Revenue Bond was used to acquire and renovate the facility and acquire certain manufacturing equipment.

(b)	We relocated to the Brentwood, New York corporate headquarters from our prior Hauppauge, New York corporate office in March 2009.

(c)	The Clarksburg, West Virginia facility, which is located on 15 acres, was part of our acquisition of the BioSafety Division of Maxxim Medical, Inc. in October 2002.

(d)	The Gallaway, Tennessee facility, which is located on 25 acres, was part of our acquisition of Medegen in October 2006.

(e)	The office in Shanghai, China is leased at an annual rental of $100.

(f)	The warehouse facility in Fletcher, North Carolina is leased at an annual rental of $107.

(g)	The warehouse facility in Oakland, Tennessee is leased at an annual rental of $225.

(h)
The Toano, Virginia facility located on 12 acres is subject to a capital lease that was assumed as part of our acquisition of AVID in August 2010 and requires monthly payments of $127 with increases of 2% per annum.

ITEM 3. LEGAL PROCEEDINGS

As of June 12, 2013, we are involved in a product liability case arising out of the conduct of our ordinary course of business, which are covered by insurance.  While the results of the lawsuit cannot be predicted with certainty, management does not expect that the ultimate liability, if any, will have a material adverse effect on our financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price for the Common Stock

Our Common Stock trades on the NASDAQ Global Select Stock Market under the symbol “MDCI.”  As of June 12, 2013, there were approximately 151 stockholders of record, which does not include approximately 4,481 beneficial owners of shares held in the names of brokers or other nominees.  The following table sets forth, for the periods indicated, the high and low intra-day prices per share of our Common Stock as reported by the NASDAQ Global Select Stock Market.

	High	Low
Fiscal 2013
First Quarter	$5.74	$3.04
Second Quarter	3.90	3.34
Third Quarter	3.63	2.25
Fourth Quarter	6.00	2.95

Fiscal 2012
First Quarter	$9.74	$8.06
Second Quarter	8.66	5.00
Third Quarter	5.73	4.41
Fourth Quarter	6.00	4.98

Dividends

We have never paid cash dividends, and do not anticipate paying dividends in the foreseeable future as the Board of Directors intends to retain future earnings for use in our business.  Any future determination as to the payment of dividends will depend upon our financial condition, results of operations and such other factors as the Board of Directors deems relevant.  In addition, our New Credit Agreement contains covenants limiting the declaration and distribution of a cash dividend.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Performance Graph

The graph above shows the cumulative total return on our Common Stock against the cumulative total return of the Standard & Poor 500 Stock Index and the Standard & Poor Healthcare (Medical Products and Supplies) Industry for the period of five years commencing March 31, 2008 and ending March 31, 2013.  The comparison assumes $100 was invested on March 31, 2008 in our Common Stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph above represents historical stock performance and is not necessarily indicative of future stock price performance.

The information in this Form 10-K appearing under the heading “Performance Graph” is being “furnished” pursuant to Item 201(e) of Regulation S-K under the Securities Act and shall not be deemed to be “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act.

ITEM 6 - SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing in Item 8,  “Financial Statements and Supplementary Data” of this Form 10-K.

The consolidated financial data includes the impact of the AVID acquisition as of August 27, 2010.  The historical results are not necessarily indicative of the results to be expected in any future period.

	Fiscal Year Ended March 31,
	2013	2012	2011	2010	2009
Earnings Data
Net sales	$441,593	$437,321	$362,494	$290,146	$296,070

Income (loss) before income taxes and extraordinary items	(74,455)	998	9,013	27,358	8,096
Net income (loss)	(54,856)	181	4,354	16,841	4,955
Net income (loss) per common share:
Basic	$(3.35)	$0.01	$0.27	$1.04	$0.31
Diluted	$(3.35)	$0.01	$0.27	$1.03	$0.31

Balance Sheet Data
Total assets	$206,899	$297,144	$303,542	$200,796	$215,166
Working capital	52,163	60,621	41,017	24,040	48,811
Long-term debt including capital leases (less current portion)	64,805	81,325	72,566	2,734	53,147
Stockholders' equity	94,909	148,807	148,227	142,722	122,005

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We manufacture and market single-use medical products used principally by acute care facilities within the U.S.  We divide our product lines into two markets, Clinical Care and Patient Care. Our Clinical Care market includes custom procedure trays, minor procedure kits and trays, operating room disposables and sterilization products, and dressings and surgical sponges. Our Patient Care market includes patient bedside products, containment systems for medical waste and laboratory products.

Our growth strategy has included both acquisitions and expansion of existing product lines. In August 2010, we acquired AVID which markets and assembles custom procedure trays. AVID’s net sales were $149,201 for fiscal 2013 and $138,466 for fiscal 2012.  While we had previously made both custom and standard minor procedure kits and trays, the acquisition of AVID significantly expanded our product line offerings within the Clinical Care market, increased our sales team and provided opportunities to cross sell our existing product lines. We have supply agreements with substantially every major GPO and IDN in the country including Novation, Premier and MedAssets.  A majority of the acute care facilities that we sell to belong to at least one GPO.  The supply agreements awarded to us through these GPOs designate us as a sole-source or multi-source provider for substantially all of our product offerings. The supply agreements with GPOs and IDNs typically have no minimum purchase requirements and terms of one to three years that can be terminated on 90 days’ advance notice.  While the acute care facilities associated with the GPOs and IDNs are not obligated to purchase our product offerings, many of these supply agreements have resulted in unit sales growth.  Acute care facility orders purchased through our supply agreements with the three largest GPOs in the healthcare industry, Novation, Premier and MedAssets, accounted for $226,182 or 51% of our total net sales for the fiscal year ended March 31, 2013.

Although over time we have increased revenues both organically and via acquisition, at this time we are focusing our resources on increasing sales within existing product lines and continuing synergy initiatives associated with the AVID acquisition to drive organic sales growth.

We source our products from our four production facilities in the U.S. and from foreign suppliers, principally based in China. The principal raw materials used in the production of our product lines include resin and cotton. Our production facilities consume approximately 53 million pounds of resin, namely polypropylene and polyethylene, per year. Cotton is purchased by our foreign suppliers and converted into finished products, principally operating room towels and laparotomy sponges. We purchase finished goods that contain approximately 11 million pounds of cotton per year.

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

During fiscal 2013, 2012 and 2011 we reported net sales of $441,593, $437,321 and $362,494, respectively. Our net income (loss) and earnings (loss) per diluted share during fiscal 2013, 2012 and 2011 were ($54,856) and ($3.35) per share, $181 and $0.01 per share and $4,354 and $0.27 per share, respectively. Our profitability during fiscal 2013 was adversely affected by a $77,780 goodwill impairment charge and certain expenses associated with the renegotiation of our Prior Credit Agreement.

The following table sets forth certain operational data (in dollars and as a percentage of net sales) for fiscal years 2013, 2012 and 2011:

	Fiscal 2013	Percent of Net Sales	Fiscal 2012	Percent of Net Sales	Fiscal 2011	Percent of Net Sales
Net sales	$441,593	100.0%	$437,321	100.0%	$362,494	100.0%
Cost of sales	369,224	83.6%	372,380	85.2%	298,615	82.4%
Gross profit	72,369	16.4%	64,941	14.8%	63,879	17.6%
Selling, general and administrative expenses	64,277	14.6%	59,372	13.6%	51,978	14.3%
Goodwill impairment charge	77,780	17.6%	-	0.0%	-	0.0%
Operating income (loss)	(69,688)	-15.8%	5,569	1.3%	11,901	3.3%
Interest expense, net	4,767	1.1%	4,571	1.0%	2,888	0.8%
Income (loss) before income taxes and extraordinary items	(74,455)	-16.9%	998	0.2%	9,013	2.5%
Income tax expense (benefit)	(19,599)	-4.4%	1,272	0.3%	3,821	1.1%
Income (loss) before extraordinary items	(54,856)	-12.4%	(274)	-0.1%	5,192	1.4%
Extraordinary gain (loss), net of income taxes	-	0.0%	455	0.1%	(838)	-0.2%
Net income (loss)	$(54,856)	-12.4%	$181	0.0%	$4,354	1.2%

FISCAL 2013 COMPARED TO FISCAL 2012

The following table sets forth net sales by market for fiscal years 2013 and 2012:

	Fiscal 2013	Fiscal 2012	Increase (decrease) due to price / mix	Increase (decrease) due to volume / mix
Clinical Care Market Sales	$284,190	$273,126	$3,077	$7,987
Patient Care Market Sales	169,816	178,697	(1,563)	(7,318)
Sales Related Adjustments	(12,413)	(14,502)	2,100	(11)
Total Net Sales	$441,593	$437,321	$3,614	$658

Net sales were $441,593 during fiscal 2013 and $437,321 during fiscal 2012, representing an increase of $4,272 or 1.0%. The increase in net sales was comprised of $3,614 in higher average selling prices and $658 in higher volumes.  The increase in average selling prices resulted principally from net price increases of $4,838 on custom procedure trays and operating room products as well as a decrease of $2,100 in sales related adjustments. The selling price increases were partially offset by $3,759 in lower pricing on patient bedside disposable products and minor procedure kits and trays. The increase in volumes was predominantly attributable to higher domestic market penetration of our minor procedure kits and trays and custom procedure trays, partially offset by domestic market losses in operating room products, protective apparel and containment systems for medical waste.

Gross profit was $72,369 during fiscal 2013 and $64,941 during fiscal 2012, representing an increase of $7,428 or 11.4%. Gross profit as a percentage of net sales was 16.4% during fiscal 2013 and 14.8% during fiscal 2012.  Our products generated $7,428 more in gross profit compared to the prior fiscal year due to the increase in average selling prices, the mix of products sold and a decrease in costs of raw materials.

Resin-related product lines, which include containment systems for medical waste, patient bedside disposable products and laboratory products, represent approximately 35% of our fiscal 2013 revenues.  The primary raw material utilized in the manufacture of these products is plastic resin.  In recent years, we have consistently increased the amount of resin used in production due to higher market penetration, a reduction in outsourcing and a change in the mix of products produced.  During fiscal 2013, we used over 53 million pounds of resin in production.  The average purchase price of the resins used in production has increased significantly since fiscal 2010; however, resin prices decreased in fiscal 2013 as compared to fiscal 2012.  Our gross profit during fiscal 2013 as compared to fiscal 2012 increased by $2,999 due to lower resin prices.

During fiscal 2013, we imported approximately $64,689 of finished goods and certain raw materials from overseas vendors, principally China. Our main imports are operating room products, which include operating room towels and laparotomy sponges, minor procedure kits and trays and surgical instruments used in our minor procedure kits and trays and certain containment products and patient bedside disposable products that we do not produce domestically. The products we procure from China-based vendors include plastic resin and cotton as raw materials.

The costs within the global market for cotton, while still volatile, have declined from their peak in March 2011. We do not directly purchase unfinished cotton and convert the material into finished goods; however, cotton is the primary raw material utilized by our vendors in the production of our operating room towels and laparotomy sponges.   The volume of cotton included in our products is estimated to be approximately 11 million pounds per annum. Our gross profit during fiscal 2013 increased by $780 due to lower costs of products sourced from overseas vendors.

During the three months ended March 31, 2013, we identified an overstatement of inventories at our West Virginia location that arose during the five year period ended March 31, 2012.  After consideration of both quantitative and qualitative factors, we determined the amounts were not material to any of those prior period financial statements or the fiscal 2013 consolidated results of operations and thus corrected the inventory balance in the year and three months ended March 31, 2013.  The adjustment resulted in a reduction of inventory of $829, with a corresponding increase in cost of sales in the consolidated statement of operations for the year and three months ended March 31, 2013.

Selling, general and administrative expenses amounted to $64,277 and $59,372 in fiscal 2013 and 2012, respectively.  The increase was primarily due to $3,108 in higher compensation-related expenses, $1,717 in consulting services associated with the renegotiation of our Prior Credit Agreement and $1,864 in higher GPO administration fees resulting from a change in the mix of sales and a new GPO agreement.  The increases were partially offset by declines of $670 in depreciation expense and $1,114 in all other selling, general and administrative expenses.

Distribution expenses, which are essentially warehousing, storing, packing and certain shipping costs, are included in selling, general and administrative expenses and amounted to $8,321 and $7,474 in fiscal 2013 and 2012, respectively.  The increase was primarily due to higher labor costs, principally medical and overtime expenses.  We do not classify any expenses as distribution related in our Toano, Virginia facility added in the AVID acquisition as we utilize a third-party logistics provider for that facility’s supply chain management functions.  Such expenses are deemed to be freight-out and are included in cost of sales.

The goodwill impairment charge of $77,780 recorded during fiscal 2013 represents our impairment analysis that was performed in connection with our annual assessment of goodwill.  The initial goodwill impairment charge of $78,609, reported during the three and nine months ended December 31, 2012, was reduced by $829 during the fourth quarter of fiscal 2013 to properly reflect the book value of certain inventories.

Interest expense amounted to $4,767 and $4,571 in fiscal 2013 and 2012, respectively.  The increase in interest expense was attributable to an increase in interest rates under our Prior Credit Agreement.

During fiscal 2012, we negotiated a $700 settlement with our insurance broker for reimbursement of inventories damaged as a result of weather-related water damage.  This reimbursement was categorized as an extraordinary gain in our consolidated statement of operations.

Income tax expense (benefit) amounted to ($19,599) and $1,517 (inclusive of the applicable taxes resulting from extraordinary items) for fiscal 2013 and 2012, respectively.  Income tax expense (benefit) as a percentage of income before income taxes was (26.3%) and 127.5% for fiscal 2013 and 2012, respectively. The tax benefit for fiscal 2013 was less than the federal statutory rate of 35.0% primarily due to a portion of the goodwill impairment that was not deductible for income tax purposes.

FISCAL 2012 COMPARED TO FISCAL 2011

The following table sets forth net sales by market for fiscal years 2012 and 2011:
	Fiscal 2012	Fiscal 2011	Increase (decrease) due to price / mix	Increase (decrease) due to volume / mix
Clinical Care Market Sales	$273,126	$204,940	$(5,011)	$73,197
Patient Care Market Sales	178,697	168,811	(718)	10,604
Sales Related Adjustments	(14,502)	(11,257)	(2,377)	(868)
Total Net Sales	$437,321	$362,494	$(8,106)	$82,933

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
Resin-related product lines which include containment systems for medical waste, patient bedside disposable products and laboratory products product lines, represented approximately 36% of our fiscal 2012 revenues.  The primary raw material utilized in the manufacture of these products is plastic resin.  In recent years, we have consistently increased the amount of resin used in production due to higher market penetration, a reduction in outsourcing and a change in the mix of products produced.  During fiscal 2012, we used over 52 million pounds of resin in production.  The average purchase price of the resins used in production has increased significantly since fiscal 2010.  Our gross profit during fiscal 2012 as compared to fiscal 2011 was unfavorably impacted by $4,954 due to higher resin prices.
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
The costs within the global market for cotton, while still volatile, have declined from their peak in March 2011. We do not directly purchase unfinished cotton and convert the material into finished goods; however, cotton is the primary raw material utilized by our vendors in the production of our operating room towels and laparotomy sponges. Notwithstanding the decline in cotton prices, we have not seen a corresponding decline in the cost of our finished goods cotton products, which are primarily sourced from China-based vendors.  The volume of cotton included in our products is estimated to be approximately 11 million pounds per annum. Our gross profit during fiscal 2012 was unfavorably impacted by $4,964 due to higher costs of products sourced from overseas vendors.
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
Distribution expenses, which are essentially warehousing, storing, packing and certain shipping costs, are included in selling, general and administrative expenses and amounted to $7,474 and $7,276 in fiscal 2012 and 2011, respectively.  The increase was primarily due to higher labor costs, principally medical and overtime expenses.  We do not classify any expenses as distribution related in our Toano, VA facility added in the AVID acquisition as we utilize a third-party logistics provider for that facility’s supply chain management functions.  Such expenses are deemed to be freight-out and are included in cost of sales.
Interest expense amounted to $4,571 and $2,888 in fiscal 2012 and 2011, respectively.  The increase in interest expense was attributable to a net increase in average principal loan balances outstanding and an increase in interest rates under our Prior Credit Agreement.
During fiscal 2011, we incurred an extraordinary pre-tax loss of $1,455 relating to inventories damaged as a result of weather-related water damage.  The inventories damaged were predominantly patient bedside disposables and did not negatively impact our service levels with respect to this product line.  During fiscal 2012, we negotiated a settlement with our insurance broker for reimbursement of these damaged inventories in the amount of $700.  This reimbursement has been categorized as an extraordinary gain in our consolidated statement of operations.
Income tax expense amounted to $1,517 and $3,204, inclusive of the applicable taxes resulting from the aforementioned extraordinary items for fiscal 2012 and 2011, respectively.  Income tax expense as a percentage of income before income taxes was 127.5% and 42.4% for fiscal 2012 and 2011, respectively.  The change in our effective tax rate in fiscal 2012 was primarily due to the recording of a valuation allowance against certain state net operating loss carry-forwards.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents changed as follows for the fiscal years ended March 31:

	2013	2012	2011
Cash provided by operating activities	$19,748	$4,013	$5,174
Cash used in investing activities	$(1,468)	$(779)	$(66,163)
Cash provided by (used in) financing activities	$(23,106)	$459	$57,039
Increase (decrease) in cash and cash equivalents	$(4,826)	$3,693	$(3,950)

Historically, our primary sources of liquidity and capital resources have included cash provided by operations and the use of available borrowing under our credit facilities while the primary uses of liquidity and capital resources have included acquisitions, capital expenditures and payments on debt.

Cash provided by operating activities during fiscal 2013 was primarily comprised of net loss from operations of $54,856, a non-cash goodwill impairment charge, net of income taxes of $56,978, depreciation of $5,048, amortization of $3,942 and increases in accounts payable of $2,228 and accrued expenses of $7,510 and a decrease in inventories of $811.  This was partially offset by an increase in accounts receivable of $1,785.

Cash used in investing activities during fiscal 2013 consisted primarily of $1,472 in capital expenditures. The majority of the capital expenditures related to machinery and equipment for our injection molding facility located in Gallaway, Tennessee. Our Prior Credit Agreement contained certain covenants and restrictions, which included limitations on capital expenditures. We were permitted under the terms of the Prior Credit Agreement to spend up to $4,000 on capital expenditures per annum.  During fiscal 2013, 2012 and 2011, we spent $1,472, $907 and $3,642, respectively, on capital expenditures.  Our New Credit Agreement contains certain restrictive covenants but does not limit the amount of capital expenditures per annum.  On an annual basis, management expects to make capital expenditures on machinery and equipment to improve efficiencies at our manufacturing facilities.

Cash used in financing activities during fiscal 2013 consisted primarily of $22,970 in net payments under the Prior Credit Agreement.  During the fiscal year ended March 31, 2013, our borrowings under our term loan decreased $8,000 while borrowings under our revolving credit facility decreased $14,970.

Financial Position

The following table sets forth certain liquidity and capital resources data for the periods indicated:

	March 31, 2013	March 31, 2012

Cash and Cash Equivalents	$558	$5,384
Accounts Receivable, net	$32,615	$30,845
Days Sales Outstanding	27.0	26.0
Inventories, net	$53,014	$53,825
Inventory Turnover	6.3	6.3
Current Assets	$92,338	$98,183
Goodwill	$30,021	$107,801
Working Capital	$52,163	$60,621
Current Ratio	2.3	2.6
Total Borrowings	$66,351	$89,457
Stockholders' Equity	$94,909	$148,807
Debt to Equity Ratio	0.70	0.60

Total borrowings outstanding were $66,351 with a debt to equity ratio of 0.70 to 1.0 at March 31, 2013 as compared to $89,457 with a debt to equity ratio of 0.60 to 1.0 at March 31, 2012.  Cash and cash equivalents at March 31, 2013 were $558 and we had $18,826 available for borrowing under our Prior Credit Agreement.  In addition, as of March 31, 2013, we were in compliance with all covenants and financial ratios under the Prior Credit Agreement.  Working capital at March 31, 2013 was $52,163 compared to $60,621 at March 31, 2012 and the current ratio at March 31, 2013 was 2.3 to 1.0 compared to 2.6 to 1.0 at March 31, 2012.  The decrease in working capital was primarily due to the decrease in cash and increases in accounts payable and accrued expenses.

On May 17, 2013, we entered into our New Credit Agreement.  A portion of the proceeds of our New Credit Agreement was used to repay all amounts due under the Prior Credit Agreement.  Upon such repayment, the Prior Credit Agreement was terminated.  The New Credit Agreement provides for a maximum borrowing capacity of $65,000, consisting of the following loans; (1) a $11,505 secured term loan fully drawn by us on May 17, 2013, (2) $5,000 in unsecured delayed draw term loans and (3) up to $53,495 in secured revolving loans, which may be reduced by the amount of any outstanding delayed draw term loans drawn by us.  The revolving loans are used to finance the working capital needs and general corporate purposes of our Company and our subsidiaries and for permitted acquisitions.  If our Excess Availability (as defined in the New Credit Agreement) falls below a specified amount, we will be required to comply with specified financial covenants relating to; (1) a minimum fixed charge coverage ratio of 1.00 to 1.00, measured on a month-end basis and (2) until financial statements are delivered for the month ending July 31, 2013, minimum earnings before interest, taxes, depreciation and amortization for certain month-end periods, including negative $800 for the one month period ending April 30, 2013, $700 for the two month period ending May 31, 2013 and $3,000 for the three month period ending June 30, 2013.  If we draw a delayed draw term loan, we will be required to comply with a maximum leverage ratio covenant ranging from 3:00 to 1.00 to 3.25 to 1.00, measured on a month-end basis.  In addition, we had committed to certain post-closing conditions, including providing monthly financial statements, annual updates of financial projections and the filing of a mortgage on our Brentwood, New York corporate headquarters.  Because, as of June 12, 2013; (1) our Excess Availability under the New Credit Agreement was approximately $15,900 and (2) we had not drawn a delayed draw term loan, we were not subject to any financial covenants under the New Credit Agreement.  As of March 31, 2013, we were in compliance with all applicable covenants and financial ratios under the Prior Credit Agreement and as of June 12, 2013 we were in compliance with all applicable covenants under the New Credit Agreement.

Borrowings under the New Credit Agreement are collateralized by substantially all of our assets and are fully guaranteed by us and our subsidiaries.  The New Credit Agreement contains certain restrictive covenants, including, among others, covenants limiting our ability to incur indebtedness, grant liens, guarantee obligations, sell assets, make loans and investments, enter into merger and acquisition transactions and declare or make dividends.  Please see Note 7 of our consolidated financial statements for additional information regarding the New Credit Agreement.

We are committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital and generating cash flows necessary to meet operating requirements.  We believe that anticipated future cash flow from operations, coupled with our cash on hand and available funds under our New Credit Agreement will be sufficient to meet working capital requirements for the next twelve months.  Although we have borrowing capacity under our New Credit Agreement, have cash on hand and anticipate future cash flow from operations, we may be limited in our ability to allocate funds for purposes such as potential acquisitions, capital expenditures, marketing, development and other general corporate purposes.  In addition, we may be limited in our flexibility in planning for or responding to changing conditions in our business and our industry, making us more vulnerable to general economic downturns and adverse developments in our business.

CONTRACTUAL OBLIGATIONS

The following table represents our future material, long-term contractual obligations as of March 31, 2013:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Principal payment of long-term debt	$52,700	$1,370	$3,288	$3,288	$44,754
Capital lease obligation	28,300	1,518	3,129	3,254	20,399
Purchase obligations	7,510	7,510	-	-	-
Operating leases	2,357	1,046	1,287	24	-
Defined benefit pension payments	786	57	123	141	465
Total Contractual Obligations	$91,653	$11,501	$7,827	$6,707	$65,618

There are approximately $595 of estimated liabilities related to unrecognized tax benefits that have been excluded from the contractual obligations table because we could not make a reasonable estimate of when those amounts would become payable.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are summarized in Note 1 of our consolidated financial statements.  While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical.  Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and/or estimates.  Actual results may differ from those estimates.

The accounting policies identified as critical are as follows:

Revenue Recognition - Revenue from the sale of products is recognized when we meet all of the criteria specified in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. These criteria include:

•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred or services have been rendered;
•	The seller’s price to the buyer is fixed or determinable; and
•	Collection of the resulting receivable is reasonably assured.

Customer purchase orders and/or sales agreements evidence our sales arrangements. These purchase orders and sales agreements specify both selling prices and quantities, which are the basis for recording sales revenue. Any deviation from this policy requires management review and approval. Trade terms are negotiated on a customer by customer basis and for the majority of our sales include that title and risk of loss pass from us to the customer when we ship products from our facilities, which is when revenue is recognized. In instances of shipments made on consignment, revenue is deferred until a customer indicates to us that it has used our products. We conduct ongoing credit evaluations of our customers and ship products only to customers that satisfy our credit evaluations. Products are shipped primarily to distributors at an agreed upon list price. Distributors then resell the products primarily to hospitals and depending on agreements between us, the distributors and the hospitals, the distributors may be entitled to a rebate. We deduct all rebates from sales and have a provision for allowances based on historical information for all rebates that have not yet been processed.

Income Taxes – We account for income taxes under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date.

We must also assess the likelihood that deferred tax assets will be realized and, based on this assessment establish a valuation allowance, if required. The determination of our valuation allowance involves assumptions, judgments, and estimates, including forecasted earnings, future taxable income, and the relative proportions of revenue and income before taxes in the various state and local jurisdictions in which we operate. To the extent we establish a valuation allowance or change the valuation allowance in a period, we reflect the change with a corresponding increase or decrease to our tax provision in our consolidated statement of operations.

We are also required to compute our current income tax expense in each federal, state, and local jurisdiction in which we operate. Our judgments, assumptions, and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws, and possible outcomes of current and future audits. Changes in tax laws or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our consolidated balance sheet and consolidated statement of operations.

In accordance with the provisions of ASC 740, Income Taxes, we recognize in our financial statements only those tax positions that meet the more-likely-than-not-recognition threshold.  For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement.  For those tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the consolidated financial statements.  Interest and penalties associated with income tax matters are included in the provision for income taxes in our consolidated statements of operations. The provisions of ASC 740 did not have a material impact on our consolidated financial position.

Inventories – We value our inventory at the lower of the actual cost to purchase and/or manufacture or the current estimated market value of the inventory.  On an ongoing basis, inventory quantities on hand are viewed and an analysis of the provision for excess and obsolete inventory is performed based primarily on our estimated sales forecast of product demand, which is based on sales history and anticipated future demand.  A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand.  Additionally, our estimates of future product demand may prove to be inaccurate in which case we may have understated or overstated the provision required for excess and obsolete inventory.  Accordingly, future adjustments to the provision may be required.  Although every effort is made to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and reported operating results.  Historically, we have not experienced any significant inventory write-downs due to excess, slow moving and obsolete inventory.

Goodwill and Other Intangibles – Acquistion accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the assets and liabilities purchased, with the excess value, if any, being classified as goodwill.  As a result of our acquisitions, values were assigned to intangible assets principally for trademarks, tradenames and customer relationships.  Finite useful lives were assigned to these intangibles, if appropriate, and they will be amortized over their remaining life.  As with any intangible asset, future write-downs may be required if the value of these assets becomes impaired.

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

Property, Plant and Equipment – Property, plant and equipment are depreciated over their useful lives.  Useful lives are based on management’s estimates of the period that the asset will provide economic benefit.  Any change in conditions that would cause management to change its estimate as to the useful lives of a group or class of assets may significantly impact our depreciation expense on a prospective basis.

Allowance for Doubtful Accounts – We perform ongoing credit evaluations on our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information.  We continuously monitor collections and payments from customers and a provision for estimated credit losses is maintained based upon our historical experience and on specific customer collection issues that have been identified.  While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that the same credit loss rates will be experienced in the future.  Concentration risk exists relative to our accounts receivable, as 64% of our total accounts receivable balance as of March 31, 2013 is concentrated in two distributors.  While the accounts receivable related to these distributors may be significant, we do not believe the credit loss risk to be significant given the consistent payment history of these distributors.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Please see Note 1 of our consolidated financial statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, such as changes in foreign exchange rates, interest rates and commodity pricing risks. The following quantitative and qualitative information is provided about market risks to which we were exposed at March 31, 2013, and from which we may incur future gains or losses. We have not entered, nor do we intend to enter, into derivative financial instruments for speculative purposes.

Hypothetical changes in interest rates chosen for the estimated sensitivity analysis below are considered to be reasonable near-term changes generally based on consideration of past fluctuations for this risk category. However, since it is not possible to accurately predict future changes in interest rates, these hypothetical changes may not necessarily be an indicator of probable future fluctuations.

Foreign Currency Risk

A significant portion of our raw materials are purchased from China, which gives rise to risk from changes in foreign currency exchange rates between the Chinese Yuan and the U.S. Dollar. To mitigate our exposure to this risk, we attempt to denominate our transactions in foreign locations in U.S. Dollars. While all of such purchases are denominated in U.S. Dollars, to the extent that the U.S. Dollar decreases in value relative to the Chinese Yuan, our cost of sales may increase and our gross profit may decrease. We do not currently hold or issue foreign exchange contracts or other derivative instruments to hedge these exposures.

We currently do not sell a significant portion of our products outside of the U.S., and as such, we do not hedge against foreign currency fluctuations that may impact our sales in foreign countries. If we change our intent with respect to such international investment, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows.

Interest Rate Risk

As of March 31, 2013, there was approximately $52,700 in aggregate outstanding borrowings under our Prior Credit Agreement.  Our Prior Credit Agreement contained a floating interest rate based on the alternate base rate of interest plus a spread of 3%, or at LIBOR rate plus a spread of 4%.  Assuming the outstanding balance remained unchanged, a 1% change in the alternate base rate as of March 31, 2013 would have resulted in an increase in annual interest expense of approximately $527 and a 1% change in the LIBOR rate as of March 31, 2013 would have resulted in an increase in annual interest expense of approximately $527.

As of June 12, 2013, there was approximately $47,900 in aggregate outstanding borrowings under our New Credit Agreement.  Term loans outstanding under the New Credit Agreement bear interest at a rate per annum equal to, at our election, (1) LIBOR Rate (as defined in the New Credit Agreement) plus a margin ranging from 2.50% to 3.00%, depending on the Average Access Availability (as defined in the New Credit Agreement) at the time of calculation, or (2) Base Rate (as defined in the New Credit Agreement) plus a margin ranging from 1.50% to 2.00%, depending on the Average Access Availability at the time of calculation. Revolving loans outstanding under the New Credit Agreement bear interest at a rate per annum equal to, at our election, (1) LIBOR Rate plus a margin ranging from 2.00% to 2.50%, depending on the Average Access Availability at the time of calculation, or (2) Base Rate plus a margin ranging from 1.00% to 1.50%, depending on the Average Access Availability at the time of calculation. If drawn, delayed draw term loans outstanding under the New Credit Agreement will bear interest at a rate per annum equal to, at our election, (1) LIBOR Rate plus a margin ranging from 4.25% to 4.75%, depending on the Average Access Availability at the time of calculation, or (2) Base Rate plus a margin ranging from 3.25% to 3.75%, depending on the Average Access Availability at the time of calculation.  Assuming the outstanding balance remained unchanged, a 1% change in the LIBOR Rate as of June 12, 2013 would result in an increase in annual interest expense of approximately $479 and a 1% change in the Base Rate as of June 12, 2013 would result in an increase in annual interest expense of approximately $479.

We have not entered into interest rate hedging arrangements in the past, and have no plans to do so. Due to fluctuating balances in the amount outstanding under our New Credit Agreement, we do not believe such arrangements to be cost effective.

Commodity Price Risk

Our exposure to changing commodity prices is somewhat limited since the majority of our raw materials are acquired at posted or market related prices, and sales prices for many of our finished products are at market related prices which are generally in line with industry practice. Although we have not hedged our commodity exposures in the past, we may do so in the future.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements and Schedule:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Medical Action Industries Inc.:

We have audited the accompanying consolidated balance sheet of Medical Action Industries Inc. and subsidiaries as of March 31, 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of Medical Action Industries Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Action Industries Inc. and subsidiaries as of March 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Medical Action Industries Inc.’s internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 14, 2013 expressed an adverse opinion on the effectiveness of Medical Action Industries Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Melville, New York

June 14, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Medical Action Industries Inc.

We have audited the accompanying consolidated balance sheet of Medical Action Industries Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2012.  Our audits of the consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2) for the years ended March 31, 2012 and 2011. These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Action Industries Inc. and subsidiaries as of March 31, 2012 and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule for the years ended March 31, 2012 and 2011, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

New York, New York
June 14, 2012

Medical Action Industries Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	March 31, 2013	March 31, 2012

Current Assets
Cash and cash equivalents	$558	$5,384
Accounts receivable, less allowance for doubtful accounts of $793 at March 31, 2013 and $781 at March 31, 2012	32,615	30,845
Inventories, net	53,014	53,825
Prepaid expenses	1,424	1,831
Deferred income taxes	1,410	3,139
Prepaid income taxes	1,022	1,279
Other current assets	2,295	1,880
Total Current Assets	92,338	98,183

Property, plant and equipment, net	44,960	49,085
Goodwill	30,021	107,801
Other intangible assets, net	36,586	39,223
Other assets, net	2,994	2,852
Total Assets	$206,899	$297,144

Current Liabilities
Accounts payable	$13,523	$11,295
Accrued expenses	25,106	18,135
Current portion of capital lease obligations	176	132
Current portion of long-term debt	1,370	8,000
Total Current Liabilities	40,175	37,562

Other long-term liabilities	595	-
Deferred income taxes	6,415	29,450
Capital lease obligations, less current portion	13,475	13,655
Long-term debt, less current portion	51,330	67,670
Total Liabilities	111,990	148,337

Stockholders’ Equity:

Common stock 40,000 shares authorized, $.001 par value; issued and outstanding 16,391 shares at March 31, 2013 and March 31, 2012	16	16
Additional paid-in capital, net	35,492	34,478
Accumulated other comprehensive loss	(773)	(717)
Retained earnings	60,174	115,030
Total Stockholders’ Equity	94,909	148,807
Total Liabilities and Stockholders’ Equity	$206,899	$297,144

See accompanying notes to the consolidated financial statements.

Medical Action Industries Inc.
Consolidated Statement of Operations
(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2013	2012	2011
Net sales	$441,593	$437,321	$362,494
Cost of sales	369,224	372,380	298,615
Gross profit	72,369	64,941	63,879
Goodwill impairment charge	77,780	-	-
Selling, general and administrative expenses	64,277	59,372	51,978
Operating income (loss)	(69,688)	5,569	11,901
Interest expense, net	4,767	4,571	2,888
Income (loss) before income taxes and extraordinary items	(74,455)	998	9,013

Income tax (benefit) expense	(19,599)	1,272	3,821

Income (loss) before extraordinary items	(54,856)	(274)	5,192

Extraordinary gain (loss), net of income taxes	-	455	(838)

Net income (loss)	$(54,856)	$181	$4,354

Basic earnings (loss) per share:
Income (loss) before extraordinary items	$(3.35)	$(0.02)	$0.32
Extraordinary gain (loss), net of income taxes	-	0.03	(0.05)
Net income (loss)	$(3.35)	$0.01	$0.27
Weighted-average common shares outstanding (basic)	16,391	16,391	16,354

Diluted earnings (loss) per share:
Income (loss) before extraordinary items	$(3.35)	$(0.02)	$0.32
Extraordinary gain (loss), net of income taxes	-	0.03	(0.05)
Net income (loss)	$(3.35)	$0.01	$0.27
Weighted-average common shares outstanding (diluted)	16,391	16,391	16,390

See accompanying notes to the consolidated financial statements.

Medical Action Industries Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Fiscal Year Ended March 31,
	2013	2012	2011

Net income (loss)	$(54,856)	$181	$4,354
Other comprehensive income (loss):
Pension liability adjustment, net of income tax	(56)	(280)	(63)
Total comprehensive income (loss)	$(54,912)	$(99)	$4,291

See accompanying notes to the consolidated financial statements.

Medical Action Industries Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
Balance at March 31, 2010	16,344	$16	$32,585	$(374)	$110,495	$142,722

Net income		-	-	-	4,354	4,354
Pension liability adjustment, net of income tax of ($46)		-	-	(63)	-	(63)
Exercise of stock options, net	46	-	173	-	-	173
Issuance of common stock pursuant to restricted management stock bonus plan	8					-
Retirement of unvested restricted stock awards	(15)					-
Amortization of deferred compensation		-	43	-	-	43
Tax effect from vesting/cancellation of stock under restricted management stock bonus plan and the exercise of options		-	279	-	-	279
Stock-based compensation		-	719	-	-	719
Balance at March 31, 2011	16,383	$16	$33,799	$(437)	$114,849	$148,227

Net income			-	-	181	181
Pension liability adjustment, net of income tax of ($125)			-	(280)	-	(280)
Exercise of stock options, net	8	-	20	-	-	20
Amortization of deferred compensation			20	-	-	20
Tax effect from vesting/cancellation of stock under restricted management stock bonus plan and the exercise of options			51	-	-	51
Stock-based compensation			588	-	-	588
Balance at March 31, 2012	16,391	$16	$34,478	$(717)	$115,030	$148,807

Net loss			-	-	(54,856)	(54,856)
Pension liability adjustment, net of income tax of ($20)			-	(56)	-	(56)
Amortization of deferred compensation			9	-	-	9
Stock-based compensation			1,005	-	-	1,005
Balance at March 31, 2013	16,391	$16	$35,492	$(773)	$60,174	$94,909

See accompanying notes to the consolidated financial statements.

Medical Action Industries Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended March 31,
	2013	2012	2011

Cash flows from operating activities:
Net income (loss)	$(54,856)	$181	$4,354
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Extraordinary (gain) loss	-	(700)	1,455
Depreciation	5,048	5,720	5,553
Amortization	3,942	4,289	3,328
Goodwill impairment charge	77,780	-	-
Provision for allowance for doubtful accounts	15	72	12
Deferred income taxes	(21,306)	2,419	746
Stock-based compensation	1,014	608	762
Excess tax liability (benefit) from stock-based compensation	-	(300)	140
Gain on sale of property and equipment	-	-	19
Tax benefit from vesting of stock under restricted management stock bonus plan and exercise of stock options	-	51	279
Changes in operating assets and liabilities:
Accounts receivable	(1,785)	1,198	(3,632)
Inventories	811	827	(11,787)
Prepaid expenses and other current assets	(8)	328	462
Prepaid income taxes	257	659	158
Other assets	(902)	(1,185)	(2,098)
Accounts payable	2,228	(5,774)	2,004
Accrued expenses and other	7,510	(4,380)	3,419
Net cash provided by operating activities	19,748	4,013	5,174

Cash flows from investing activities:
Purchase price and related acquisition costs	-	125	(62,525)
Purchases of property, plant and equipment	(1,472)	(907)	(3,642)
Proceeds from sale of property and equipment	4	3	4
Net cash used in investing activities	(1,468)	(779)	(66,163)

Cash flows from financing activities:
Proceeds from revolving line of credit and long-term borrowings	90,150	105,867	184,823
Principal payments on revolving line of credit and long-term borrowings	(113,120)	(105,333)	(127,922)
Principal payments on capital lease obligations	(136)	(95)	(35)
Proceeds from exercise of employee stock options	-	20	173
Net cash provided by (used in) financing activities	(23,106)	459	57,039

Net increase (decrease) in cash and cash equivalents	(4,826)	3,693	(3,950)
Cash and cash equivalents at beginning of year	5,384	1,691	5,641
Cash and cash equivalents at end of year	$558	$5,384	$1,691

Supplemental disclosures:
Interest paid	4,314	4,505	1,989
Income taxes paid (refunded)	855	(1,304)	2,063

See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements
Medical Action Industries Inc. • March 31, 2013

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMPANY BACKGROUND AND DESCRIPTION OF BUSINESS
Medical Action Industries Inc. (“Medical Action” or the “Company”) was incorporated under the laws of the State of New York on April 1, 1977, and re-incorporated under the laws of the State of Delaware on November 5, 1987.  Headquartered in Brentwood, New York, Medical Action develops, manufactures, markets and supplies a variety of disposable medical products.  The Company’s products are marketed primarily to acute care facilities throughout the United States and certain international markets, and in recent years the Company has expanded its end-user markets to include physician, dental and veterinary offices, outpatient surgery centers and long-term care facilities.  Medical Action is a leading manufacturer and supplier of custom procedure trays, collection systems for the containment of medical waste, minor procedure kits and trays, disposable patient utensils, sterile operating room towels and sterile laparotomy sponges.  The Company’s products are marketed by its direct sales personnel and an extensive network of health care distributors.  Medical Action has entered into preferred vendor agreements with national and regional distributors, as well as sole and multi-source agreements with group purchasing organizations.  The Company also offers original equipment manufacturer products under private label programs to supply chain partners and medical suppliers.  Medical Action’s manufacturing, packaging and warehousing activities are conducted in its Arden, North Carolina; Clarksburg, West Virginia; Gallaway, Tennessee; and Toano, Virginia facilities.  The Company’s procurement of certain products and raw materials from the People’s Republic of China is administered by its office in Shanghai, China.

All dollar amounts presented in the notes to consolidated financial statements are presented in thousands, except share and per share data.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, such as valuation of inventories, allowance for doubtful accounts, valuation of deferred tax assets, goodwill and other intangible assets, provision for trade rebates, pension benefits and accrued expenses, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

CASH EQUIVALENTS
The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

ACCOUNTS RECEIVABLE, ALLOWANCE FOR DOUBTFUL ACCOUNTS AND CONCENTRATION OF CREDIT RISK
Accounts receivable are comprised principally of trade accounts receivable that arise primarily from the sale of goods on account and are stated at historical cost. The Company performs ongoing credit evaluations on its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information.  The Company continuously monitors collections and payments from customers and a provision for estimated credit losses is maintained based upon its historical experience and on specific customer collection issues that have been identified.  While such credit losses have historically been within the Company’s expectations and the provisions established, the Company cannot guarantee that the same credit loss rates will be experienced in the future.  Concentration risk exists relative to the Company’s accounts receivable, net, as Owens & Minor, Inc. and Cardinal Health Inc., (the “Distributors”) accounted for approximately 64% and 63% of accounts receivable, respectively as of March 31, 2013 and 2012.  While the accounts receivable related to these Distributors may be significant, the Company does not believe the credit risk to be significant given their consistent payment history.

TRADE REBATES
The Company provides rebates to distributors that sell to end-user customers at prices determined under a contract between the Company and the end-user customer or distributor.  The Company deducts all rebates from sales and has a provision for allowances based on historical information for all rebates that have not yet been processed. The provision for trade rebates (which is included in accounts receivable) amounted to $14,807 and $15,349 at March 31, 2013 and 2012, respectively.

INVENTORIES, NET
Inventories are stated at the lower of cost or market net of reserve for excess, slow moving and obsolete inventory.  Cost is determined by the first-in, first-out method.

PROPERTY, PLANT AND EQUIPMENT, NET
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

A summary of property, plant and equipment, net, is as follows:

	March 31,
	2013	2012

Land and buildings	$29,751	$29,733
Property under capital lease	11,409	11,409
Machinery and equipment	36,326	37,456
Furniture and fixtures	3,351	3,866
Computer hardware and software	2,192	1,930
	83,029	84,394
Less accumulated depreciation and amortization	38,069	35,309
	$44,960	$49,085

Depreciation is calculated on the straight-line method over the estimated useful lives of the assets as follows:

Buildings			40	years
Machinery and equipment	5	-	20	years
Furniture and fixtures	3	-	10	years
Computer hardware and software	2	-	7	years

Leasehold improvements are depreciated over the shorter of the estimated useful life or the term of the lease.

Depreciation and amortization of property, plant and equipment amounted to $5,048, $5,720, and $5,553 for fiscal 2013, 2012 and 2011, respectively.

GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets consist of the excess of the purchase price over the fair value of net assets acquired (goodwill) and other intangible assets (principally customer relationships, trademarks and tradenames). Values assigned to the respective assets are determined in accordance with ASC 805, Business Combinations and ASC 350, Intangibles – Goodwill and Other.

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

The Company conducts its goodwill and intangible assets with indefinite lives as of December 31 of each year. The Company assesses the impairment of its goodwill by determining its fair value and comparing the fair value to its carrying value. For goodwill impairment testing purposes, the Company has determined that it operates under one reporting unit.

The Company’s annual step one impairment testing as of December 31, 2012 indicated that the fair value of the Company was estimated to be less than its related carrying value. The fair value of the Company was estimated using a discounted cash flow and guideline company model. As a result of the step one testing, management determined that the goodwill balance of the Company was impaired and step two testing was necessary.

Step two of the goodwill test consists of performing a hypothetical purchase price allocation, under which the estimated fair value of the Company is allocated to its tangible and intangible assets based on their estimated fair values, with any residual amount being assigned to goodwill. During the step two analysis, it was determined that book value approximated fair value for the components of working capital except for finished goods and work-in-process inventory which was determined based on estimated selling prices less distribution costs and profit and costs to complete manufacture. Owned real estate and buildings were valued using recently completed real estate appraisals. Other property, plant and equipment items were valued using current market value estimates. The intangible assets related to customer relationships were valued using a present value of debt-free cash flow model and the trade names were valued using the relief-from-royalty model.

The models used to determine the fair value of the Company in step one and the intangible assets in step two relied heavily on management’s assumptions. These assumptions, which are significant to the calculated fair values, are considered Level 3 inputs under the fair value hierarchy established by ASC 820 –Fair value measurement and disclosures, as they are unobservable. The assumptions in step one included a discount rate, revenue growth rates, tax rates and operating margins. In addition, the step two assumptions included customer attrition rates and royalty rates. The discount rate represents the expected return on capital. The discount rate was determined using a target structure of 15% debt and 85% equity. The Company used the 20-year U.S. Treasury bond yield to determine the risk-free rate in its weighted average cost of capital calculation. The projected growth rates and terminal growth rates are primarily driven by management’s estimate of future performance, giving consideration to historical performance and existing and anticipated economic and market conditions. Attrition assumptions used to value customer relationships are based on historical experience and management estimates based on historical financial information. To determine the royalty rates used to value trade names, the Company used industry benchmarks from licensing transactions. The assumption for tax rates are based on management’s estimates of blended federal and state income tax rates. Operating margin assumptions are based management’s estimate of future performance, giving consideration to historical performance and projected economic and competitive conditions.

The impairment analysis originally concluded that $78,609 of goodwill was impaired, which was recorded in the Company’s quarterly period ended December 31, 2012. Due to the complexity of the analysis which involves completion of fair value analyses and the resolution of certain significant assumptions, management finalized this goodwill impairment charge in the fourth quarter of fiscal 2013 by reducing the initial goodwill impairment charge by $829 to $77,780. Previous analyses of goodwill did not indicate an impairment, therefore the amounts of impairment incurred during the fiscal year ended March 31, 2013 represent the cumulative amount of goodwill impairment charges as of March 31, 2013.

The change in goodwill is as follows:

	March 31,
	2013	2012

Goodwill, beginning balance	$107,801	$107,689
AVID purchase price allocation (note 2)	-	112
Goodwill impairment charge	(77,780)	-
Goodwill, ending balance	$30,021	$107,801

The book values, accumulated amortization and original useful life by asset class of the Company’s other intangible assets as of March 31, 2013 and 2012 are as follows:

	March 31, 2013
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value

Trademarks/Tradenames not subject to amortization	$1,266	$-	$1,266
Trademarks subject to amortization (5 years)	2,100	1,085	1,015
Customer relationships (20 years)	43,200	8,927	34,273
Intellectual property (7 Years)	400	368	32
	$46,966	$10,380	$36,586

	March 31, 2012
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value

Trademarks/Tradenames not subject to amortization	$1,266	$-	$1,266
Trademarks subject to amortization (5 years)	2,100	665	1,435
Customer relationships (20 years)	43,200	6,767	36,433
Intellectual property (7 Years)	400	311	89
	$46,966	$7,743	$39,223

During the year ended March 31, 2011, the Company recorded $2,100 of trademarks subject to amortization and $27,500 of customer relationships in connection with the AVID Medical Inc. (“AVID”) acquisition. The weighted-average remaining amortization period for customer relationships as of March 31, 2013 is approximately 16.2 years.

The amortization expense for other intangible assets amounted to $2,637, $2,637 and $2,197 for fiscal 2013, 2012 and 2011, respectively.  Estimated amortization expense related to these intangibles for the five succeeding fiscal years is as follows:

Fiscal Year	Amount
2014	$2,612
2015	2,580
2016	2,335
2017	2,160
2018	2,160

The Company evaluates trademarks with indefinite lives annually to determine whether events or circumstances continue to support the indefinite useful life.  No impairments of such assets were identified in fiscal 2013, 2012 and 2011.  No trademarks were determined to have finite useful lives in any of the periods presented, with the exception of the trademarks acquired in the AVID acquisition, which have a useful life of 5 years.

ACCOUNTS PAYABLE

Cash overdrafts are included in accounts payable.  Such cash book overdrafts amounted to $5,372 and $3,077 at March 31, 2013 and 2012, respectively.  For cash flow disclosure purposes, the Company reports the cash book overdrafts as an operating activity as opposed to a financing activity.

DEFERRED FINANCING COSTS
The Company has incurred costs in obtaining financing.  These costs of approximately $1,761 as of March 31, 2013 were capitalized in other assets and are being amortized over the life of the related financing arrangements through fiscal 2015. Total accumulated amortization was approximately $882 and $329 at March 31, 2013 and 2012, respectively. In connection with the Company’s debt refinancing in May 2013 (see Note 7), the net balance of deferred financing costs associated with the existing debt will be charged to operations during the three months ending June 30, 2013.

INCOME TAXES
We account for income taxes under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date.

We must also assess the likelihood that deferred tax assets will be realized and, based on this assessment establish a valuation allowance, if required. The determination of our valuation allowance involves assumptions, judgments, and estimates, including forecasted earnings, future taxable income, and the relative proportions of revenue and income before taxes in the various state and local jurisdictions in which we operate. To the extent we establish a valuation allowance or change the valuation allowance in a period, we reflect the change with a corresponding increase or decrease to our tax provision in our consolidated statement of operations.

We are also required to compute our current income tax expense in each federal, state, and local jurisdiction in which we operate. Our judgments, assumptions, and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws, and possible outcomes of current and future audits. Changes in tax laws or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our consolidated balance sheet and consolidated statement of operations.

In accordance with the provisions of ASC 740, Income Taxes, we recognize in our financial statements only those tax positions that meet the more-likely-than-not-recognition threshold.  For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement.  For those tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the consolidated financial statements.  Interest and penalties associated with income tax matters are included in the provision for income taxes in our consolidated statements of operations. The provisions of ASC 740 did not have a material impact on our consolidated financial position.

CURRENCY
All of the Company’s sales and purchases were transacted in U.S. dollars.

STOCK-BASED COMPENSATION
The Company recorded stock-based compensation expense for the fair value of non-qualified stock options and restricted stock granted under its stock plans in accordance with the provisions of ASC 718, Stock Compensation.

EARNINGS (LOSS) PER SHARE INFORMATION
Basic earnings (loss) per share is based on the weighted average number of common shares outstanding without consideration of potential common stock.  Diluted earnings (loss) per share is based on the weighted average number of common and potential common shares outstanding.  The calculation takes into account the shares that may be issued upon exercise of stock options and restricted stock, reduced by the shares that may be repurchased with the funds received from the exercise, based on average prices during the year.

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

Customer purchase orders and/or sales agreements evidence the Company’s sales arrangements. These purchase orders and sales agreements specify both selling prices and quantities, which are the basis for recording sales revenue. Any deviation from this policy requires management review and approval. Trade terms are negotiated on a customer by customer basis and for the majority of the Company’s sales include that title and risk of loss pass from the Company to the customer when the Company ships products from its facilities, which is when revenue is recognized. In instances of shipments made on consignment, revenue is deferred until a customer indicates to the Company that it has used the Company’s products. The Company conducts ongoing credit evaluations of its customers and ships products only to customers that satisfy its credit evaluations. Products are shipped primarily to distributors at an agreed upon list price. Distributors then resell the products primarily to hospitals and depending on agreements between the Company, the distributors and the hospitals, the distributors may be entitled to a rebate. The Company deducts all rebates from sales and has a provision for allowances based on historical information for all rebates that have not yet been processed.

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

Sales to Owens & Minor, Inc. and Cardinal Health Inc., (the “Distributors”) accounted for approximately 41% and 22% of net sales, respectively for fiscal 2013, 44% and 22% of net sales, respectively for fiscal 2012 and 42% and 22% of net sales, respectively for fiscal 2011.  Although the Distributors may be deemed in a technical sense to be major purchasers of the Company’s products, they typically serve as a distributor between the end user and the Company and do not make significant purchases for their own account.  The Company, therefore, does not believe it is appropriate to include the Distributors when evaluating customer concentrations.

A significant portion of the Company’s raw materials are purchased from China.  All such purchases are transacted in U.S. dollars.  The Company’s financial results, therefore, could be impacted by factors such as foreign currency exchange rates or weak economic conditions in foreign countries in the procurement of such raw materials should our suppliers increase prices to account for changes in foreign exchange rates.

FREIGHT AND DISTRIBUTION COSTS
Freight costs, which consist primarily of freight costs paid to third party carriers amounted to $21,076, $22,838 and $18,477 for fiscal 2013, 2012 and 2011, respectively, and are included in cost of sales. Distribution costs, which consist primarily of the salaries, warehousing and related expenses associated with the storing, packing and shipping costs of our products amounted to $8,321, $7,474 and $7,276 for fiscal 2013, 2012 and 2011, respectively, and are included in selling, general and administrative expenses.

PRODUCT DEVELOPMENT COSTS
Product development costs which are expensed as incurred were $1,862, $1,921 and $1,437 for fiscal 2013, 2012 and 2011, respectively, and are included as a component of selling, general and administrative expenses.

ADVERTISING COSTS
Advertising costs charged to expense, as incurred, were $41, $20, and $14 for fiscal 2013, 2012 and 2011, respectively.

FAIR VALUE MEASUREMENTS
We are required to record certain assets and liabilities at fair value and to make disclosures about the fair value of certain other assets and liabilities.  Fair value is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. In the absence of active markets for identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date.

Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. Preference is given to observable inputs. These two types of inputs create the following fair value hierarchy:

▪	Level 1 – Quoted prices for identical instruments in active markets.
▪
Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

▪	Level 3 – Significant inputs to the valuation model are unobservable.

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

PRESENTATION OF COMPREHENSIVE INCOME (LOSS)
In February 2013, the FASB issued new accounting guidance which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Additionally, entities are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under US generally accepted accounting principles (“GAAP”) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures in the financial statements. The amended guidance does not change the current requirements for reporting net income or other comprehensive income. The amendments will become effective for the Company beginning with its first quarter of fiscal year 2014. As this is disclosure-only guidance, it will not have an impact on the Company’s consolidated financial results.

INDEFINITE-LIVED INTANGIBLE ASSETS
In July 2012, the FASB issued authoritative guidance allowing entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. The new guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. We will adopt this guidance in the first quarter of fiscal 2014. The adoption of the new guidance will not have an impact on our consolidated financial statements.

2. BUSINESS ACQUISITIONS

On August 27, 2010, the Company completed its acquisition of AVID, a provider of custom procedure trays to the healthcare industry, in which the Company acquired the outstanding shares of common stock of AVID for $62,550. One-time acquisition costs of approximately $1,335 have been expensed in accordance ASC 805, Business Combinations and are included in selling, general and administrative costs for the fiscal year ended March 31, 2011. The results of the AVID acquisition have been included in the consolidated financial statements from the date of acquisition. The purpose of this acquisition is to expand our product line offering into custom procedure trays to augment our existing product classes and expand our market presence in clinical care areas of acute care facilities and surgery centers throughout the country.

Under the acquisition method of accounting, the total purchase price was allocated to AVID’s net tangible and intangible assets based on their estimated fair values as of August 27, 2010. The Company recorded the excess of the purchase price over the net tangible and intangible assets as goodwill. The goodwill is not expected to be deductible for U.S. income tax purposes.  The initial purchase price allocation of goodwill was adjusted in fiscal 2011 for an immaterial error related to deferred tax liabilities.

The following table summarizes the allocation of the final purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

	Initial Purchase Price Allocation at August 27, 2010	Fiscal Year 2011 Adjustments	Preliminary Purchase Price Allocation at March 31, 2011	Fiscal Year 2012 Adjustments	Final Purchase Price Allocation at March 31, 2012
Cash	$25	$-	$25	$-	$25
Accounts receivable, net	11,247	-	11,247	(215)	11,032
Inventories, net	9,482	-	9,482	(22)	9,460
Deferred tax assets	881	321	1,202	-	1,202
Other current assets	1,392	-	1,392	-	1,392
Property and equipment, net	16,071	-	16,071	-	16,071
Identifiable intangible assets:
Customer relationships	27,500	-	27,500	-	27,500
Trademarks	2,100	-	2,100	-	2,100
Goodwill	29,071	(2,081)	26,990	112	27,102
Total assets acquired	97,769	(1,760)	96,009	(125)	95,884

Less :
Accounts payable and accrued expenses	10,624	(1,366)	9,258	-	9,258
Deferred tax liabilities	10,729	(444)	10,285	-	10,285
Debt, short and long term	13,916	-	13,916	-	13,916
Total liabilities assumed	35,269	(1,810)	33,459	-	33,459
Total purchase price	$62,500	$50	$62,550	$(125)	$62,425

3. INVENTORIES, NET

Inventories, which are stated at the lower of cost (first-in, first-out) or market, consist of the following:

	March 31,
	2013	2012
Finished goods, net	$30,531	$29,051
Raw materials, net	17,766	20,434
Work in progress, net	4,717	4,340
Total, net	$53,014	$53,825

On a continuing basis, inventory quantities on hand are reviewed and an analysis of the provision for slow moving, excess and obsolete inventory is performed based primarily on the Company’s sales history and anticipated future demand.  Such provision for slow moving, excess and obsolete inventory approximated $1,091 and $1,015 at March 31, 2013 and 2012, respectively.

During the three months ended March 31, 2013, we identified an overstatement of inventories at our West Virginia location that arose during the five year period ended March 31, 2012 and the nine months ended December 31, 2012.  After consideration of both quantitative and qualitative factors, we determined the amounts were not material to any of those prior period financial statements or the fiscal 2013 consolidated results of operations and thus corrected the inventory balance in the year and three months ended March 31, 2013.  The adjustment resulted in a reduction of inventory of $829, with a corresponding increase in cost of sales in the consolidated statement of operations for the three months ended March 31, 2013.

4.  INCOME TAXES
Income tax expense (benefit) consists of the following:

	Fiscal Year Ended March 31,
	2013	2012	2011
Current:
Federal	$729	$(1,185)	$1,826
State	956	338	672
Deferred	(21,284)	2,119	1,323
	$(19,599)	$1,272	$3,821

The following table indicates the significant elements contributing to the difference between the statutory federal tax rate and the Company’s effective tax rate for fiscal years 2013, 2012 and 2011:

	Fiscal Year Ended March 31,
	2013	2012	2011
Tax at federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.5	9.3	1.9
Net non-deductible expenses	-	7.3	5.5
Non-deductible goodwill impairment charge	(9.8)	-	-
Increase in valuation allowance	(0.4)	75.9	-
Effective tax rate	26.3%	127.5%	42.4%

The components of deferred tax assets and deferred tax liabilities at March 31, 2013 and 2012 are as follows:

	Fiscal Year Ended March 31,
	2013	2012
Deferred tax assets:
Stock-based compensation	$2,209	$1,815
Inventory reserve	567	555
Allowance for doubtful accounts	333	335
Accrued expenses	720	386
Net state operating loss carryforwards of acquired company	1,037	758
Capital leases	5,396	5,288
Other	-	48
	10,262	9,185
Valuation allowance	(1,037)	(758)
Total deferred tax assets	$9,225	$8,427

Deferred tax liabilities:
Goodwill	$6,356	$26,426
Depreciation and amortization	7,874	8,312
Total deferred tax liabilities	$14,230	$34,738
Net deferred tax liability	$5,005	$26,311

In assessing whether the deferred tax asset is realizable, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

The Company recorded an income tax benefit of $19,599 for the fiscal year ended March 31, 2013 which resulted in an effective tax rate of 26.3%. This tax benefit reflects a $77,780 goodwill impairment charge that resulted in a $20,802 discrete tax benefit associated with the portion of the Company’s goodwill that is deductible for income taxes. That discrete tax benefit was reflected as a reduction to the Company’s deferred income tax liabilities. The effective tax rate of 26.3% for this benefit was less than the federal statutory rate of 35.0%, primarily due to a portion of the goodwill impairment that was not deductible for income tax purposes.

The Company maintains a valuation allowance against certain state net operating loss carry forwards since it is more-likely-than-not that the Company will be able to utilize the state net operating loss carry forwards. During fiscal 2013, the Company increased its valuation allowance by $279. Any decline in the valuation allowance could have a favorable impact on the Company’s income tax provision and net income in the period in which such determination is made.  As of March 31, 2013, the Company’s valuation allowance amounted to $1,037.

The valuation allowance against the state net operating loss carry forwards reflects management’s assessment that it is more likely than not that the Company will not be able to utilize the state net operating loss carry forwards. This net operating loss remains open for examination.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

Balance at March 31, 2011	$21
Additions based on tax positions taken in the current and prior years	-
Settlements	-
Balance at March 31, 2012	$21
Additions based on tax positions taken in the current and prior years	526
Settlements	-
Balance at March 31, 2013	$547

The Company records accrued interest and penalties related to income tax matters in the provision for income taxes in the accompanying consolidated statement of operations. The accrued interest and penalties were $48 as of March 31, 2013 and $0 as of March 31, 2012. In addition, the Company believes that the uncertain tax positions will not materially change within the next twelve months.

The Company is subject to taxation by the U.S. government and various state and local jurisdictions. The Massachusetts examination for the fiscal years ended March 31, 2010, 2009 and 2008 concluded during fiscal 2013 with an immaterial assessment. The New York State examination for the fiscal years ended March 31, 2010 and 2009 commenced during fiscal 2013, however, no outcome can be projected at this time. The Company generally remains subject to examination by the Internal Revenue Service and most state and local authorities for fiscal years ended 2010 through 2013.  AVID’s pre-acquisition returns are no longer subject to U.S. federal income tax examinations by the Internal Revenue Service and most state and local authorities for fiscal tax years ended prior to March 31, 2009.

5. ACCRUED EXPENSES
Accrued expenses consist of the following:

	March 31,
	2013	2012
Accrued accounts payable	$7,488	$2,776
Employee compensation and benefits	4,847	3,865
Accrued distributor fees	3,608	3,268
Book cash overdraft	2,491	1,371
Commissions	2,337	2,278
Other accrued liabilities	1,887	2,304
Freight and duty	1,270	1,328
Professional fees	1,178	945
Total accrued expenses	$25,106	$18,135

6. LEASES
As part of the assets and liabilities acquired as a result of the AVID acquisition, the Company assumed a capital lease obligation for the AVID facility located in Toano, Virginia. The facility, which includes a 185,000 square foot manufacturing and warehouse building and approximately 12 acres of land, is owned by an affiliate of Micpar Realty, LLC (“Micpar”). AVID’s founder, former CEO and former principal stockholder, is a part owner of Micpar and subsequent to the acquisition of AVID was appointed to the Company’s board of directors. As of August 2012, he no longer serves on the Company’s board of directors. As of March 31, 2013, the capital lease requires monthly payments of $127 with increases of 2% per annum. The lease contains provisions for an option to buy after three and five years and expires in March 2029. The effective rate on the capital lease obligation is 9.9%.

The gross and net book value of the assets under the capital lease are as follows:

	March 31,
	2013	2012
Capital lease, gross	$11,409	$11,409
Less: accumulated amortization	(1,586)	(972)
Capital lease, net	$9,823	$10,437

The amortization expense associated with the capital lease amounted to $614, of which $473 is included in cost of sales and the remaining $141 is recorded in selling, general and administrative expenses.

The Company also leases certain equipment, vehicles and office facilities under non-cancelable operating leases expiring in various years though fiscal 2016.

As of March 31, 2013, the Company was obligated under non-cancelable operating leases and capital leases for equipment, vehicles and office, warehousing and manufacturing facilities for minimum annual rental payments as follows:

Fiscal Year	Capital Lease	Operating Leases
2014	$1,518	$1,046
2015	1,549	739
2016	1,580	548
2017	1,611	17
2018	1,643	7
Thereafter	20,399	-
Total minimum lease payments	$28,300	$2,357
Less: Amounts representing interest	(14,649)
Present value of minimum lease payments	13,651
Less: Current portion of capital lease obligations	(176)
Long-term portion of capital lease obligations	$13,475

Rental expense under operating leases amounted to $1,134, $789 and $482 during fiscal 2013, 2012 and 2011, respectively.

7. LONG-TERM DEBT

Long-term debt consists of the following:

	March 31,
	2013	2012
Revolving loans	$4,700	$19,670
Term loan	48,000	56,000
Total outstanding	$52,700	$75,670

Less: current portion	1,370	8,000
Total long-term debt	$51,330	$67,670

On May 17, 2013, the Company entered into a credit agreement (the “New Credit Agreement”), among the Company, as borrower and Wells Fargo Bank, National Association, as administrative agent and lender.  The New Credit Agreement provides for a maximum borrowing capacity of $65,000 consisting of the following loans: (1) a $11,505 secured term loan (the “Term Loan”) fully drawn by the Company on May 17, 2013, (2) $5,000 in unsecured delayed draw term loans (collectively, the “Delayed Draw Term Loans”) and (3) up to $53,495 in revolving loans (collectively, the “Revolving Loans”), which may be reduced by the amount of any outstanding Delayed Draw Term Loans drawn by the Company.  The proceeds from the New Credit Agreement were used to repay the Prior Credit Agreement (as described below).  The balance sheet classification of the Company’s debt at March 31, 2013 is based on the maturity terms of the New Credit Agreement.

The Revolving Loans will be used to finance the working capital needs and general corporate purposes of the Company and for permitted acquisitions.  The Term Loan and Revolving Loan mature on May 17, 2018.  The commitments with respect to the Delayed Draw Term Loans terminate on May 17, 2015 and any Delayed Draw Term Loans drawn by the Company also mature on May 17, 2015.  The Term Loan amortizes in consecutive monthly installments, each in the principal amount of $137, commencing June 1, 2013.  Any Delayed Draw Term Loan drawn by the Company will amortize in consecutive monthly installments, each in the principal amount equal to the result of (1) the original principal amount of such Delayed Draw Term Loan divided by (2) the number of months remaining from the date the Delayed Draw Term Loan was drawn until May 17, 2015.  Any undrawn commitments under the Delayed Draw Term Loans will be reduced by $208 on each calendar month, commencing June 1, 2013.

In the event the outstanding principal amount of the Term Loan exceeds the sum of (1) a specified percentage of the value of real property (calculated at least twice during the term of the New Credit Agreement) and (2) a specified percentage of the value of equipment (calculated at least once per calendar year), we will be required to prepay the excess.  The Revolving Loans are subject to a borrowing base such that the total outstanding Revolving Loans may not exceed specified percentages of the value of eligible receivables and finished goods, raw materials, work-in-process and in-transit inventory, all calculated at least monthly.  In the event the outstanding principal amount of Revolving Loans under the New Credit Agreement exceeds this borrowing base, the Company will be required to prepay the excess.

 Term Loans outstanding under the New Credit Agreement bear interest at a rate per annum equal to, at the election of the Company, (1) LIBOR Rate (as defined in the New Credit Agreement) plus a margin ranging from 2.50% to 3.00%, depending on the Average Access Availability (as defined in the New Credit Agreement) at the time of calculation, or (2) Base Rate (as defined in the New Credit Agreement) plus a margin ranging from 1.50% to 2.00%, depending on the Average Access Availability at the time of calculation.  Revolving Loans outstanding under the New Credit Agreement will bear interest at a rate per annum equal to, at the election of the Company, (i) LIBOR Rate plus a margin ranging from 2.00% to 2.50%, depending on the Average Access Availability at the time of calculation, or (ii) Base Rate plus a margin ranging from 1.00% to 1.50%, depending on the Average Access Availability at the time of calculation.  Additionally, the Company is required to pay an unused line fee at a rate per annum ranging from 0.375% to 0.50% on the daily unused amount of the Revolving Loan commitments of the Lender during the period for which the payment is made, payable monthly in arrears.  If drawn, Delayed Draw Term Loans outstanding under the New Credit Agreement will bear interest at a rate per annum equal to, at the election of the Company, (1) LIBOR Rate plus a margin ranging from 4.25% to 4.75%, depending on the Average Access Availability at the time of calculation, or (2) Base Rate plus a margin ranging from 3.25% to 3.75%, depending on the Average Access Availability at the time of calculation.

Borrowings under the New Credit Agreement are collateralized by substantially all the assets of, and are fully guaranteed by, the Company and its subsidiaries.  The New Credit Agreement contains certain restrictive covenants, including, among others, covenants limiting our ability to incur indebtedness, grant liens, guarantee obligations, sell assets, make loans and investments, enter into merger and acquisition transactions, and declare or make dividends.  The Company committed to certain post-closing conditions, including providing monthly financial statements, annual updates of financial projections, and the filing of a mortgage on the Company’s Brentwood, New York corporate headquarters.  If the Company’s Excess Availability (as defined in the New Credit Agreement) falls below a specified amount, the Company will become subject to financial covenants relating to: (1) a minimum fixed charge coverage ratio of 1.00 to 1.00, measured on a month-end basis; and (2) until financial statements are delivered for the month ending July 31, 2013, minimum earnings before interest, taxes, depreciation and amortization for certain month-end periods, including negative $800 for the one month period ending April 30, 2013, $700 for the two month period ending May 31, 2013, and $3,000 for the three month period ending June 30, 2013.  If the Company draws a Delayed Draw Term Loan, the Company will be required to comply with a maximum leverage financial ratio covenant ranging from 3:00 to 1:00 to 3.25 to 1:00, measured on a month-end basis.  Because, as of June 12, 2013; (1) the Company’s Excess Availability under the New Credit Agreement was approximately $15,900 and (2) the Company had not drawn a Delayed Draw Term Loan, the Company was not subject to any financial covenants under the New Credit Agreement.  As of June 12, 2013, the Company was in compliance with all applicable covenants under the New Credit Agreement.

On June 7, 2012, the Company entered into the Second Amended and Restated Credit Agreement (the “Prior Credit Agreement”) with certain lenders and JPMorgan Chase Bank, N.A. acting as administrative agent for the lenders. The Prior Credit Agreement provided the Company with total borrowings of up to $76,000, consisting of (1) a secured term loan with a principal amount of $51,000 and (2) a secured revolving credit facility, which amounts may be borrowed, repaid and re-borrowed up to $25,000.  Both the term loan and the revolving credit facility bore interest at LIBOR plus 4% under the terms of the Prior Credit Agreement.  The average interest rate on the term loan under the Prior Credit Agreement approximated 4.16% during the fiscal year ended March 31, 2013, and the average interest rate on the revolving credit facility under the Prior Credit Agreement approximated 4.73% during the fiscal year ended March 31, 2013.  The Company’s availability under the Prior Credit Agreement was $18,826 as of March 31, 2013.

Borrowings under the Prior Credit Agreement were collateralized by substantially all the assets of the Company and its subsidiaries, and the agreement contained certain restrictive covenants, which, among other matters, imposed limitations with respect to the incurrence of indebtedness, granting of liens, guarantees of obligations, mergers, acquisitions, capital expenditures, making loans or investments, specified sales of assets and declaration and payment of dividends.  The Company was also required to comply with specified financial covenants relating to (1) maximum annual capital expenditures of $4,000, (2) a minimum fixed charge coverage ratio of 1.00 to 1.00 on a rolling four fiscal quarter basis and (3) minimum earnings before interest, taxes, depreciation and amortization for certain specified quarterly periods through the expiration of the loans, including $3,000 for the fiscal quarter ending on June 30, 2012, $7,500 for the two consecutive fiscal quarter period ending September 30, 2012, $13,750 for the three consecutive quarter period ending December 31, 2012, $18,000 for the four consecutive fiscal quarter period ending March 31, 2013 and $21,000 for the four consecutive fiscal quarter period ending June 30, 2013.  As of March 31, 2013, the Company’s; (1) annual capital expenditures were $1,472 (2) fixed charge coverage ratio for the four consecutive fiscal quarter period ending March 31, 2013 was 1.34 and (3) earnings before interest, taxes, depreciation and amortization for our consecutive fiscal quarter period ending March 31, 2013 was $20,131.  Therefore, as of March 31, 2013, the Company was in compliance with all covenants and financial ratios under the Prior Credit Agreement.

In addition, a borrowing base was applicable under the Prior Credit Agreement such that the total outstanding loans plus available commitments thereunder may not exceed the specified percentages of the value of eligible receivables, inventory, equipment, real property plus a permitted over advance amount, all calculated monthly.  In the event outstanding amounts of loans under the Prior Credit Agreement exceed this borrowing base, the Company would be required to prepay the excess.

On May 17, 2013, a portion of the proceeds from the New Credit Agreement was used to repay all amounts owed under the Prior Credit Agreement.  Upon such repayment, the Prior Credit Agreement was terminated.  Maturities on the New Credit Agreement as of March 31, 2013 are as follows:

Fiscal Year	Amount
2014	$1,370
2015	1,644
2016	1,644
2017	1,644
2018	1,644
Thereafter	44,754
$52,700

The Company had unamortized financing costs of $879 and $755 in other assets, net as of March 31, 2013 and 2012, respectively.  Of the amount at March 31, 2013, $708 is related to the Prior Credit Agreement and will be charged to expense during the three months ending June 30, 2013.  The balance of $171 as of March 31, 2013, represents costs associated with the New Credit Agreement and will be amortized over the life of the New Credit Agreement using the effective interest method.

8. FAIR VALUE MEASUREMENTS

Due to their maturities and/or variable interest rates, certain financial instruments have fair values that approximate their carrying values. These instruments include cash and cash equivalents, accounts receivable, trade payables and our outstanding debt under the Company’s term loan and revolving credit facility. The book value and the fair value of the Company’s capital lease obligation were $13,651 and $17,580, respectively as of March 31, 2013. The fair value was determined based on the Company’s current incremental borrowing rate and is considered a Level 3 input. As discussed in Note 1 – Organization and Summary of Significant Accounting Policies, Goodwill and Other Intangible Assets, Level 3 inputs were used in the fair value calculation related to the step-one impairment analysis as well as the fair value calculation of the Company’s property, plant and equipment, inventories, capital lease and other intangible assets in the step-two impairment analysis.

9. EARNINGS (LOSS) PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted net earnings (loss) per share computations for fiscal 2013, 2012 and 2011, respectively.

	March 31,
	2013	2012	2011
Numerator:
Income (loss) before extraordinary items	$(54,856)	$(274)	$5,192
Extraordinary gain (loss), net of income taxes (note 13)	-	455	(838)
Net income (loss)	$(54,856)	$181	$4,354

Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	16,391	16,391	16,354

Effect of dilutive securities:
Employee and director stock options	-	-	36
Denominator for diluted earnings per share - adjusted weighted average common shares outstanding	16,391	16,391	16,390

Basic earnings (loss) per share:
Income (loss) before extraordinary items	$(3.35)	$(0.02)	$0.32
Extraordinary gain (loss), net of income taxes	-	0.03	(0.05)
Net income (loss)	$(3.35)	$0.01	$0.27

Diluted earnings (loss) per share:
Income (loss) before extraordinary items	$(3.35)	$(0.02)	$0.32
Extraordinary gain (loss), net of income taxes	-	0.03	(0.05)
Net income (loss)	$(3.35)	$0.01	$0.27

Excluded from the calculation of earnings (loss) per share are options to purchase 1,407,270 shares in fiscal 2013, 1,329,240 shares in fiscal 2012 and 1,102,080 shares in fiscal 2011, as their inclusion would have been anti-dilutive.

10.  STOCKHOLDERS’ EQUITY AND STOCK PLANS

The Company accounts for its three stock-based compensation plans in accordance with the provisions of ASC 718, Stock Compensation.  Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the related award, and is recognized as an expense over the service period applicable to the grantee.  The service period is the period of time that the grantee must provide services to the Company before the stock-based compensation is fully vested.

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

The following is a summary of the changes in restricted stock granted under the Incentive Plan for the fiscal years presented:

	Fiscal Year Ended March 31,
	2013		2012		2011

	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price

Beginning Balance	7,500	$12.58	7,967	$12.74	7,499	$14.92
Granted	-	$-	-	$-	7,500	$12.58
Vested	(1,875)	$12.58	(467)	$15.31	(5,157)	$14.91
Cancelled	-	$-	-	$-	(1,875)	$14.87
Ending Balance	5,625	$12.58	7,500	$12.58	7,967	$12.74

VALUATION ASSUMPTIONS FOR STOCK OPTION GRANTS
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

	March 31,
	2013	2012	2011
Expected dividend yield	0%	0%	0%
Expected volatility	63.34%	64.44%	60.06%
Risk-free interest rate	1.64%	2.36%	3.31%
Expected life (years)	5.33	5.33	5.33

STOCK-BASED COMPENSATION EXPENSE

The Company recognized stock-based compensation expense (before deferred income tax benefits) for awards granted under the Company’s stock-based compensation plans in the following line items in the consolidated statements of operations for fiscal 2013, 2012 and 2011:

	2013	2012	2011

Cost of sales	$54	$41	$126
Selling, general and administrative expenses	960	567	636
Stock-based compensation expense before income tax benefits	$1,014	$608	$762

Information regarding the Company's stock option activity for fiscal 2011, 2012 and 2013 are summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding at March 31, 2010	1,319,562	$12.88

Granted	285,750	11.33
Exercised	(45,750)	3.78
Forfeited	(230,625)	14.74
Options outstanding at March 31, 2011	1,328,937	$12.62

Granted	30,000	5.24
Exercised	(7,500)	2.67
Forfeited	(3,000)	8.87
Options outstanding at March 31, 2012	1,348,437	$12.44

Granted	327,500	3.58
Exercised	-	-
Forfeited	(196,937)	10.00
Options outstanding at March 31, 2013	1,479,000	$10.80	5.6	$793

Exercisable at March 31, 2013	938,937	$12.75	4.2	$174

Vested and expected to vest at March 31, 2013	1,462,155	$12.75	5.6	$758

The total fair value of shares vested during the fiscal year ended March 31, 2013 was $677.  As of March 31, 2013, there was $2,206 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s plans, which is expected to be recognized over a weighted average period of 2.3 years.

Summarized information about stock options outstanding as of March 31, 2013 and 2012 is as follows:

	2013
	Outstanding			Exercisable
Range of Exercise Prices per Common Share	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Options	Weighted Average Exercise Price Per Common Share
$2.62 - $10.97	724,250	6.9	$7.04	328,937	$8.57
$ 10.98 – $ 19.36	640,550	4.5	13.11	495,800	13.46
$ 19.37 – $ 23.27	114,200	4.2	21.72	114,200	21.72

$ 2.62 – $ 23.27	1,479,000	5.6	$10.80	938,937	$12.75

	2012
	Outstanding			Exercisable
Range of Exercise Prices per Common Share	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Options	Weighted Average Exercise Price Per Common Share
$2.62 - $10.97	542,187	4.9	$9.54	325,154	$9.39
$ 10.98 – $ 19.36	686,050	5.5	13.11	489,550	13.56
$ 19.37 – $ 23.27	120,200	5.2	21.72	120,200	21.72

$ 2.62 – $ 23.27	1,348,437	5.2	$12.44	934,904	$13.16

The aggregate pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2013 was $793.  This amount changes based on the fair market value of the Company’s stock.  The total intrinsic value of options exercised for fiscal 2013, 2012 and 2011 amounted to $0, $47 and $243, respectively.

The following is a summary of changes in non-vested stock options for the fiscal year ended March 31, 2013:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at April 1, 2012	413,533	$5.89
Granted	327,500	1.99
Forfeited	(39,500)	5.17
Vested	(161,470)	4.19
Non-vested shares at March 31, 2013	540,063	$4.09

The options and restricted stock available for future issuance as of March 31, 2013 are shown below:

	1989 Non- Qualified Option Plan	1994 Stock Incentive Plan	1996 Non- Employee Stock Option Plan	Total
Authorized by Directors and Stockholders	3,975,000	3,525,000	750,000	8,250,000
Options previously exercised	(3,214,687)	(2,025,187)	(100,000)	(5,339,874)
Restricted stock previously granted	-	(93,750)	-	(93,750)
Options outstanding	(504,500)	(804,500)	(170,000)	(1,479,000)
Remaining for future issuance	255,813	601,563	480,000	1,337,376

11.  RETIREMENT PLANS

401(k) PLAN
Effective January 1, 2010, the Company amended its 401(k) retirement plan to be subject to the provisions of a “Safe Harbor” 401(k) plan.  Under the provisions of the Safe Harbor plan, any discretionary matching company contribution becomes 100% vested upon match.  The plan provides for a discretionary match of up to 4% of an eligible employee’s compensation.  Under the prior plan, adopted in April 1988, any remaining unvested company discretionary matching contributions are subject to a four year vesting schedule.  The Company’s contributions under both the 1988 plan and the Safe Harbor plan amounted to $850 in fiscal 2013, $745 in fiscal 2012 and $564 in fiscal 2011.

DEFINED BENEFIT PLAN
The Company assumed a defined benefit pension plan (the “Plan”) with the Medegen Medical Products, LLC (“MMP”) acquisition.  The Plan covers certain employees of MMP who are members of the Service Employees International Union.  The benefit accruals for the Plan were frozen as of December 31, 1999.  The Company’s funding policy is to make the minimum annual contributions required by applicable regulations.  Such contributions are expected to amount to $80 during fiscal 2014.

The following table sets forth the Plan’s funded status and amount recognized in the Company’s financial statements as of and for the fiscal years ended March 31, 2013 and 2012:

	2013	2012
Change in projected benefit obligation:
Benefit obligation at beginning of year	$1,761	$1,457
Service cost	-	-
Interest cost	78	81
Actuarial loss	111	273
Benefits paid	(56)	(50)
Benefit obligation at end of year	$1,894	$1,761
Change in plan assets:
Fair value of plan assets at beginning of year	$1,029	$954
Actual return on plan assets	66	26
Employer contributions	104	99
Benefits paid	(56)	(50)
Fair value of plan assets at end of year	$1,143	$1,029
Funded status at end of the year	$(751)	$(732)
Amounts recognized on the balance sheet consist of:
Current liabilities	$(751)	$(732)
Accumulated other comprehensive loss	773	717
Net amount recognized	$22	$(15)

The following table presents the major categories of assets held by the plan, measured at fair value, as of March 31, 2013.

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$23	$-	$-	$23
Debt securities	402		-	402
Equity securities	-	718	-	718
Totals	$425	$718	$-	$1,143

The following table presents the major categories of assets held by the plan, measured at fair value, as of March 31, 2012.

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$21	$-	$-	$21
Debt securities	358		-	358
Equity securities	-	650	-	650
Totals	$379	$650	$-	$1,029

The net periodic pension cost for the years ended March 31, 2013 and 2012 was as follows:

	2013	2012	2011
Service cost - benefits earned during the period	$-	$-	$-
Interest cost on projected benefit obligation	78	81	79
Expected investment income	(64)	(59)	(51)
Net amortization and deferral	53	26	20
Net periodic pension cost	$67	$48	$48

The following are weighted-average assumptions used to determine benefit obligations as of March 31, 2013 and 2012:

	2013	2012
Discount rate	4.07%	4.49%
Rate of compensation increase	0.00%	0.00%

The following are weighted-average assumptions used to determine net periodic benefit cost for the years ended March 31, 2013 and 2012:

	2013	2012
Discount rate	4.49%	5.66%
Expected long-term return on plan assets	6.00%	6.00%
Rate of compensation increase	0.00%	0.00%

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

Weighted-average asset allocation by asset category as of March 31, 2013 and 2012 was as follows:

	Target Range			2013	2012
Cash	0%	-	20%	2%	2%
Debt securities	10%	-	70%	63%	63%
Equity securities	30%	-	90%	35%	35%
Total				100%	100%

Benefits paid were $56 and $50 for fiscal 2013 and 2012, respectively.  The Company estimates the following future benefit payments under the plan for the fiscal years ending March 31:

Fiscal Year	Amount
2014	$57
2015	58
2016	65
2017	69
2018	72
2019-2023	465
$786

12. EXTRAORDINARY ITEMS
During fiscal 2012, the Company recorded an extraordinary gain of $455 (net of tax expense of $245) as a result of an insurance settlement relating to inventories damaged in fiscal 2011 as a result of weather−related water damage.

During fiscal 2011, the Company incurred an extraordinary loss of $838 (net of tax benefit of $617) relating to inventories damaged as a result of weather−related water damage. The inventories damaged were predominantly patient bedside disposables and did not negatively impact the Company’s service levels with respect to this product class.

13. BUSINESS SEGMENTS AND OTHER FINANCIAL INFORMATION
The Company operates in one reportable segment, disposable medical products.

Net sales by product line for the applicable years noted were as follows:

	2013	2012	2011
Clinical Care Market Sales	$284,190	$273,126	$204,940
Patient Care Market Sales	169,816	178,697	168,811
Sales Related Adjustments	(12,413)	(14,502)	(11,257)
Total Net Sales	$441,593	$437,321	$362,494

A summary of our net sales by geographic region is as follows:

	2013	2012	2011
United States	$433,185	$429,141	$354,354
Canada	4,035	3,644	3,488
Other International (1)	4,373	4,536	4,652
Total Net Sales	$441,593	$437,321	$362,494

(1) Comprised primarily of Brazil and China.

All of the Company’s long-lived assets are located in the United States.

14. OTHER MATTERS
The Company is a party to a lawsuit arising out of the conduct of its ordinary course of business. It is covered by insurance and while the result of such lawsuit cannot be predicted with certainty, management does not expect that the ultimate liability, if any, will have a material adverse effect on the financial position or results of operations of the Company.

The Company has entered into agreements with six of its executive officers and a vice president, which provide certain benefits in the event of a change in control of the Company.  A “change in control” of the Company is defined as, in general, the acquisition by any person of beneficial ownership of 20% or more of the voting stock of the Company, certain business combinations involving the Company or a change in a majority of the incumbent members of the Board of Directors, except for changes in the majority of such members approved by such members.  If, within two years after a change in control, the Company or, in certain circumstances, the executive, terminates his employment, the executive is entitled to a severance payment equal to 2.99 times (1) such executive’s highest annual salary within the five-year period preceding termination plus (2) a bonus increment equal to the average of the two highest of the last five bonuses paid to such executive.  In addition, the executive is entitled to the continuation of all employment benefits for a three-year period, the vesting of all stock options and certain other benefits.  As of March 31, 2013, the estimated potential aggregate compensation payable to these five executive officers and vice president under the Company’s compensation and benefit plans and arrangements in the event of termination of such executive’s employment following a change in control amounted to approximately $8,851.

The Company’s Tennessee facility, which is comprised of approximately 25 acres in a light industrial park located in Gallaway, Tennessee, was acquired by Medegen Medical Products, LLC in 1999 prior to the Company’s ownership of Medegen.  In connection with an environmental due diligence evaluation of the facility prior to its acquisition by Medegen, consultants detected the presence of chlorinated solvents in groundwater beneath the manufacturing plant.  The identified groundwater contamination is in the process of being remediated.  At the time of our acquisition of Medegen, the prior owner of the facility agreed to retain responsibility for the remediation of the contamination and to fully indemnify our company for all costs associated with the environmental remediation as well as any claims that might arise, including third party claims.  Under an agreement executed at the time of the sale, Vollrath Group, Inc. and its parent Windway Capital Corp. (collectively, “Indemnitor”) are required, on a quarterly basis, to provide documentation from independent parties confirming that Indemnitor has sufficient assets, in the form of unencumbered, unrestricted cash, marketable securities or unused and available borrowing capacity, as necessary to pay the most recently estimated costs of outstanding environmental remediation obligations.  Now that full-scale remediation is underway at the site, Indemnitor is also required to provide Letters of Credit (“LC”) to secure its current and future obligations, including a $2,000 LC that is currently open and future LCs in the amount of $1,000 from December 7, 2014 through December 7, 2017.  No assurance can be given that the Indemnitor will have the financial resources necessary to complete the environmental remediation and/or defend any claims that may arise, that recommended cleanup levels will be achieved over the long term, or that further remedial activities will not be required.

15. SUMMARY OF UNAUDITED QUARTERLY FINANCIAL DATA
Selected unaudited, quarterly financial data of the Company for the fiscal years ended March 31, 2013 and 2012 appear below.

	Fiscal 2013 Quarter Ended
	June 30	September 30	December 31	March 31

Net sales	$112,237	$112,100	$109,399	$107,857
Gross profit	16,945	17,470	19,095	18,859
Net income (loss)	(137)	65	(55,503)	719
Net income (loss) per common share:
Basic	$(0.01)	$0.00	$(3.39)	$0.04
Diluted	$(0.01)	$0.00	$(3.39)	$0.04

	Fiscal 2012 Quarter Ended
	June 30	September 30	December 31	March 31

Net sales	$106,473	$109,655	$112,969	$108,224
Gross profit	16,972	16,686	17,145	14,138
Net income (loss)	263	554	1,825	(2,461)
Net income (loss) per common share:
Basic	$0.02	$0.04	$0.11	$(0.15)
Diluted	$0.02	$0.04	$0.11	$(0.15)

Net income (loss) per common share is computed separately for each quarter. Therefore, the sum of such quarterly per share amounts may differ from the total for the years.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2013 because of the material weakness in our internal control over financial reporting discussed below.

Notwithstanding the material weakness that existed as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer have each concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of our Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America. We are remediating the material weakness as described below.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1.           Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the Company;

2.           Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

3.           Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Accordingly, even effective internal control over financial reporting can only provide reasonable assurance of achieving their control objectives.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013.  In making this assessment, our management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our internal control over financial reporting as prescribed above as of the period covered by this Form 10-K.  During this evaluation, management identified a material weakness in our internal control over financial reporting, as described below.  Management has concluded that as a result of this material weakness, our internal control over financial reporting was not effective as of March 31, 2013.  Specifically, we did not have a control in place to periodically assess the appropriateness of the amounts we had estimated and accrued for amounts payable under our agreements with distributors for distributor-related fees.  We did not conduct a periodic comparison of our estimates to actual amounts subsequently paid under the distributor agreements for the purpose of developing our estimates of amounts payable to distributors.  Our estimates were based on the historical relationship of amounts paid to total sales and did not reflect changes in the terms of our distribution agreements.  This material weakness resulted in an immaterial overstatement of our accrual for amounts due to distributors, but absent changes to our controls, there is a reasonable possibility that a material misstatement of the Company's annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal controls over financial reporting as of March 31, 2013, which is included in this Annual Report on Form 10-K.

(c)	Changes in Internal Control over Financial Reporting
During the fiscal quarter ended March 31, 2013, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d)	Management’s Plan for Remediation of Our Material Weakness
To remediate this material weakness, during the first quarter of fiscal 2014, we will change our method of determining amounts payable to distributors and will base our accrual on the terms of each distribution agreement and our estimates of amounts that will be payable under such agreements.  We will conduct a quarterly reconciliation of amounts accrued to the actual amounts paid under the distribution agreements.  We will also formalize policies and procedures including communication and reporting responsibilities among our contract and finance functions to ensure that the administration, payments of and accounting for distributor payments are coordinated.   Our internal audit department will also conduct a review of the accounting procedures over distributor payments during fiscal 2014.

ITEM 9B – OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Medical Action Industries Inc.:

We have audited Medical Action Industries Inc. and subsidiaries (the “Company”) internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)". Medical Action Industries Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A(b), Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the lack of control over the estimation and accrual of amounts payable under agreements with distributors for distributor-related fees has been identified and included in management’s assessment in Item 9A(b). We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the related consolidated balance sheet as of March 31, 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended of Medical Action Industries Inc. and subsidiaries. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and this report does not affect our report dated June 14, 2013, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Medical Action Industries Inc. and subsidiaries has not maintained effective internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We do not express an opinion or any other form of assurance on management’s statements referring to corrective actions taken after March 31, 2013, relative to the aforementioned material weakness in internal control over financial reporting.

/s/ KPMG LLP

Melville, New York
June 14, 2013

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Code of Ethics (the “Code”) for our directors, officers and employees which covers a wide range of business practices and procedures.  The Code is applicable to our principal executive officer, principal financial officer and principal accounting officer or controller and persons performing similar functions ("senior financial officers").  A copy of the Code is available on our website http://www.medical-action.com, and a copy will be mailed without charge, upon written request, to our Corporate Secretary at Medical Action Industries Inc., 500 Expressway Drive South, Brentwood, NY 11717.  We intend to disclose any amendments to or waivers of the Code on behalf of our senior financial officers on our website, at http://www.medical-action.com, promptly following the date of the amendment or waiver.

Pursuant to General Instruction G to Form 10-K, we incorporate by reference the remaining information required by this item from the information to be disclosed in our definitive proxy statement for our 2013 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of March 31, 2013.

ITEM 11 – EXECUTIVE COMPENSATION

Pursuant to General Instruction G to Form 10-K, we incorporate by reference the information required by this item from the information to be disclosed in our definitive proxy statement for our 2013 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of March 31, 2013.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows, as of March 31, 2013, information with respect to compensation plans under which shares of Common Stock are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options(1)	Weighted- average exercise price of outstanding options ($)	Number of securities remaining available for future issuance under equity compensation plans(4)
Equity compensation plans approved by stockholders (2)	1,479,000	$ 10.80	1,337,376
Equity compensation plans not approved by stockholders (3)	----	$ -----	----
Total	1,479,000	$ 10.80	1,337,376

(1)	All share amounts and exercise prices have been adjusted to reflect our three-for-two stock split distributed on February 9, 2007.
(2)	Includes the 1989 Non-Qualified Stock Option Plan, 1994 Stock Incentive Plan and 1996 Non-Employee Stock OptionPlan, all of which have been approved by our stockholders.
(3)	We do not have any equity compensation plans that have not been approved by our stockholders.

(4)	Excludes securities to be issued upon exercise of outstanding options.

Pursuant to General Instruction G to Form 10-K, we incorporate by reference the remaining information required by this item from the information to be disclosed in our definitive proxy statement for our 2013 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of March 31, 2013.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction G to Form 10-K, we incorporate by reference the information required by this item from the information to be disclosed in our definitive proxy statement for our 2013 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of March 31, 2013.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Pursuant to General Instruction G to Form 10-K, we incorporate by reference the information required by this item from the information to be disclosed in our definitive proxy statement for our 2013 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of March 31, 2013.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) The following financial statements are included in Item 8 of this Form 10-K:

(a) (2) The following supplemental schedule is included in this Form 10-K:

Schedule II – Valuation and Qualifying Accounts	82

All other schedules are omitted because they are not required, not applicable or the information is included in the financial statements or notes thereto.

(a) (3) Exhibits:
Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of June, 2013.

MEDICAL ACTION INDUSTRIES INC.

By:	/s/ Paul D. Meringolo
Paul D. Meringolo
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on June 14, 2013 by the following persons in the capacities indicated:

/s/ Paul D. Meringolo	Chief Executive Officer
Paul D. Meringolo	(Principal Executive Officer)

/s /Paul Chapman	President and Chief Operating Officer
Paul Chapman

/s/ John Sheffield	Chief Financial Officer and Corporate Secretary
John Sheffield	(Principal Financial and Accounting Officer)

/s/ Kenneth W. Davidson	Chairman of the Board
Kenneth W. Davidson

/s/ William W. Burke	Lead Director
William W. Burke

/s/ Henry A. Berling	Director
Henry A. Berling

/s/ Kenneth R. Newsome	Director
Kenneth R. Newsome

/s/ Pamela R. Levy	Director
Pamela R. Levy

SCHEDULE II

MEDICAL ACTION INDUSTRIES INC.
Valuation and Qualifying Accounts
Fiscal Years Ended March 31, 2013, 2012 and 2011

		Gross
		Amount
	Balance at	Charged to	Charged	Other		Balance
	Beginning	Costs and	to Other	Charges /		at End
Description	of Year	Expenses	Accounts	(Deductions)		of Year

Year Ended March 31, 2013
Allowance for doubtful accounts	$781	$12	$-	$-		$793
Reserve for slow moving, excess and obsolete inventory	1,015	540	-	(464)	(b)	1,091
Valuation allowance on deferred tax assets	758	279	-	-		1,037
	$2,554	$831	$-	$(464)		$2,921
Year Ended March 31, 2012
Allowance for doubtful accounts	$804	$72	$-	$(95)	(a)	$781
Reserve for slow moving, excess and obsolete inventory	1,415	252	-	(652)	(b)	1,015
Valuation allowance on deferred tax assets	-	758	-	-		758
	$2,219	$1,082	$-	$(747)		$2,554
Year Ended March 31, 2011
Allowance for doubtful accounts	$659	$145	$-	$-		$804
Reserve for slow moving, excess and obsolete inventory	1,540	428	-	(553)	(b)	1,415
Valuation allowance on deferred tax assets	-	-	-	-		-
	$2,199	$573	$-	$(553)		$2,219

(a) Write off of uncollected accounts
(b) Disposal of slow moving and obsolete inventory

EXHIBIT INDEX

Exhibit No.	Description

2.1
Membership Interest Purchase Agreement dated as of October 17, 2006 among Medical Action Industries Inc., Medegen Holdings, LLC, Medegen Medical Products, LLC, Medegen Newco, LLC and MAI Acquisition Corp. (Exhibit 2 to Medical Action Industries Inc.’s Current Report on Form 8-K dated October 18, 2006, SEC File No. 000-13251)

2.2
Agreement and Plan of Merger dated August 27, 2010, by and among Medical Action Industries Inc., MA Acquisition Inc., AVID Medical, Inc. and Michael Sahady as Stockholder Representative (Exhibit 2.1 to Medical Action Industries Inc.’s Current Report on Form 8-K dated August 30, 2010, SEC File No. 000-13251)

3.1	Certificate of Incorporation (Exhibit 3.1 to Medical Action Industries Inc.’s Annual Report on Form 10-K for the year ended March 31, 2002, SEC File No. 000-13251)

3.2	Amended and Restated By-Laws (Exhibit 3.2 to Medical Action Industries Inc.’s Annual Report on Form 8-K dated November 7, 2011, SEC File No. 000-13251)

10.1
Credit Agreement, dated May 17, 2013, by and among Medical Action Industries Inc. and Wells Fargo Bank, National Association  (Exhibit 10.1 to Medical Action Industries Inc. Current Report on Form 8-K, dated May 22, 2013, SEC File No. 000-13251)

10.2
Second Amended and Restated Credit Agreement dated June 7, 2012 by and among Medical Action Industries Inc., JPMorgan Chase Bank, N.A., Citibank, N.A., HSBC Bank USA, N.A., Sovereign Bank, Wells Fargo Bank, N.A. and the other lenders party thereto  (Exhibit 10.2 to Medical Action Industries Inc.’s Current Report on Form 8-K dated June 13, 2012, SEC File No. 000-13251)

10.3+	1996 Non-Employee Director Stock Option Plan, as amended (Exhibit 10.1 to Medical Action Industries Inc.’s Annual Report on Form 10-K for the year ended March 31, 2007, SEC File No. 000-13251)

10.4+*	Form of Stock Option Agreement under the 1996 Non-Employee Director Stock Option Plan

10.5+	1989 Non-Qualified Stock Option Plan, as amended (Exhibit 10.2 to Medical Action Industries Inc.’s Annual Report on Form 10-K for the year ended March 31, 2007, SEC File No. 000-13251)

10.6+*	Form of Stock Option Agreement under the 1989 Non-Qualified Stock Option Plan

10.7+	1994 Stock Incentive Plan, as amended (Exhibit 10.3 to Medical Action Industries Inc.’s Annual Report on Form 10-K for the year ended March 31, 2007, SEC File No. 000-13251)

10.8+*	Form of Stock Option Agreement under the 1994 Stock Incentive Plan

10.9+
Letter Agreement dated as of April 13, 2007 between Medical Action Industries Inc. and Paul D. Meringolo (Exhibit 10 to Medical Action Industries Inc.’s Current Report on Form 8-K dated April 13, 2007, SEC File No. 000-13251)

10.10+
Change in Control Agreement by and between Medical Action Industries Inc. and Richard Setian (effective December 31, 2010)  (Exhibit 10.2 to Medical Action Industries Inc.’s Current Report on Form 8-K dated January 6, 2011, SEC File No. 000-13251)

10.11+
Form of Amended and Restated Change in Control Agreement dated December 31, 2010 (Exhibit 10.1 to Medical Action Industries Inc.’s Current Report on Form 8-K dated January 6, 2011, SEC File No. 000-13251)

10.12+
Employment Agreement dated August 27, 2010 by and between AVID Medical, Inc. and Michael Sahady (Exhibit 10.2 to Medical Action Industries Inc.’s Current Report on Form 8-K dated August 30, 2010, SEC File No. 000-13251)

10.13+*	Medical Action Industries Inc. Summary of Non-Employee Director Compensation (as of June 2013)

10.14+
Amendment to the Medical Action Industries Inc. Stock Option Plan for Non-Employee Directors dated August 13, 2009 (Exhibit A to Medical Action Industries, Inc.’s Definitive Proxy Statement on Schedule 14A filed June 19, 2009, SEC File No. 000-13251)

10.15+*	Medical Action Industries Inc. Summary of Annual Performance Based Bonus Program

10.16+*	Offer Letter dated February 28, 2012 by and between Medical Action Industries Inc. and John Sheffield

10.17+*	Offer Letter dated May 20, 2013 by and between Medical Action Industries Inc. and Paul Chapman

10.18+*	Summary of Compensation Letter dated June 14, 2012 by and between Medical Action Industries Inc. and Paul D. Meringolo

10.19+*	Summary of Compensation Letter dated June 14, 2012 by and between Medical Action Industries Inc. and John Sheffield

10.20+*	Summary of Compensation Letter dated June 14, 2012 by and between Medical Action Industries Inc. and Charles L. Kelly, Jr

10.21+*	Summary of Compensation Letter dated June 14, 2012 by and between Medical Action Industries Inc. and Eric Liu

10.22+*	Summary of Compensation Letter dated June 14, 2012 by and between Medical Action Industries Inc. and Richard Setian

21.1*	Subsidiaries of Medical Action Industries Inc.

23.1*	Consent of KPMG LLP, Registered Independent Public Accounting Firm

23.2*	Consent of Grant Thornton LLP, Registered Independent Public Accounting Firm

31.1*	Certification of Chief Executive Officer as required by Rule 13a – 14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer as required by Rule 13a – 14(a) of the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	XBRL Taxonomy Definition Linkbase Document

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

______________________
*	Filed herewith
**	Furnished herewith
+	Identifies management contracts and compensatory plans and arrangements
#
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.