Form 10-Q
period 2013-06-30
MEDICAL ACTION INDUSTRIES INC
filed 2013-08-02
CIK 748270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

16,390,628 shares of common stock are issued and outstanding as of August 1, 2013.

FORM 10-Q

PART I.        FINANCIAL INFORMATION
Item 1.          Condensed Consolidated Financial Statements

MEDICAL ACTION INDUSTRIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2013	March 31, 2013
ASSETS	(unaudited)

Current Assets
Cash and cash equivalents	$126	$558
Accounts receivable, less allowance for doubtful accounts of $793 at June 30, 2013 and at March 31, 2013	34,237	32,615
Inventories, net	50,249	53,014
Prepaid expenses	2,202	1,424
Deferred income taxes	1,410	1,410
Prepaid income taxes	968	1,022
Other current assets	2,153	2,295

Total current assets	91,345	92,338

Property, plant and equipment, net of accumulated depreciation of $38,337 at June 30, 2013 and $38,069 at March 31, 2013	44,214	44,960
Goodwill	30,021	30,021
Other intangible assets, net	35,927	36,586
Other assets, net	7,325	2,994

Total Assets	$208,832	$206,899

LIABILITIES & STOCKHOLDER'S EQUITY

Current Liabilities
Accounts payable	$16,111	$13,523
Accrued expenses	19,059	25,106
Current portion of capital lease obligations	188	176
Current portion of long-term debt	1,370	1,370

Total current liabilities	36,728	40,175

Other long-term liabilities	4,802	595
Deferred income taxes	6,415	6,415
Capital lease obligations, less current portion	13,420	13,475
Long-term debt, less current portion	52,036	51,330

Total Liabilities	113,401	111,990

Stockholders’ Equity:

Common stock 40,000 shares authorized, $.001 par value; issued and outstanding 16,391 shares at June 30, 2013 and March 31, 2013	16	16
Additional paid-in capital	35,735	35,492
Accumulated other comprehensive loss	(773)	(773)
Retained earnings	60,453	60,174

Total Stockholders’ Equity	95,431	94,909
Total Liabilities and Stockholders’ Equity	$208,832	$206,899

See accompanying notes to the condensed consolidated financial statements.

MEDICAL ACTION INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended June 30,
	2013	2012
	(Unaudited)

Net sales	$107,241	$112,237
Cost of sales	89,520	95,292
Gross profit	17,721	16,945

Selling, general and administrative expenses	15,612	15,944

Operating income	2,109	1,001

Interest expense, net	1,656	1,224

Income (loss) before income taxes	453	(223)
Income tax expense (benefit)	174	(86)

Net income (loss)	$279	$(137)

Earnings (loss) per share :
Basic
Net income (loss)	$0.02	$(0.01)
Weighted-average common shares outstanding (basic)	16,391	16,391

Diluted
Net income (loss)	$0.02	$(0.01)
Weighted-average common shares outstanding (diluted)	16,465	16,391

See accompanying notes to the condensed consolidated financial statements.

MEDICAL ACTION INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended June 30,
	2013	2012
	(Unudited)

Net income (loss)	$279	$(137)
Other comprehensive income (loss):
Pension liability adjustment, net of income tax	-	-
Total comprehensive income (loss)	$279	$(137)

See accompanying notes to the condensed consolidated financial statements.

MEDICAL ACTION INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED JUNE 30, 2013
(Unaudited)
(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Equity

Balance at April 1, 2013	16,391	$16	$35,492	$(773)	$60,174	$94,909

Net income	-	-	-	-	279	279

Amortization of deferred compensation	-	-	3	-	-	3

Stock-based compensation	-	-	240	-	-	240

Balance at June 30, 2013	16,391	$16	$35,735	$(773)	$60,453	$95,431

See accompanying notes to the condensed consolidated financial statements.

MEDICAL ACTION INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended June 30,
	2013	2012

Cash flows from operating activities:
Net income (loss)	$279	$(137)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,213	1,299
Amortization	1,567	962
Provision for allowance for doubtful accounts	-	3
Deferred income taxes	-	(114)
Stock-based compensation	243	177
Loss on sale of property and equipment	(116)	-
Changes in operating assets and liabilities:
Accounts receivable	(2,192)	(2,412)
Inventories	2,414	(208)
Prepaid expenses and other current assets	(853)	(530)
Prepaid income taxes	54	47
Other assets	(5,240)	(302)
Accounts payable	2,588	7,479
Accrued expenses and other	(701)	4,572

Net cash provided by (used in) operating activities	(744)	10,836

Cash flows from investing activities:
Purchases of property, plant and equipment	(511)	(564)
Proceeds from sale of property and equipment	160	-

Net cash used in investing activities	(351)	(564)

Cash flows from financing activities:
Proceeds from revolving line of credit and long-term borrowings	29,763	1,100
Principal payments on revolving line of credit and long-term borrowings	(29,057)	(15,770)
Principal payments on capital lease obligations	(43)	(33)

Net cash provided by (used in) financing activities	663	(14,703)

Net decrease in cash and cash equivalents	(432)	(4,431)
Cash and cash equivalents at beginning of year	558	5,384
Cash and cash equivalents at end of year	$126	$953

Supplemental disclosures:
Interest paid	817	1,215
Income taxes paid (refunded)	114	(18)

See accompanying notes to the condensed consolidated financial statements.

MEDICAL ACTION INDUSTRIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Medical Action Industries Inc. (“we”, “us”, “our”, or “ourselves”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in our 2013 Annual Report on Form 10-K.

A summary of our significant accounting policies is identified in Note 1 “Organization and Summary of Significant Accounting Policies” of our  2013 Annual Report on Form 10-K. Users of financial information produced for interim periods are encouraged to refer to the notes contained in the 2013 Annual Report on Form 10-K when reviewing interim financial results. There have been no changes to our significant accounting policies or to the assumptions and estimates involved in applying these policies. The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. All dollar amounts presented in our notes to condensed consolidated financial statements are presented in thousands, except share and per share data.

Note 2. Summary of Significant Accounting Policies

The preparation of consolidated annual and quarterly financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. We have made a number of estimates and assumptions in the preparation of these condensed consolidated financial statements. We can give no assurance that actual results will not differ from those estimates. Some of the more significant estimates include allowances for trade rebates and doubtful accounts, realizability of inventories, goodwill and other intangible assets, depreciation and amortization of long-lived assets, valuation of deferred tax assets, pensions and other postretirement benefits and environmental and litigation matters. There have been no material changes to our critical accounting policies and estimates from the information provided in Note 1 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended March 31, 2013.

Note 3. Recently Issued Accounting Pronouncements

Indefinite-Lived Intangible Assets Impairment Testing

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment ASU 2012-02, which amended the provisions of FASB ASC 350, Intangibles - Goodwill and Other.  ASU 2012-02 permits an entity to make a qualitative assessment of whether it is more likely than not that an indefinite-lived intangible asset is less than its carrying amount before applying the second step of the impairment test.  If an entity concludes that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it would not be required to perform the second step of the impairment test for that indefinite-lived intangible asset.  The new standard is effective for annual and interim indefinite-lived intangible assets impairment tests performed in fiscal years beginning after September 15, 2012, which for us was April 1, 2013.  We will consider this new standard when conducting our annual impairment test of indefinite-lived intangible assets.

Note 4. Inventories

Inventories, which are stated at the lower of cost (determined by means of the first in, first out method) or market, consist of the following:

	June 30, 2013	March 31, 2013
Finished goods, net	$26,900	$30,531
Raw materials, net	17,381	17,766
Work in progress, net	5,968	4,717

Total inventories, net	$50,249	$53,014

On a continuing basis, inventory quantities on hand are reviewed and an analysis of the provision for slow moving, excess and obsolete inventory is performed based primarily on our sales history and anticipated future demand. The reserve for slow moving, excess and obsolete inventory amounted to approximately $1,494 at June 30, 2013 and $1,091 at March 31, 2013.

Note 5. Related Party Transactions

As part of the assets and liabilities acquired in August 2010 as a result of the AVID acquisition, we assumed a capital lease obligation for the AVID facility located in Toano, Virginia. The facility, which includes an 185,000 square foot manufacturing and warehouse building and approximately 12 acres of land, is owned by Micpar Realty, LLC (“Micpar”). AVID’s founder, former CEO and principal shareholder, is a part owner of Micpar and subsequent to the acquisition of AVID, he was appointed to our board of directors and resigned in August 2012.

The gross amount and net book value of the assets under the capital lease are as follows:

	June 30, 2013	March 31, 2013
Capital lease, gross	$11,409	$11,409
Less: Accumulated amortization	(1,740)	(1,586)
Capital lease, net	$9,669	$9,823

During both the three months ended June 30, 2013 and 2012, we recorded $154 (of which $35 is included in our cost of sales and $119 is included in our selling, general and administrative expenses) of amortization expense associated with the capital lease, respectively.

As of June 30, 2013, the capital lease requires monthly payments of $127 with increases of 2% per annum. The lease contains provisions for an option to buy in January of 2014 and January of 2016 and expires in March 2029. The effective rate on the capital lease obligation is 9.9%.  We recorded interest expense associated with the lease obligation of $336 and $340 for the three months ended June 30, 2013 and 2012, respectively.

The following is a schedule by years of the future minimum lease payments under the capital lease as of June 30, 2013:

Capital Lease Payments
Balance of Fiscal 2014	$1,139
2015	1,549
2016	1,580
2017	1,611
2018	1,643
Thereafter	20,398
Total minimum lease payments	27,920
Less: Amounts representing interest	14,312
Present value of minimum lease payments	13,608
Less: Current portion of capital lease obligation	188
Long-term portion of capital lease obligation	$13,420

A current member of our board of directors is currently a minority shareholder of Custom Healthcare Systems ("CHS"), an assembler and packager of Class 1 medical products. CHS is a supplier to our AVID facility located in Toano, Virginia for small kits and trays. They also purchase sterile instruments from our facility located in Arden, North Carolina. CHS sold approximately $437 and $436 in small kits and trays to us during the three months ended June 30, 2013 and 2012, respectively and purchased approximately $213 and $263 of sterile instruments from us during the three months ended June 30, 2013 and 2012, respectively.  As of June 30, 2013 and March 31, 2013, $237 and $265, respectively, was due to us from CHS.  As of June 30, 2013 and March 31, 2013, $34 and $45, respectively, was due to CHS from us.

Note 6. Other Intangible Assets

At June 30, 2013, other intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value

Trademarks/tradenames not subject to amortization	$1,266	$-	$1,266
Trademarks subject to amortization (5 years)	2,100	1,190	910
Customer relationships (20 years)	43,200	9,467	33,733
Intellectual property (7 years)	400	382	18
Total other intangible assets, net	$46,966	$11,039	$35,927

At March 31, 2013, other intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value

Trademarks/tradenames not subject to amortization	$1,266	$-	$1,266
Trademarks subject to amortization (5 years)	2,100	1,085	1,015
Customer relationships (20 years)	43,200	8,927	34,273
Intellectual property (7 years)	400	368	32
Total other intangible assets, net	$46,966	$10,380	$36,586

We recorded amortization expense related to the above amortizable intangible assets of $659 for both three month periods ended June 30, 2013 and 2012. The estimated aggregate amortization expense for each of the succeeding years ending June 30, 2018 is as follows:

Fiscal Year	Amount
2014	$2,598
2015	2,580
2016	2,230
2017	2,160
2018	2,160
$11,728

Note 7. Credit Facilities and Long-Term Debt

Long-term debt consists of the following:

	June 30, 2013	March 31, 2013
Revolving credit loan	$42,038	$4,700
Term loan	11,368	48,000

Total outstanding	$53,406	$52,700

Less: current portion	1,370	1,370

Total long-term debt	$52,036	$51,330

On June 7, 2012, we entered into the Second Amended and Restated Credit Agreement (the “Prior Credit Agreement”) with certain lenders and JPMorgan Chase Bank, N.A. acting as administrative agent for the lenders.  The Prior Credit Agreement provided us with total borrowings of up to $76,000, consisting of (1) a secured term loan with a principal amount of $51,000 and (2) a secured revolving credit facility, which amounts could have been borrowed, repaid and re-borrowed up to $25,000.  Both the term loan and the revolving credit facility bore interest at LIBOR plus 4% under the terms of the Prior Credit Agreement.

On May 17, 2013, we entered into a credit agreement (the “New Credit Agreement”), among ourselves, as borrower and Wells Fargo Bank, National Association, as administrative agent and lender.  The New Credit Agreement provides for a maximum borrowing capacity of $65,000 consisting of the following loans: (1) a $11,505 secured term loan (the “Term Loan”) with $11,368 outstanding at June 30, 2013, (2) $5,000 in secured delayed draw term loans (collectively, the “Delayed Draw Term Loans”) which had not been drawn upon by us at June 30, 2013 and (3) up to $53,495 in revolving loans (collectively, the “Revolving Loans”), with $42,038 outstanding at June 30, 2013, which Revolving Loans may be reduced by the amount of any outstanding Delayed Draw Term Loans drawn by us.  The proceeds from the New Credit Agreement were used to repay and cancel all amounts due under the Prior Credit Agreement.  The balance sheet classification of our debt at March 31, 2013 is based on the maturity terms of the New Credit Agreement. For further information, refer to note 7, Long Term Debt, in our consolidated financial statements and footnotes thereto included in our 2013 Annual Report on Form 10-K.

The Revolving Loans will be used to finance our working capital needs and general corporate purposes and for permitted acquisitions.  The Term Loan and Revolving Loan mature on May 17, 2018.  The commitments, with respect to the Delayed Draw Term Loans terminate on May 17, 2015 and any Delayed Draw Term Loans drawn by us also mature on May 17, 2015.  The Term Loan amortizes in consecutive monthly installments, each in the principal amount of $137, commencing June 1, 2013.  Any Delayed Draw Term Loan drawn by us will amortize in consecutive monthly installments, each in the principal amount equal to the result of (1) the original principal amount of such Delayed Draw Term Loan divided by (2) the number of months remaining from the date the Delayed Draw Term Loan was drawn until May 17, 2015.  Any undrawn commitments under the Delayed Draw Term Loans are reduced by $208 on each calendar month, commencing June 1, 2013.

Term Loans outstanding under the New Credit Agreement bear interest at a rate per annum equal to, at our election, (1) LIBOR Rate (as defined in the New Credit Agreement) plus a margin ranging from 2.50% to 3.00%, depending on the Average Access Availability (as defined in the New Credit Agreement) at the time of calculation, or (2) Base Rate (as defined in the New Credit Agreement) plus a margin ranging from 1.50% to 2.00%, depending on the Average Access Availability at the time of calculation.  Revolving Loans outstanding under the New Credit Agreement will bear interest at a rate per annum equal to, at our election (1) LIBOR Rate plus a margin ranging from 2.00% to 2.50%, depending on the Average Access Availability at the time of calculation, or (2) Base Rate plus a margin ranging from 1.00% to 1.50%, depending on the Average Access Availability at the time of calculation.  Additionally, we are required to pay an unused line fee at a rate per annum ranging from 0.375% to 0.50% on the daily unused amount of the Revolving Loan commitments of the Lender during the period for which the payment is made, payable monthly in arrears.  If drawn, Delayed Draw Term Loans outstanding under the New Credit Agreement will bear interest at a rate per annum equal to, at our election (1) LIBOR Rate plus a margin ranging from 4.25% to 4.75%, depending on the Average Access Availability at the time of calculation, or (2) Base Rate plus a margin ranging from 3.25% to 3.75%, depending on the Average Access Availability at the time of calculation.

The average interest rate on the Term Loans under the New Credit Agreement and term loans under the Prior Credit Agreement approximated 4.41% and 3.91% during the three months ended June 30, 2013 and 2012, respectively.  The average interest rate on our revolving loans under the New Credit Agreement and revolving loans under the Prior Credit Agreement approximated 4.68% and 4.58% during the three months ended June 30, 2013 and 2012, respectively.  Our availability for our revolving loans under the New Credit Agreement was $10,505 as of June 30, 2013.  As of June 30, 2013, we were in compliance with all applicable covenants under the New Credit Agreement.

Note 8. Stock-Based Compensation Plans

We have various stock-based compensation plans and recognized stock-based compensation (exclusive of deferred tax benefits) for awards granted under our stock-based compensation plans in the following line items in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,
	2013	2012
Cost of sales	$10	$10
Selling, general and administrative expenses	233	167

Stock-based compensation expense before income tax benefits	$243	$177

We granted 407,500 stock options to employees during the three months ended June 30, 2013, which vest 25% during fiscal 2015, 25% during fiscal 2016 and 50% during fiscal 2017.  The options expire 10 years from the date of grant and have a weighted average exercise price equal to $8.39, have a weighted average remaining contractual term of 9.9 years and weighted average grant date fair value of $4.56 per share determined based upon a Black-Scholes option valuation model.

No stock options were granted during the three months ended June 30, 2012.

The fair value of stock options on the date of grant, and the weighted average assumptions used to estimate the fair value of the stock options granted during the respective periods using the Black-Scholes option valuation model were as follows:

	Three Months Ended June 30,
	2013	2012
Dividend yield	n/a	n/a
Weighted-average expected volatility	62.5%	n/a
Risk-free interest rate	0.9%	n/a
Expected life of options (in years)	5.37	n/a
Fair value of options granted	$4.56	n/a

The following is a summary of the changes in outstanding options for all of our plans during the three months ended June 30, 2013:

	Shares	Weighted Average Exercise Price	Remaining Weighted Average Contract Life (Years)	Aggregate Intrinsic Value
Outstanding at April 1, 2013	1,479,000	$10.80	5.6	$793
Granted	407,500	$8.39
Exercised	-	$-
Expired/Forfeited	(112,750)	$10.81
Outstanding at June 30, 2013	1,773,750	$10.25	6.6	$1,384

Options exercisable at June 30, 2013	973,437	$12.72	4.5	$295

Expected to vest as of June 30, 2013	658,660	$7.24	9.1	$942

No options were exercised during the three months ended June 30, 2013. As of June 30, 2013, there was approximately $3,179 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under our plans and that cost is expected to be recognized over a period of 2.6 years.

The following is a summary of the changes in non-vested stock options for the three months ended June 30, 2013:

	Shares	Average Grant Date Fair Value
Outstanding at April 1, 2013	540,063	$4.09
Granted	407,500	$4.56
Vested	(139,750)	$5.97
Expired/forfeited	(7,500)	$6.55

Outstanding at June 30, 2013	800,313	$3.97

Grants of restricted stock are common stock awards granted to recipients with specified vesting provisions. The restricted stock issued vests based upon the recipients continued service over time (five-year vesting period). We estimate the fair value of restricted stock based on our closing stock price on the date of grant.

The following is a summary of restricted stock activity in our 1994 Stock Incentive Plan for the three months ended June 30, 2013:

	Shares	Weighted Average Grant Price
Outstanding at April 1, 2013	5,625	$12.58
Granted	-	$-
Vested	(1,875)	$12.58
Expired/forfeited	-	$-

Outstanding at June 30, 2013	3,750	$12.58

Expected to vest as of June 30, 2013	3,250	$12.58

Note 9. Income Taxes

Our provision for income taxes consists of federal, state and local taxes in amounts necessary to align our year-to-date provision for income taxes with the effective tax rate that we expect to achieve for the full year. Our annual effective tax rate for Fiscal 2014, excluding discrete items, is estimated to be 36.3% based upon our anticipated earnings.

For the three months ended June 30, 2013, we recorded a provision for income taxes of $174, which consisted of federal, state and local taxes, including a discrete item of $7 related to the accrual of interest for uncertain tax positions under ASC 740 – Income Taxes. For the three months ended June 30, 2012, we recorded a tax benefit of $86.

The effective tax rate, including the discrete item, for the three months ended June 30, 2013 was a provision for income taxes of 38.4% compared to a benefit for income taxes of 38.6% in the comparable prior period.  The effective tax rate for the three months ended June 30, 2013 is different than the statutory rate primarily due to the tax effect of non-deductible expenses, the Section 199 manufacturing deduction and state and local taxes.

Note 10. Earnings (Loss) Per Share

Basic earnings (loss) per share are based on the weighted average number of common shares outstanding without consideration of potential common shares. Diluted earnings (loss) per share are based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average prices during the periods. Excluded from the calculation of earnings (loss) per share are options to purchase 1,312,231 shares for the three months ended June 30, 2013 and 1,318,128 shares for the three months ended June 30, 2012,  as their inclusion would not have been dilutive.

The following is a reconciliation of the numerator and denominator of the basic and diluted net earnings (loss) per share computations for the three months ended June 30, 2013 and 2012, respectively.

	Three Months Ended June 30,
	2013	2012

Numerator :
Net income (loss) for basic and diluted earnings per share	$279	$(137)

Denominator :
Denominator for basic earnings (loss) per share - weighted average shares outstanding (in thousands)	16,391	16,391

Effect of dilutive securities:
Employee and director stock options	74	-
Denominator for diluted earnings per share - adjusted weighted average shares outstanding (in thousands)	16,465	16,391

Earnings (loss) per share:
Basic
Net income (loss)	$0.02	$(0.01)

Diluted
Net income (loss)	$0.02	$(0.01)

Note 11. Accounts Payable and Accrued Expenses

Included in accounts payable as of June 30, 2013 and March 31, 2013 are book cash overdrafts of $7,728 and $5,372, respectively.

Accrued expenses consist of the following:

	June 30, 2013	March 31, 2013
Accrued accounts payable	$7,193	$7,488
Employee compensation and benefits	3,601	4,847
Group purchasing organization fees	1,924	1,569
Other accrued liabilities	1,816	1,887
Accrued distributor fees	1,677	3,608
Freight and duty	1,170	1,270
Professional fees	1,065	1,178
Commissions	613	768
Book cash overdraft	-	2,491
Total accrued expenses	$19,059	$25,106

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

Due to their maturities and/or variable interest rates, certain financial instruments have fair values that approximate their carrying values. These instruments include cash, accounts receivable, trade payables and our outstanding debt under our term loan and revolving credit facility. The book value and the fair value of our capital lease obligation were $13,608 and $17,580, respectively as of June 30, 2013.  The fair value was determined based on our current incremental borrowing rate and is considered a Level 3 input.

Note 13. Business Concentrations and Major Customers

We manufacture and distribute disposable medical products principally to medical product distributors and hospitals located throughout the United States. We perform credit evaluations of its customers’ financial condition and do not require collateral. Receivables are generally due within 30 – 90 days. Credit losses relating to customers have historically been minimal and within management’s expectations.

Sales to Owens & Minor, Inc. and Cardinal Health Inc., (the “Distributors”) accounted for approximately 40% and 21% of net sales, respectively for three months ended June 30, 2013. Although the Distributors may be deemed in a technical sense to be major purchasers of our products, they typically serve as a distributor between the end user and ourselves and do not make significant purchases for their own account. We, therefore, do not believe it is appropriate to categorize the Distributors as customers for the purpose of evaluating concentrations.

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

Note 14. Other Matters

We are a party to a lawsuit arising out of the conduct of our ordinary course of business. It is covered by insurance and while the result of such lawsuit cannot be predicted with certainty, management does not expect that the ultimate liability, if any, will have a material adverse effect on our financial position or results of operations.

Our Tennessee facility, which is comprised of approximately 25 acres in a light industrial park located in Gallaway, Tennessee, was acquired by Medegen Medical Products, LLC (“Medegen”) in 1999 prior to our ownership of Medegen.  In connection with an environmental due diligence evaluation of the facility prior to its acquisition by Medegen, consultants detected the presence of chlorinated solvents in groundwater beneath the manufacturing plant.  The identified groundwater contamination is in the process of being remediated.  At the time of our acquisition of Medegen, the prior owner of the facility agreed to retain responsibility for the remediation of the contamination and to fully indemnify us for all costs associated with the environmental remediation as well as any claims that might arise, including third party claims.  Under an agreement executed at the time of the sale, the Vollrath Co. and its parent Windway Capital Corp. (collectively, “Indemnitor”) are required, on a quarterly basis, to provide documentation from independent parties confirming that the Indemnitor has sufficient assets, in the form of unencumbered, unrestricted cash, marketable securities or unused and available borrowing capacity, as necessary to pay the most recently estimated costs of outstanding environmental remediation obligations.  Now that full-scale remediation is underway at the site, the Indemnitor is also required to provide Letters of Credit (“LC”) to secure its current and future obligations, including a $2,000 LC that is currently open and future LCs in the amount of $1,000 from December 7, 2014 through December 7, 2017.  No assurance can be given that the Indemnitor will have the financial resources necessary to complete the environmental remediation and/or defend any claims that may arise, that recommended cleanup levels will be achieved over the long term, or that further remedial activities will not be required. As of June 30, 2013, we have recorded an estimated liability of $4,200 to remediate the groundwater contamination and a corresponding amount due from the Indemnitor.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statement

This report on Form 10-Q contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the future economic performance and financial results. The forward-looking statements relate to (i) the expansion of our market share, (ii) our growth into new markets, (iii) the development of new products and product lines to appeal to the needs of our customers, (iv) the retention of our earnings for use in the operation and expansion of our business and (v) our ability  to avoid information technology system failures which could disrupt our ability to function in the normal course of business by potentially causing delays or cancellation of customer orders, impeding the manufacture or shipment of products, or resulting in the unintentional disclosure of customer or our information.

Important factors and risks that could cause actual results to differ materially from those referred to in the forward-looking statements include, but are not limited to, the effect of economic and market conditions, the impact of the consolidation throughout the healthcare supply chain, volatility of raw material costs, volatility in oil prices, foreign currency exchange rates, the impact of healthcare reform, opportunities for acquisitions and our ability to effectively integrate acquired companies, our ability to maintain its gross profit margins, the ability to obtain additional financing to expand our business, our failure to successfully compete with competitors that have greater financial resources, the loss of key management personnel or the inability to attract and retain qualified personnel, the impact of current or pending legislation and regulation, as well as the risks described from time to time in our filings with the Securities and Exchange Commission, which include this report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

The forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause our actual results, performance and/or achievements  to differ materially from any future results, performance or achievements, express or implied, by the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, and that in light of the significant uncertainties inherent in forward-looking statements; the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

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

Our market approach encompasses ongoing strategic relationships with group purchasing organizations (“GPOs”), integrated delivery networks (“IDNs”), acute care facilities, surgery centers, clinical decision makers and procurement managers within acute care facilities, national and regional distributors and other end users of our products. Our internal structure supports a market presence which encompasses: i) a marketing team comprised of product line managers for each of our key product categories, ii) an Executive Health Services team, that directly maintains our relationship with GPOs and IDNs, iii) regional managers who supervise both Clinical Care and Patient Care sales representatives and maintain relationships with larger acute care facilities and iv) sales representatives which maintain a direct presence with the end users of our products and manage compliance levels on GPO and IDN contracts. While we view the end users of our products as the critical decision point driving our market penetration, approximately 61% of our products are sold through two large national distributors.

We have supply agreements with substantially every major GPO and IDN in the country including Novation, LLC (“Novation”), Premier Purchasing Partners, L.P. (“Premier”) and MedAssets Supply Chain Systems, LLC (“MedAssets”). The supply agreements with GPOs and IDNs set forth the major terms and conditions, including pricing, by which their members may purchase our products, and typically have no minimum purchase requirements with terms of one to three years that can be terminated on ninety days advance notice. A majority of our acute care facility customers are members of at least one GPO. The supply agreements we have been awarded through these GPOs designate us as a sole-source or multi-source provider for substantially all of our product offerings.  While the acute care facilities associated with the GPOs and IDNs are not obligated to purchase our product offerings, many of these supply agreements have resulted in unit sales growth for us. Acute care facility orders purchased through our supply agreements with the three largest GPOs in the healthcare industry, Novation, Premier and MedAssets, accounted in aggregate for $56,111 or 52% of our total net sales for the three months ended June 30, 2013.

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

Hospital utilization, economic pressure on acute care facilities and volatility in commodity prices continue to impact our revenues, average selling prices and gross profit. We have addressed these conditions by evaluating our product lines, investing in our sales and marketing teams, reducing our operating costs and differentiating ourselves in the market by emphasizing our ability to add value to our customers by improving their patient outcomes. Additionally, we have made concerted efforts to evaluate our profitability within product lines and in certain markets which may result in temporary reduction in revenues in favor of increased profit margins.  We remain committed to being a trusted strategic partner to our customers known for delivering innovative solutions to the healthcare community to improve the quality of care and enhancing patient experiences.

During the three months ended June 30, 2013 and 2012, we reported revenues of $107,241 and $112,237, respectively.  Our net income (loss) and earnings (loss) per basic and diluted share during the three months ended June 30, 2013 and 2012 amounted to $279 or $0.02 per diluted share, and ($137) or ($0.01) per diluted share, respectively.  Net income during the three months ended June 30, 2013 was partially offset by $408 in interest expense, net of applicable taxes, related to the write-off of deferred financing costs associated with the repayment of all amounts owed under the Prior Credit Agreement.

THREE MONTHS ENDED JUNE 30, 2013 COMPARED TO THREE MONTHS ENDED JUNE 30, 2012:

The following table sets forth net sales by market for the three months ended June 30, 2013 and 2012:

			Increase (decrease) due to
	June 30, 2013	June 30, 2012	Price/Mix	Volume/Mix
Clinical Care Market	$71,187	$69,963	$440	$783
Patient Care Market	38,845	45,502	(736)	(5,921)
Sales Related Adjustments	(2,791)	(3,229)	773	(336)
Total Net Sales	$107,241	$112,237	$477	$(5,474)

The increase in our clinical care market was primarily attributable to higher domestic market penetration associated with our custom procedure trays and minor procedure kits and trays product categories.  This increase was partially offset by declines in our operating room products.

The decline in our patient care market was primarily attributable to lower domestic market share associated with our containment systems for medical waste, patient bedside plastics, laboratory and protective apparel product categories.  A significant portion of the reduction in domestic market share was the result of our strategic decision to discard certain business that conflicted with our profitability improvement initiatives.

Gross profit was $17,721 and $16,945 during the three months ended June 30, 2013 and 2012, respectively.  Gross profits as a percentage of net sales was 16.5% during the three months ended June 30, 2013 and 15.1% during the three months ended June 30, 2012.  The improvement in gross profits was attributable to a decline in the cost of raw materials and products sourced from overseas vendors and a change in the mix of products sold.

Resin-related product lines which include containment systems for medical waste, patient bedside plastics and laboratory represent approximately 33% of our revenues for the three months ended June 30, 2013.  The primary raw material utilized in the manufacture of these products is plastic resin. We continue to experience volatility in resin costs consistent with the changes in global market prices of oil, natural gas and other factors.  Our gross profit during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 was favorably impacted by $209 due to lower resin prices.

During the three months ended June 30, 2013, we imported approximately $11,925 of finished goods and certain raw materials from overseas vendors, principally those in China.  Our main imports are operating room products, which include operating room towels and laparotomy sponges, minor procedure kits and trays and surgical instruments used in our minor procedure kits and trays and certain containment products and patient bedside disposable products that we do not produce domestically.  The products we import from China include cotton and plastic resin as raw materials.

While we do not directly purchase unfinished cotton, it is the primary raw material utilized by our overseas vendors in the production of our operating room towels and laparotomy sponges.  Our gross profit during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 was favorably impacted by $758 due to lower costs of products sourced from overseas vendors.

Selling, general and administrative expenses amounted to $15,612 and $15,944 during the three months ended June 30, 2013 and 2012, respectively. The decrease is primarily related to a $325 reduction in professional services and a $191 reduction in sales commissions, which were partially offset by an increase of $184 in all other selling, general and administrative expenses.

Distribution expenses, which are included in selling, general and administrative expenses, amounted to $2,076 and $2,140 during the three months ended June 30, 2013 and 2012, respectively. The decrease is primarily due to a reduction in labor-related costs, principally overtime expenses.

Interest expense amounted to $1,656 and $1,224 during the three months ended June 30, 2013 and 2012, respectively. The increase in interest expense of $662 was due to the write-off of deferred financing costs associated with the Prior Credit Agreement.

Income tax expense (benefit) amounted to $174 and ($86) during the three months ended June 30, 2013 and 2012, respectively. Income tax expense (benefit) as a percent of income (loss) before income taxes was 38.4% and (38.6%) during the three months ended June 30, 2013 and 2012, respectively.

Liquidity and Capital Resources

Borrowing Arrangements

On May 17, 2013, we entered into our New Credit Agreement.  A portion of the proceeds of our New Credit Agreement was used to repay and cancel all amounts due under the Prior Credit Agreement.  Upon such repayment, the Prior Credit Agreement was terminated.  The New Credit Agreement provides for a maximum borrowing capacity of $65,000, consisting of the following loans; (1) a $11,505 secured term loan fully drawn by us on May 17, 2013, (2) $5,000 in secured Delayed Draw Term Loans and (3) up to $53,495 in secured revolving loans, which may be reduced by the amount of any outstanding Delayed Draw Term Loans drawn by us.  The revolving loans are used to finance the working capital needs and general corporate purposes of ourselves and our subsidiaries and for permitted acquisitions.  If our Excess Availability (as defined in the New Credit Agreement) falls below a specified amount, we will be required to comply with specified financial covenants relating to; (1) after financial statements are delivered for the month ending July 31, 2013, a minimum fixed charge coverage ratio of 1.00 to 1.00, measured on a month-end basis and (2) until financial statements are delivered for the month ending July 31, 2013, minimum earnings before interest, taxes, depreciation and amortization for certain month-end periods (such financial covenant, the “EBITDA Covenant”), including negative $800 for the one month period ending April 30, 2013, $700 for the two month period ending May 31, 2013 and $3,000 for the three month period ending June 30, 2013.  If we draw a Delayed Draw Term Loan, we will be required to comply with a maximum leverage ratio covenant ranging from 3.00 to 1.00 to 3.25 to 1.00, measured on a month-end basis.  In addition, we had committed to certain post-closing conditions, including providing monthly financial statements, annual updates of financial projections and the filing of a mortgage on our Brentwood, New York corporate headquarters (which took place on July 16, 2013).

As of June 30, 2013, our Excess Availability under the New Credit Agreement was approximately $10,505 and as a result, we became subject to the EBITDA Covenant. We are in compliance with the EBITDA Covenant because our (loss) earnings before interest, taxes, depreciation and amortization were: (1) ($405), for the one month period ending April 30, 2013, (2) $2,181, for the two month period ending May 31, 2013 and (3) $2,772, for the three month period ending June 30, 2013.  As of June 30, 2013, we had not drawn a Delayed Draw Term Loan and were in compliance with the EBITDA Covenant and therefore we (1) were not subject to any other financial covenants under the New Credit Agreement and (2) were in compliance with all applicable covenants under the New Credit Agreement.

Borrowings under the New Credit Agreement are collateralized by substantially all of our assets and are fully guaranteed by us and our subsidiaries.  The New Credit Agreement contains certain restrictive covenants, including, among others, covenants limiting our ability to incur indebtedness, grant liens, guarantee obligations, sell assets, make loans and investments, enter into merger and acquisition transactions and declare or make dividends.  Please see Note 7 of our condensed consolidated financial statements for additional information regarding the New Credit Agreement.

Cash Flows

Cash and cash equivalents changed as follows during the three months ended June 30:

	2013	2012
Cash provided (used in) by operating activities	$(744)	$10,836
Cash used in investing activities	$(351)	$(564)
Cash provided by (used in) financing activities	$663	$(14,703)
Decrease in cash and cash equivalents	$(432)	$(4,431)

Historically, our primary sources of liquidity and capital resources have included cash provided by operations and the use of available borrowing facilities while the primary uses of liquidity and capital resources have included acquisitions, capital expenditures and payments on debt.

Cash used in operating activities during the three months ended June 30, 2013 was primarily comprised of decreases in accrued expenses and other liabilities of $701 and increases in other assets of $5,240 and accounts receivable of $2,192. These were partially offset by net income from operations of $279, an increase in accounts payable of $2,588, a decrease in inventories of $2,414, amortization of $1,567 and depreciation of $1,213.  Approximately $662 of the total amortization was attributable to a non-recurring write-off of deferred financing costs associated with the repayment of amounts owed under our Prior Credit Agreement.

Cash used in investing activities during the three months ended June 30, 2013 consisted of $511 in purchases of property, plant and equipment.  The majority of these capital expenditures related to machinery and equipment for our injection molding facility located in Gallaway, Tennessee.  Our New Credit Agreement contains certain restrictive covenants but do not limit the amount of capital expenditures per annum.  On an annual basis, management expects to make capital expenditures on machinery and equipment to improve efficiencies at our manufacturing facilities.

Cash provided by financing activities during the three months ended June 30, 2013 consisted primarily of $706 in net borrowings on our Credit Agreement.  During the three months ended June 30, 2013, borrowings under our term loan decreased $137 while borrowings under our revolving credit facility increased $843.

Financial Position

The following table sets forth certain liquidity and capital resources data for the periods indicated:

	June 30, 2013	March 31, 2013
	(Unaudited)

Cash and cash equivalents	$126	$558
Accounts receivable, net	$34,237	$32,615
Days sales outstanding	28.2	27.0
Inventories, net	$50,249	$53,014
Inventory turnover	6.7	6.3
Current assets	$91,345	$92,338
Goodwill	$30,021	$30,021
Working capital	$54,617	$52,163
Current ratio	2.5	2.3
Total borrowings	$67,014	$66,351
Stockholder’s equity	$95,431	$94,909
Debt to equity ratio	0.70	0.70

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

Contractual Obligations

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity.  At June 30, 2013, such obligations and commitments are as follows:

	Total	Less than 1 Year	2 – 3 Years	4 - 5 Years	After 5 Years
Principal payments of long-term debt	$53,406	$1,370	$3,288	$48,748	$-
Capital lease obligations	27,920	1,526	3,144	3,271	19,979
Purchase obligations	17,040	17,040	-	-	-
Operating leases	2,098	970	1,107	21	-
Defined benefit plan payments	772	57	126	142	447

Total contractual obligations	$101,236	$20,963	$7,665	$52,182	$20,426

There are approximately $602 of estimated liabilities related to unrecognized tax benefits that have been excluded from the contractual obligation table because we could not make a reasonable estimate of when those amounts would become payable.

Related Party Transactions

As part of the assets and liabilities acquired from the AVID acquisition, we assumed a capital lease obligation for the AVID facility located in Toano, Virginia.  The facility, which includes a 185,000 square foot manufacturing and warehouse building and approximately 12 acres of land, is owned by Micpar Realty, LLC (“Micpar”).  AVID’s founder and former CEO, is a part owner of Micpar and subsequent to the acquisition of AVID, he was elected to our board of directors.  As of August 2012, he no longer serves on our board of directors.  As of June 30, 2013, the capital lease requires monthly payments of $127 with increases of 2% per annum.  The lease contains provisions for an option to buy in January 2014 and January of 2016 and expires in March 2029.  The effective rate on the capital lease obligation is 9.9%. Total lease payments required under the capital lease for the five-year period ending June 30, 2018 is $7,941.  During the three months ended June 30, 2013, we recorded interest expense of $336 under the lease agreement.

The gross amount and net book value of the assets under the capital lease are as follows:

	June 30, 2013	March 31, 2013
Capital lease, gross	$11,409	$11,409
Less: Accumulated amortization	(1,740)	(1,586)
Capital lease, net	$9,669	$9,823

A current member of our board of directors is currently a minority shareholder of Custom Healthcare Systems (CHS), an assembler and packager of Class 1 medical products. CHS is a supplier to our AVID facility located in Toano, Virginia for small kits and trays. They also purchase sterile instruments from our facility located in Arden, North Carolina. CHS sold approximately $437 and $436 in small kits and trays to us during the three months ended June 30, 2013 and 2012, respectively and purchased approximately $213 and $263 of sterile instruments from us during the three months ended June 30, 2013 and 2012, respectively.  As of June 30, 2013 and March 31, 2013, $237 and $265, respectively, was due to us from CHS.  As of June 30, 2013 and March 31, 2013, $34 and $45, respectively, was due to CHS from us.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks, such as changes in foreign exchange rates, interest rates and commodity pricing risks.  The following quantitative and qualitative information is provided about market risks to which we were exposed at June 30, 2013, and from which we may incur future gains or losses.  We have not entered, nor do we intend to enter, into derivative financial instruments for speculative purposes.

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

Interest Rate Risk

As of June 30, 2013, there was approximately $53,406 in aggregate outstanding borrowings under our New Credit Agreement.  Term loans outstanding under the New Credit Agreement bear interest at a rate per annum equal to, at our election, (1) LIBOR Rate (as defined in the New Credit Agreement) plus a margin ranging from 2.50% to 3.00%, depending on the Average Access Availability (as defined in the New Credit Agreement) at the time of calculation, or (2) Base Rate (as defined in the New Credit Agreement) plus a margin ranging from 1.50% to 2.00%, depending on the Average Access Availability at the time of calculation.  Revolving loans outstanding under the New Credit Agreement bear interest at a rate per annum equal to, at our election, (1) LIBOR Rate plus a margin ranging from 2.00% to 2.50%, depending on the Average Access Availability at the time of calculation, or (2) Base Rate plus a margin ranging from 1.00% to 1.50%, depending on the Average Access Availability at the time of calculation.  If drawn, Delayed Draw Term Loans outstanding under the New Credit Agreement will bear interest at a rate per annum equal to, at our election, (1) LIBOR Rate plus a margin ranging from 4.25% to 4.75%, depending on the Average Access Availability at the time of calculation, or (2) Base Rate plus a margin ranging from 3.25% to 3.75%, depending on the Average Access Availability at the time of calculation.  Assuming the outstanding balance remained unchanged, a 1% change in the LIBOR Rate as of June 30, 2013 would result in an increase in annual interest expense of approximately $534 and a 1% change in the Base Rate as of June 30, 2013 would result in an increase in annual interest expense of approximately $534.

We have not entered into interest rate hedging arrangements in the past, and have no plans to do so.  Due to fluctuating balances in the amount outstanding under our New Credit Agreement, we do not believe such arrangements to be cost effective.

Commodity Price Risk

Our exposure to changing commodity prices is somewhat limited since the majority of our raw materials are acquired at posted or market related prices and sales prices for many of our finished products are at market related prices which are generally in line with industry practice.  Although we have not hedged our commodity exposures in the past, we may do so in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Report. Based upon that evaluation, our management concluded that, as of June 30, 2013, our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting discussed below.

Management’s Plan for Remediation of Our Material Weakness

As stated above, we identified a material weakness in our internal control over financial reporting as of March 31, 2013 in which we did not have a control in place to periodically assess the appropriateness of the amounts we had estimated and accrued for as amounts payable under our agreements with distributors for distributor-related fees.  We did not conduct a periodic comparison of our estimates to actual amounts paid, or expected to be paid, under the terms of our distributor agreements.

To remediate the material weakness described above, we have designed and implemented procedures and controls in the first quarter of fiscal 2014 to ensure that our accrual is based on the terms of each distributor agreement and our estimates of amounts that will be payable under such agreements.  Despite the remedial measures regarding the design of controls that have been implemented, the material weakness cannot be considered remediated until the applicable controls have been operating for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.   We currently expect the material weakness to be remediated in the second quarter of fiscal 2014.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2013, except as otherwise discussed above, we have not made any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We continue to review, document and test our internal control over financial reporting and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts may lead to various changes in our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

As of August 2, 2013, we are involved in a product liability case, which is covered by insurance. While the results of the lawsuit cannot be predicted with certainty, management does not expect that the ultimate liabilities, if any, will have a material adverse effect on our financial position or results of operations.

Item 1A.	Risk Factors

Additional Risk Factors

There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

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

(a)           Exhibits

31.1 and 31.2 – Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1 and 32.2 – Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of  the Sarbanes-Oxley Act of 2002

101 – The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets (Unaudited), (ii) the Condensed Consolidated Statements of Operations (Unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss)(Unaudited), (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited), (v) the Condensed Consolidated Statements of Cash Flows (Unaudited) and (vi) Notes to the Condensed Consolidated Financial Statements (Unaudited)

(b)           Reports on Form 8-K

Current Report on Form 8-K dated June 28, 2013, covering Item 5.02 – Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers and Item 9.01 – Financial Statements and Exhibits

Current Report on Form 8-K dated July 12, 2013, covering Item 5.02 – Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers and Item 9.01 – Financial Statements and Exhibits

Current Report on Form 8-K dated August 1, 2013, covering Item 2.02 – Results of Operations and Financial Condition and Item 9.01 – Financial Statements and Exhibits

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 2, 2013	By: /s/ Brian Baker
Brian Baker
Vice President of Finance and Principal Accounting Officer