Form 10-Q
period 2013-09-30
MEDICAL ACTION INDUSTRIES INC
filed 2013-11-01
CIK 748270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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
                 Non-accelerated filer    ___                                          Smaller reporting company  ___
                 (Do not check if a smaller reporting company)

           Indicate by check mark whether the registrant is a shell company (as described in Rule 12b-2 of the Exchange Act).
Yes __	No ✓

           16,390,628 shares of common stock are issued and outstanding as of November 1, 2013.

FORM 10-Q
CONTENTS

PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements

MEDICAL ACTION INDUSTRIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2013	March 31, 2013
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$340	$558
Accounts receivable, less allowance for doubtful accounts of $793 at September 30, 2013 and March 31, 2013	30,170	32,615
Inventories, net	51,918	53,014
Prepaid expenses	1,555	1,424
Deferred income taxes	1,410	1,410
Prepaid income taxes	877	1,022
Other current assets	2,102	2,295

Total current assets	88,372	92,338

Property, plant and equipment, net of accumulated depreciation of $39,459 at September 30, 2013 and $38,069 at March 31, 2013	43,111	44,960
Goodwill	30,021	30,021
Other intangible assets, net	35,267	36,586
Other assets, net	7,312	2,994

Total Assets	$204,083	$206,899

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$18,893	$13,523
Accrued expenses	21,197	25,106
Current portion of capital lease obligation	201	176
Current portion of long-term debt	1,644	1,370

Total current liabilities	41,935	40,175

Other long-term liabilities	4,816	595
Deferred income taxes	6,415	6,415
Capital lease obligation, less current portion	13,363	13,475
Long-term debt, less current portion	40,665	51,330

Total Liabilities	107,194	111,990

Stockholders’ Equity:
Common stock 40,000 shares authorized, $.001 par value; issued and outstanding 16,391 shares at September 30, 2013 and March 31, 2013	16	16
Additional paid-in capital	36,095	35,492
Accumulated other comprehensive loss	(773)	(773)
Retained earnings	61,551	60,174

Total Stockholders’ Equity	96,889	94,909

Total Liabilities and Stockholders’ Equity	$204,083	$206,899

See accompanying notes to the condensed consolidated financial statements.

MEDICAL ACTION INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)

Net sales	$108,263	$112,100	$215,504	$224,337
Cost of sales	89,657	94,630	179,177	189,922
Gross profit	18,606	17,470	36,327	34,415

Selling, general and administrative expenses	15,956	16,166	31,568	32,110

Operating income	2,650	1,304	4,759	2,305
			-
Interest expense, net	917	1,198	2,573	2,422

Income (loss) before income taxes	1,733	106	2,186	(117)
Income tax expense (benefit)	635	41	809	(45)

Net income (loss)	$1,098	$65	$1,377	$(72)

Earnings (loss) per share :
Basic
Net income (loss)	$0.07	$0.00	$0.08	$(0.00)
Weighted-average common shares outstanding (basic)	16,391	16,391	16,391	16,391

Diluted
Net income (loss)	$0.07	$0.00	$0.08	$(0.00)
Weighted-average common shares outstanding (diluted)	16,460	16,398	16,462	16,391

See accompanying notes to the condensed consolidated financial statements.

MEDICAL ACTION INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)

Net income (loss)	$1,098	$65	$1,377	$(72)
Other comprehensive income (loss):
Pension liability adjustment, net of income tax	-	-	-	-
Total comprehensive income (loss)	$1,098	$65	$1,377	$(72)

See accompanying notes to the condensed consolidated financial statements.

MEDICAL ACTION INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED SEPTEMBER 30, 2013
(Unaudited)
(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Equity

Balance at April 1, 2013	16,391	$16	$35,492	$(773)	$60,174	$94,909

Net income	-	-	-	-	1,377	1,377
	-
Amortization of deferred compensation	-	-	9	-	-	9
	-
Stock-based compensation	-	-	594	-	-	594

Balance at September 30, 2013	16,391	$16	$36,095	$(773)	$61,551	$96,889

See accompanying notes to the condensed consolidated financial statements.

MEDICAL ACTION INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended September 30,
	2013	2012

Cash flows from operating activities:
Net income (loss)	$1,377	$(72)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,428	2,591
Amortization	2,461	1,910
Provision for allowance for doubtful accounts	-	6
Deferred income taxes	-	(177)
Stock-based compensation	603	524
Gain on sale of property and equipment	(124)	-
Changes in operating assets and liabilities:
Accounts receivable	1,875	(5,211)
Inventories	745	2,226
Prepaid expenses and other current assets	(155)	(554)
Prepaid income taxes	145	(18)
Other assets	(4,323)	(408)
Accounts payable	5,370	4,986
Accrued expenses and other	1,450	6,594

Net cash provided by operating activities	11,852	12,397

Cash flows from investing activities:
Purchases of property, plant and equipment	(622)	(925)
Proceeds from sale of property and equipment	167	-

Net cash used in investing activities	(455)	(925)

Cash flows from financing activities:
Proceeds from revolving line of credit and long-term borrowings	56,384	33,550
Principal payments on revolving line of credit and long-term borrowings	(66,775)	(49,795)
Principal payments on capital lease obligations	(87)	(67)
Deferred financing costs	(1,137)	-

Net cash used in financing activities	(11,615)	(16,312)

Net decrease in cash and cash equivalents	(218)	(4,840)
Cash and cash equivalents at beginning of year	558	5,384
Cash and cash equivalents at end of year	$340	$544

Supplemental disclosures:
Interest paid	2,005	2,312
Income taxes paid	644	150

See accompanying notes to the condensed consolidated financial statements.

MEDICAL ACTION INDUSTRIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(Unaudited)

Note 1.     Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Medical Action Industries Inc. (“we”, “us”, “our”, or “ourselves”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in our 2013 Annual Report on Form 10-K.

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

We identified an immaterial error in the classification of debt issuance costs in its condensed consolidated statement of cash flows for the three months ended June 30, 2013 reported in our Form 10-Q dated August 2, 2013 whereas debt issuance costs of $1,018 were classified as operating activities and should have been presented as financing activities.  The impact of this error resulted in cash flows from operating activities being understated by $1,018 and cash flows from financing activities being overstated by the same amount.  The accompanying condensed consolidated statement of cash flows for the six months ended September 30, 2013 appropriately reflects total debt issuance costs incurred to date of $1,137 as financing activities.

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

Note 3.     Recently Issued Accounting Pronouncements

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

In July 2013, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2013-11 relating to income taxes (FASB ASC 740 – Income Taxes), which provides guidance on the presentation of unrecognized tax benefits. The intent is to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the impact that the adoption of this standard may have on our consolidated financial statements.

Indefinite-Lived Intangible Assets Impairment Testing

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment ASU 2012-02, which amended the provisions of FASB ASC 350, Intangibles - Goodwill and Other.  ASU 2012-02 permits an entity to make a qualitative assessment of whether it is more likely than not that an indefinite-lived intangible asset is less than its carrying amount before applying the second step of the impairment test.  If an entity concludes that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it would not be required to perform the second step of the impairment test for that indefinite-lived intangible asset.  The new standard is effective for annual and interim indefinite-lived intangible assets impairment tests performed in fiscal years beginning after September 15, 2012, which for us was April 1, 2013.  We will consider this new standard when conducting our annual impairment test of indefinite-lived intangible assets.

Note 4.     Inventories

Inventories, which are stated at the lower of cost (determined by means of the first in, first out method) or market, consist of the following:

	September 30, 2013	March 31, 2013
Finished goods, net	$26,478	$30,531
Raw materials, net	18,276	17,766
Work in progress, net	7,164	4,717

Total inventories, net	$51,918	$53,014

On a continuing basis, inventory quantities on hand are reviewed and an analysis of the provision for slow moving, excess and obsolete inventory is performed based primarily on our sales history and anticipated future demand. The reserve for slow moving, excess and obsolete inventory amounted to approximately $1,538 at September 30, 2013 and $1,091 at March 31, 2013.

Note 5.     Related Party Transactions

As part of the assets and liabilities acquired in August 2010 as a result of the AVID acquisition, we assumed a capital lease obligation for the AVID facility located in Toano, Virginia. The facility, which includes an 185,000 square foot manufacturing and warehouse building and approximately 12 acres of land, is owned by Micpar Realty, LLC (“Micpar”). AVID’s founder, former CEO and principal shareholder, is a part owner of Micpar and subsequent to the acquisition of AVID, he was elected to our board of directors.  As of August 2012, he no longer serves on our Board of Directors

The gross amount and net book value of the assets under the capital lease are as follows:

	September 30, 2013	March 31, 2013
Capital lease, gross	$11,409	$11,409
Less: Accumulated amortization	(1,893)	(1,586)
Capital lease, net	$9,516	$9,823

During the three and six months ended September 30, 2013 and 2012, we recorded $153 (of which $35 is included in our cost of sales and $118 is included in our selling, general and administrative expenses) of amortization expense and $307 (of which $71 is included in our cost of sales and $236 is included in our selling, general and administrative expenses) of amortization expense associated with the capital lease, respectively.

As of September 30, 2013, the capital lease requires monthly payments of $127 with increases of 2% per annum. The lease contains provisions for an option to buy in January of 2014 and January of 2016 and expires in March 2029. The effective rate on the capital lease obligation is 9.9%.  We recorded interest expense associated with the lease obligation of $335 and $339 for the three months ended September 30, 2013 and 2012, respectively and $671 and $678 for the six months ended September 30, 2013 and 2012, respectively.

The following is a schedule by years of the future minimum lease payments under the capital lease as of September 30, 2013:

Capital Lease Payments
Balance of Fiscal 2014	$759
2015	1,549
2016	1,580
2017	1,611
2018	1,643
Thereafter	20,399
Total minimum lease payments	27,541
Less: Amounts representing interest	13,977
Present value of minimum lease payments	13,564
Less: Current portion of capital lease obligation	201
Long-term portion of capital lease obligation	$13,363

A current member of our board of directors is currently a minority shareholder of Custom Healthcare Systems (“CHS”), an assembler and packager of Class 1 medical products. CHS is a supplier to our AVID facility located in Toano, Virginia for small kits and trays. They also purchase sterile instruments from our facility located in Arden, North Carolina. CHS sold approximately $482 and $919 in small kits and trays to us during the three and six months ended September 30, 2013, respectively and approximately $453 and $889 in small kits and trays during the three and six months ended September 30, 2012, respectively and purchased approximately $281 and $494 of sterile instruments from us during the three and six months ended September 30, 2013, respectively and approximately $200 and $463 of sterile instruments from us during the three and six months ended September 30, 2012, respectively. As of September 30, 2013 and March 31, 2013, $251 and $265, respectively, was due to us from CHS.  As of September 30, 2013 and March 31, 2013, $26 and $45, respectively, was due to CHS from us.

Note 6.     Other Intangible Assets

At September 30, 2013, other intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value

Trademarks/tradenames not subject to amortization	$1,266	$-	$1,266
Trademarks subject to amortization (5 years)	2,100	1,295	805
Customer relationships (20 years)	43,200	10,007	33,193
Intellectual property (7 years)	400	397	3
Total other intangible assets, net	$46,966	$11,699	$35,267

At March 31, 2013, other intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value

Trademarks/tradenames not subject to amortization	$1,266	$-	$1,266
Trademarks subject to amortization (5 years)	2,100	1,085	1,015
Customer relationships (20 years)	43,200	8,927	34,273
Intellectual property (7 years)	400	368	32
Total other intangible assets, net	$46,966	$10,380	$36,586

We recorded amortization expense related to the above amortizable intangible assets of $659 for both three month periods ended September 30, 2013 and 2012 and $1,319 for both six month periods ended September 30, 2013 and 2012. The estimated aggregate amortization expense for each of the succeeding years ending September 30, 2018 is as follows:

Fiscal Year	Amount
2014	$2,583
2015	2,545
2016	2,160
2017	2,160
2018	2,160
$11,608

Note 7.     Credit Facilities and Long-Term Debt

Long-term debt consists of the following:

	September 30, 2013	March 31, 2013
Revolving credit loan	$31,352	$4,700
Term loan	10,957	48,000

Total outstanding	$42,309	$52,700

Less: current portion	1,644	1,370

Total long-term debt	$40,665	$51,330

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

On May 17, 2013, we entered into a credit agreement (the “New Credit Agreement”), among ourselves, as borrower and Wells Fargo Bank, National Association, as administrative agent and lender.  The New Credit Agreement provides for a maximum borrowing capacity of $65,000 consisting of the following loans: (1) a $11,505 secured term loan (the “Term Loan”) with $10,957 outstanding at September 30, 2013, (2) $5,000 in secured delayed draw term loans (collectively, the “Delayed Draw Term Loans”) which had not been drawn upon by us at September 30, 2013 and (3) up to $53,495 in revolving loans (collectively, the “Revolving Loans”), with $31,352 outstanding at September 30, 2013, which Revolving Loans may be reduced by the amount of any outstanding Delayed Draw Term Loans drawn by us.  The proceeds from the New Credit Agreement were used to repay and cancel all amounts due under the Prior Credit Agreement.  The balance sheet classification of our debt at March 31, 2013 is based on the maturity terms of the New Credit Agreement. For further information, refer to note 7, Long Term Debt, in our consolidated financial statements and footnotes thereto included in our 2013 Annual Report on Form 10-K.

The Revolving Loans will be used to finance our working capital needs and general corporate purposes and for permitted acquisitions.  The Term Loan and Revolving Loan mature on May 17, 2018.  The commitments, with respect to the Delayed Draw Term Loans, terminate on May 17, 2015 and any Delayed Draw Term Loans drawn by us also mature on May 17, 2015.  The Term Loan amortizes in consecutive monthly installments, each in the principal amount of $137, commencing June 1, 2013.  Any Delayed Draw Term Loan drawn by us will amortize in consecutive monthly installments, each in the principal amount equal to the result of (1) the original principal amount of such Delayed Draw Term Loan divided by (2) the number of months remaining from the date the Delayed Draw Term Loan was drawn until May 17, 2015.  Any undrawn commitments under the Delayed Draw Term Loans are reduced by $208 on each calendar month, commencing June 1, 2013.

Term Loans outstanding under the New Credit Agreement bear interest at a rate per annum equal to, at our election, (1) LIBOR Rate (as defined in the New Credit Agreement) plus a margin ranging from 2.50% to 3.00%, depending on the Average Excess Availability (as defined in the New Credit Agreement) at the time of calculation, or (2) Base Rate (as defined in the New Credit Agreement) plus a margin ranging from 1.50% to 2.00%, depending on the Average Excess Availability at the time of calculation.  Revolving Loans outstanding under the New Credit Agreement will bear interest at a rate per annum equal to, at our election (1) LIBOR Rate plus a margin ranging from 2.00% to 2.50%, depending on the Average Excess Availability at the time of calculation, or (2) Base Rate plus a margin ranging from 1.00% to 1.50%, depending on the Average Excess Availability at the time of calculation.  Additionally, we are required to pay an unused line fee at a rate per annum ranging from 0.375% to 0.50% on the daily unused amount of the Revolving Loan commitments of the Lender during the period for which the payment is made, payable monthly in arrears.  If drawn, Delayed Draw Term Loans outstanding under the New Credit Agreement will bear interest at a rate per annum equal to, at our election (1) LIBOR Rate plus a margin ranging from 4.25% to 4.75%, depending on the Average Excess Availability at the time of calculation, or (2) Base Rate plus a margin ranging from 3.25% to 3.75%, depending on the Average Excess Availability at the time of calculation.

The average interest rate on the Term Loans under the New Credit Agreement and term loans under the Prior Credit Agreement approximated 4.53% and 4.07% during the six months ended September 30, 2013 and 2012, respectively.  The average interest rate on our revolving loans under the New Credit Agreement and revolving loans under the Prior Credit Agreement approximated 4.49% and 4.68% during the six months ended September 30, 2013 and 2012, respectively.  Our availability for our revolving loans under the New Credit Agreement was $18,008 as of September 30, 2013.  As of September 30, 2013, we were in compliance with all applicable covenants under the New Credit Agreement.

Note 8.     Stock-Based Compensation Plans

We have various stock-based compensation plans and recognized stock-based compensation (exclusive of deferred tax benefits) for awards granted under our stock-based compensation plans in the following line items in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Cost of sales	$8	$17	$18	$27
Selling, general and administrative expenses	352	330	585	497

Stock-based compensation expense before income tax benefits	$360	$347	$603	$524

We granted 473,500 stock options to employees during the six months ended September 30, 2013, which vest 25% during fiscal 2016, 25% during fiscal 2017 and 50% during fiscal 2018.  The options expire 10 years from the date of grant and have a weighted average exercise price equal to $8.13 per share, have a weighted average remaining contractual term of 9.7 years and weighted average grant date fair value of $4.44 per share determined based upon a Black-Scholes option valuation model.  In addition to the above employee stock option grants, we granted 37,500 stock options to members of our Board of Directors during the three and six months ended September 30, 2013, which became fully vested upon issuance.  These options have a weighted average exercise price equal to $6.35 per share, have a weighted average remaining contractual term of 9.9 years and a weighted average grant date fair value of $3.59 per share based upon a Black-Scholes option valuation model.

We granted 257,500 stock options to employees during the three and six months ended September 30, 2012, which vest 25% during fiscal 2015, 25% during fiscal 2016 and 50% during fiscal 2017.  The options expire 10 years from date of grant and have a weighted average remaining contractual term of 8.7 years and weighted average grant date fair value of $2.01 per share determined based upon a Black-Scholes option valuation model.  In addition to the above employee stock option grants, we granted 60,000 stock options to members of our Board of Directors during the three and six months ended September 30, 2012, which became fully vested upon issuance.  These options have a weighted average exercise price equal to $3.57 per share, have a weighted average remaining contractual term of 8.9 years and a weighted average grant date fair value of $1.98 per share based upon a Black-Scholes option valuation model.

The fair value of stock options on the date of grant and the weighted average assumptions used to estimate the fair value of the stock options granted during the respective periods using the Black-Scholes option valuation model were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Dividend yield	n/a	n/a	n/a	n/a
Weighted-average expected volatility	64.97%	63.44%	63.02%	63.44%
Risk-free interest rate	1.47%	1.65%	1.04%	1.65%
Expected life of options (in years)	5.36	5.33	5.37	5.33
Fair value of options granted	$3.66	$2.00	$4.37	$2.00

The following is a summary of the changes in outstanding options for all of our plans during the six months ended September 30, 2013:

	Shares	Weighted Average Exercise Price	Remaining Weighted Average Contract Life (Years)	Aggregate Intrinsic Value
Outstanding at April 1, 2013	1,479,000	$10.80	5.6	$793
Granted	511,000	$8.00
Exercised	-	$-
Expired/Forfeited	(192,750)	$8.55
Outstanding at September 30, 2013	1,797,250	$10.22	6.5	$892

Exercisable at September 30, 2013	1,020,312	$12.27	4.6	$312

Vested and expected to vest as of September 30, 2013	1,672,594	$10.44	6.3	$822

No options were exercised during the six months ended September 30, 2013. As of September 30, 2013, there was approximately $3,226 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under our plans and that cost is expected to be recognized over a period of 2.4 years.

The following is a summary of the changes in non-vested stock options for the six months ended September 30, 2013:

	Shares	Average Grant Date Fair Value
Outstanding at April 1, 2013	540,063	$4.09
Granted	511,000	$4.37
Vested	(204,125)	$5.01
Expired/forfeited	(70,000)	$2.91

Outstanding at September 30, 2013	776,938	$4.13

Grants of restricted stock are common stock awards granted to recipients with specified vesting provisions. The restricted stock issued vests based upon the recipients continued service over time (five-year vesting period). We estimate the fair value of restricted stock based on our closing stock price on the date of grant.

The following is a summary of restricted stock activity in our 1994 Stock Incentive Plan for the six months ended September 30, 2013:

	Shares	Weighted Average Grant Price
Outstanding at April 1, 2013	5,625	$12.58
Granted	-	$-
Vested	(1,875)	$12.58
Expired/forfeited	-	$-

Outstanding at September 30, 2013	3,750	$12.58

Expected to vest as of September 30, 2013	3,345	$12.58

Note 9.     Income Taxes

Our provision for income taxes consists of federal, state and local taxes in amounts necessary to align our year-to-date provision for income taxes with the effective tax rate that we expect to achieve for the full year. Our annual effective tax rate for Fiscal 2014, excluding discrete items, is estimated to be 36.3% based upon our anticipated earnings.

For the six months ended September 30, 2013, we recorded a provision for income taxes of $809, which consisted of federal, state and local taxes, including discrete items of $20 related to the accrual of interest for uncertain tax positions under ASC 740 – Income Taxes. For the six months ended September 30, 2012, we recorded a tax benefit of $45.

The effective tax rate, including the discrete item, for the six months ended September 30, 2013 was a provision for income taxes of 37.0% compared to a benefit for income taxes of 38.5% in the comparable prior period.  The effective tax rate for the six months ended September 30, 2013 is different than the statutory rate primarily due to the tax effect of non-deductible expenses, the Section 199 manufacturing deduction and state and local taxes.

Note 10.     Earnings (Loss) Per Share

Basic earnings (loss) per share are based on the weighted average number of common shares outstanding without consideration of potential common shares. Diluted earnings (loss) per share are based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average prices during the periods. Excluded from the calculation of earnings (loss) per share are options to purchase 1,452,201 shares and 1,382,619 shares for the  three and six months ended September 30, 2013 and 1,435,644 shares and 1,378,008 shares for the three and six months ended September 30, 2012, as their inclusion would not have been dilutive.

The following is a reconciliation of the numerator and denominator of the basic and diluted net earnings (loss) per share computations for the three and six months ended September 30, 2013 and 2012, respectively.

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012

Numerator :
Net income (loss) for basic and diluted earnings per share	$1,098	$65	$1,377	$(72)

Denominator :
Denominator for basic earnings (loss) per share - weighted average shares outstanding (in thousands)	16,391	16,391	16,391	16,391

Effect of dilutive securities:
Employee and director stock options (in thousands)	69	7	71	-
Denominator for diluted earnings per share - adjusted weighted average shares outstanding (in thousands)	16,460	16,398	16,462	16,391

Earnings (loss) per share:
Basic
Net income (loss)	$0.07	$0.00	$0.08	$(0.00)

Diluted
Net income (loss)	$0.07	$0.00	$0.08	$(0.00)

Note 11.     Accounts Payable and Accrued Expenses

Included in accounts payable as of September 30, 2013 and March 31, 2013 are book cash overdrafts of $7,130 and $5,372, respectively.

Accrued expenses consist of the following:

	September 30, 2013	March 31, 2013
Accrued accounts payable	$7,350	$7,488
Employee compensation and benefits	5,474	4,847
Other accrued liabilities	2,101	1,887
Group purchasing organization fees	1,904	1,569
Accrued distributor fees	1,861	3,608
Freight and duty	1,181	1,270
Professional fees	762	1,178
Commissions	564	768
Book cash overdraft	-	2,491
Total accrued expenses	$21,197	$25,106

Note 12.     Fair Value of Financial Instruments

ASC 820 – Fair Value Measurements and Disclosures defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy that prioritizes the inputs used in valuation methodologies into three levels:

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

Due to their maturities and/or variable interest rates, certain financial instruments have fair values that approximate their carrying values. These instruments include cash, accounts receivable, trade payables and our outstanding debt under our term loan and revolving credit facility. The book value and the fair value of our capital lease obligation were $13,564 and $17,580, respectively as of September 30, 2013.  The fair value was determined based on our current incremental borrowing rate and is considered a Level 3 input.

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

Sales to Owens & Minor, Inc. and Cardinal Health Inc., (the “Distributors”) accounted for approximately 40% and 21% of net sales, respectively for six months ended September 30, 2013. Although the Distributors may be deemed in a technical sense to be major purchasers of our products, they typically serve as a distributor between the end user and ourselves and do not make significant purchases for their own account. We, therefore, do not believe it is appropriate to categorize the Distributors as customers for the purpose of evaluating concentrations.

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

Our Tennessee facility, which is comprised of approximately 25 acres in a light industrial park located in Gallaway, Tennessee, was acquired by Medegen Medical Products, LLC (“Medegen”) in 1999 prior to our ownership of Medegen.  In connection with an environmental due diligence evaluation of the facility prior to its acquisition by Medegen, consultants detected the presence of chlorinated solvents in groundwater beneath the manufacturing plant.  The identified groundwater contamination is in the process of being remediated.  At the time of our acquisition of Medegen, the prior owner of the facility agreed to retain responsibility for the remediation of the contamination and to fully indemnify us for all costs associated with the environmental remediation as well as any claims that might arise, including third party claims.  Under an agreement executed at the time of the sale, Vollrath Co. and its parent Windway Capital Corp. (collectively, “Indemnitor”) are required, on a quarterly basis, to provide documentation from independent parties confirming that the Indemnitor has sufficient assets, in the form of unencumbered, unrestricted cash, marketable securities or unused and available borrowing capacity, as necessary to pay the most recently estimated costs of outstanding environmental remediation obligations.  Now that full-scale remediation is underway at the site, the Indemnitor is also required to provide Letters of Credit (“LC”) to secure its current and future obligations, including a $2,000 LC that is currently open and future LCs in the amount of $1,000 from December 7, 2014 through December 7, 2017.  No assurance can be given that the Indemnitor will have the financial resources necessary to complete the environmental remediation and/or defend any claims that may arise, that recommended cleanup levels will be achieved over the long term, or that further remedial activities will not be required. As of September 30, 2013, we have recorded an estimated liability of $4,200 to remediate the groundwater contamination and a corresponding amount due from the Indemnitor.

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

Important factors and risks that could cause actual results to differ materially from those referred to in the forward-looking statements include, but are not limited to, the effect of economic and market conditions, the impact of the consolidation throughout the healthcare supply chain, volatility of raw material costs, volatility in oil prices, foreign currency exchange rates, the impact of healthcare reform, opportunities for acquisitions and our ability to effectively integrate acquired companies, our ability to maintain it gross profit margins, the ability to obtain additional financing to expand our business, our failure to successfully compete with competitors that have greater financial resources, the loss of key management personnel or the inability to attract and retain qualified personnel, the impact of current or pending legislation and regulation, as well as the risks described from time to time in our filings with the Securities and Exchange Commission, which include this report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

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

We have pricing agreements with substantially every major GPO and IDN in the country including Novation, LLC (“Novation”), Premier Purchasing Partners, L.P. (“Premier”) and MedAssets Supply Chain Systems, LLC (“MedAssets”). The pricing agreements with GPOs and IDNs set forth the major terms and conditions, including pricing, by which their members may purchase our products, and typically have no minimum purchase requirements with terms of one to three years that can be terminated pursuant to certain notification requirements. A majority of our acute care facility customers are members of at least one GPO. The pricing agreements we have been awarded through these GPOs designate us as a sole-source, dual-source or multi-source provider for substantially all of our product offerings.  While the acute care facilities associated with the GPOs and IDNs are not obligated to purchase our product offerings, many of these pricing agreements have resulted in unit sales growth for us. Acute care facility orders purchased through our pricing agreements with the three largest GPOs in the healthcare industry, Novation, Premier and MedAssets, accounted in aggregate for $114,820 or 53% of our total net sales for the six months ended September 30, 2013.

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

During the three months ended September 30, 2013 and 2012, we reported revenues of $108,263 and $112,100, respectively.  Our net income and earnings per diluted share during the three months ended September 30, 2013 and 2012 amounted to $1,098 or $0.07 per diluted share, and $65 or $0.00 per diluted share, respectively.

During the six months ended September 30, 2013 and 2012, we reported revenues of $215,504 and $224,337, respectively.  Our net income (loss) and earnings (loss) per diluted share during the six months ended September 30, 2013 and 2012 amounted to $1,377 or $0.08 per diluted share, and ($72) or ($0.00) per diluted share, respectively.  Net income during the six months ended September 30, 2013, was partially offset by $417 in interest expense, net of applicable taxes, related to the write-off of deferred financing costs associated with the repayment of all amounts owed under the Prior Credit Agreement.

THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2012:

The following table sets forth net sales by market for the three months ended September 30, 2013 and 2012:

			Increase (decrease) due to
	September 30, 2013	September 30, 2012	Price/Mix	Volume/Mix
Clinical Care Market	$70,819	$72,273	$1,559	$(3,013)
Patient Care Market	40,134	42,752	44	(2,662)
Sales Related Adjustments	(2,690)	(2,925)	153	82
Total Net Sales	$108,263	$112,100	$1,756	$(5,593)

The decrease in our clinical care market was primarily attributable to lower domestic market share associated with our custom procedure trays and operating room product categories.  This decrease was partially offset by greater domestic market penetration in our minor procedure kits and trays products and an increase in price/mix associated with our custom procedure trays.

The decline in our patient care market was primarily attributable to lower domestic market share associated with our laboratory, containment systems for medical waste and patient bedside plastics product categories.  A significant portion of the reduction in domestic market share was the result of our strategic decision to discard certain business that conflicted with our profitability improvement initiatives.

Gross profit was $18,606 and $17,470 during the three months ended September 30, 2013 and 2012, respectively.  Gross profits as a percentage of net sales was 17.2% during the three months ended September 30, 2013 and 15.6% during the three months ended September 30, 2012.  The improvement in gross profit was attributable to a decline in the cost of raw materials and products sourced from overseas vendors and a change in the mix of products sold.

Resin-related product lines which include containment systems for medical waste, patient bedside plastics and laboratory represent approximately 34% of our revenues for the three months ended September 30, 2013.  The primary raw material utilized in the manufacture of these products is plastic resin. We continue to experience volatility in resin costs consistent with the changes in global market prices of oil, natural gas and other factors.  Our gross profit during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 was negatively impacted by $70 due to higher resin prices.

During the three months ended September 30, 2013, we imported approximately $12,520 of finished goods and certain raw materials from overseas vendors, principally those in China.  Our main imports are operating room products, which include operating room towels and laparotomy sponges and surgical instruments used in our minor procedure kits and trays and certain containment products and patient bedside disposable products that we do not produce domestically.  The products we import from China include cotton and plastic resin as raw materials.

While we do not directly purchase unfinished cotton, it is the primary raw material utilized by our overseas vendors in the production of our operating room towels and laparotomy sponges.  Our gross profit during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 was favorably impacted by $1,589 due to lower costs of products sourced from overseas vendors.

Selling, general and administrative expenses amounted to $15,956 and $16,166 during the three months ended September 30, 2013 and 2012, respectively. The decrease is primarily related to a $287 reduction in professional services and a $68 reduction in sales commissions, which were partially offset by an increase of $145 in all other selling, general and administrative expenses.

Distribution expenses, which are included in selling, general and administrative expenses, amounted to $2,047 and $2,078 during the three months ended September 30, 2013 and 2012, respectively. The decrease is primarily due to a reduction in labor-related costs, principally overtime expenses.

Interest expense amounted to $917 and $1,198 during the three months ended September 30, 2013 and 2012, respectively. The decrease in interest expense was due to lower outstanding principal loan balances.

Income tax expense amounted to $635 and $41 during the three months ended September 30, 2013 and 2012, respectively. Income tax expense as a percent of income before income taxes was 36.6% and 38.7% during the three months ended September 30, 2013 and 2012, respectively.

SIX MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2012:

The following table sets forth net sales by market for the six months ended September 30, 2013 and 2012:

			Increase (decrease) due to
	September 30, 2013	September 30, 2012	Price/Mix	Volume/Mix
Clinical Care Market	$142,006	$142,236	$1,623	$(1,853)
Patient Care Market	78,979	88,254	(737)	(8,538)
Sales Related Adjustments	(5,481)	(6,153)	926	(254)
Total Net Sales	$215,504	$224,337	$1,812	$(10,645)

The decrease in our clinical care market was primarily attributable to lower domestic market share associated with our operating room products category. This decrease was partially offset by greater domestic market penetration in our minor procedure kits and trays products and an increase in price/mix associated with our custom procedure trays.

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

Gross profit was $36,327 and $34,415 during the six months ended September 30, 2013 and 2012, respectively.  Gross profits as a percentage of net sales was 16.9% during the six months ended September 30, 2013 and 15.3% during the six months ended September 30, 2012.  The improvement in gross profit was attributable to a decline in the cost of raw materials and products sourced from overseas vendors and a change in the mix of products sold.

Resin-related product lines which include containment systems for medical waste, patient bedside plastics and laboratory represent approximately 34% of our revenues for the six months ended September 30, 2013.  The primary raw material utilized in the manufacture of these products is plastic resin. We continue to experience volatility in resin costs consistent with the changes in global market prices of oil, natural gas and other factors.  Our gross profit during the six months ended September 30, 2013 as compared to the six months ended September 30, 2012 was favorably impacted by $139 due to lower resin prices.

During the six months ended September 30, 2013, we imported approximately $24,445 of finished goods and certain raw materials from overseas vendors, principally those in China.  Our main imports are operating room products, which include operating room towels and laparotomy sponges and surgical instruments used in our minor procedure kits and trays and certain containment products and patient bedside disposable products that we do not produce domestically.  The products we import from China include cotton and plastic resin as raw materials.

While we do not directly purchase unfinished cotton, it is the primary raw material utilized by our overseas vendors in the production of our operating room towels and laparotomy sponges.  Our gross profit during the six months ended September 30, 2013 as compared to the six months ended September 30, 2012 was favorably impacted by $2,347 due to lower costs of products sourced from overseas vendors.

Selling, general and administrative expenses amounted to $31,568 and $32,110 during the six months ended September 30, 2013 and 2012, respectively. The decrease is primarily related to a $431 reduction in professional services and a $224 reduction in sales commissions, which were partially offset by an increase of $113 in all other selling, general and administrative expenses.

Distribution expenses, which are included in selling, general and administrative expenses, amounted to $4,123 and $4,219 during the six months ended September 30, 2013 and 2012, respectively. The decrease is primarily due to a reduction in labor-related costs, principally overtime expenses.

Interest expense amounted to $2,573 and $2,422 during the six months ended September 30, 2013 and 2012, respectively. The increase in interest expense of $151 was due to the write-off of deferred financing costs associated with the Prior Credit Agreement, partially offset by lower outstanding principal loan balances.

Income tax expense (benefit) amounted to $809 and ($45) during the six months ended September 30, 2013 and 2012, respectively. Income tax expense (benefit) as a percent of income (loss) before income taxes was 37.0% and 38.5% during the six months ended September 30, 2013 and 2012, respectively.

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

As of September 30, 2013, our Excess Availability under the New Credit Agreement was approximately $18,008. As of September 30, 2013, we had not drawn a Delayed Draw Term Loan and we (1) were not subject to any financial covenants under the New Credit Agreement and (2) were in compliance with all applicable covenants under the New Credit Agreement.

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

Cash Flows

Cash and cash equivalents changed as follows during the six months ended September 30:

	2013	2012
Cash provided by operating activities	$11,852	$12,397
Cash used in investing activities	$(455)	$(925)
Cash used in financing activities	$(11,615)	$(16,312)
Decrease in cash and cash equivalents	$(218)	$(4,840)

Historically, our primary sources of liquidity and capital resources have included cash provided by operations and the use of available borrowing facilities while the primary uses of liquidity and capital resources have included acquisitions, capital expenditures and payments on debt.

Cash provided by operating activities during the six months ended September 30, 2013, was primarily comprised of net income from operations of $1,377, amortization of $2,461, depreciation of $2,428, increases in accounts payable of $5,370 and accrued expenses and other liabilities of $1,450 and a decrease in accounts receivable of $1,875.  These were partially offset by an increase in other assets of $4,323.

Approximately $662 of the total amortization was attributable to a non-recurring write-off of deferred financing costs associated with the repayment of amounts owed under our Prior Credit Agreement. The increase in other assets is primarily due to the recording of $4,200 of an indemnification from Vollrath Co. and its parent Windway Capital Corp., relating to the remediation of groundwater contamination at our Tennessee facility.  In addition, we have recorded a corresponding liability as an other long-term liability.  The recording of the other asset and other long-term liability had no net impact on our cash flows.

Cash used in investing activities during the six months ended September 30, 2013 consisted of $622 in purchases of property, plant and equipment, which was partially offset by $167 in proceeds from the sale of equipment.  The majority of these capital expenditures related to machinery and equipment for our injection molding facility located in Gallaway, Tennessee.  Our New Credit Agreement contains certain restrictive covenants but do not limit the amount of capital expenditures per annum.  On an annual basis, management expects to make capital expenditures on machinery and equipment to improve efficiencies at our manufacturing facilities.

Cash used in financing activities during the six months ended September 30, 2013 consisted primarily of $10,391 in net payments on our Credit Agreement and $1,137 in deferred financing costs.  During the six months ended September 30, 2013, borrowings under our revolving credit facility decreased $9,843 and borrowings under our term loan decreased $548.

Financial Position

The following table sets forth certain liquidity and capital resources data for the periods indicated:

	September 30, 2013	March 31, 2013
	(Unaudited)

Cash and cash equivalents	$340	$558
Accounts receivable, net	$30,170	$32,615
Days sales outstanding	27.9	27.0
Inventories, net	$51,918	$53,014
Inventory turnover	6.8	6.3
Current assets	$88,372	$92,338
Goodwill	$30,021	$30,021
Working capital	$46,437	$52,163
Current ratio	2.1	2.3
Total borrowings	$55,873	$66,351
Stockholders' equity	$96,889	$94,909
Debt to equity ratio	0.58	0.70

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

Contractual Obligations

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity.  At September 30, 2013, such obligations and commitments are as follows:

	Total	Less than 1 Year	2 – 3 Years	4 - 5 Years	After 5 Years
Principal payments of long-term debt	$42,309	$1,644	$3,288	$37,377	$-
Capital lease obligations	27,541	1,533	3,159	3,287	19,562
Purchase obligations	24,975	24,975	-	-	-
Operating leases	1,836	893	927	16	-
Defined benefit plan payments	759	58	129	143	429

Total contractual obligations	$97,420	$29,103	$7,503	$40,823	$19,991

There are approximately $616 of estimated liabilities related to unrecognized tax benefits that have been excluded from the contractual obligation table because we could not make a reasonable estimate of when those amounts would become payable.

Related Party Transactions

As part of the assets and liabilities acquired from the AVID acquisition, we assumed a capital lease obligation for the AVID facility located in Toano, Virginia.  The facility, which includes a 185,000 square foot manufacturing and warehouse building and approximately 12 acres of land, is owned by Micpar Realty, LLC (“Micpar”).  AVID’s founder and former CEO, is a part owner of Micpar and subsequent to the acquisition of AVID, he was elected to our board of directors.  As of August 2012, he no longer serves on our board of directors.  As of September 30, 2013, the capital lease requires monthly payments of $127 with increases of 2% per annum.  The lease contains provisions for an option to buy in January 2014 and January of 2016 and expires in March 2029.  The effective rate on the capital lease obligation is 9.9%. Total lease payments required under the capital lease for the five-year period ending September 30, 2018 is $7,941.  During the six months ended September 30, 2013, we recorded interest expense of $671 under the lease agreement.

The gross amount and net book value of the assets under the capital lease are as follows:

	September 30, 2013	March 31, 2013
Capital lease, gross	$11,409	$11,409
Less: Accumulated amortization	(1,893)	(1,586)
Capital lease, net	$9,516	$9,823

A current member of our board of directors is currently a minority shareholder of Custom Healthcare Systems (“CHS”), an assembler and packager of Class 1 medical products. CHS is a supplier to our AVID facility located in Toano, Virginia for small kits and trays. They also purchase sterile instruments from our facility located in Arden, North Carolina. CHS sold approximately $482 and $919 in small kits and trays to us during the three and six months ended September 30, 2013, respectively and approximately $453 and $889 in small kits and trays during the three and six months ended September 30, 2012, respectively and purchased approximately $281 and $494 of sterile instruments from us during the three and six months ended September 30, 2013, respectively and approximately $200 and $463 of sterile instruments from us during the three and six months ended September 30, 2012, respectively.  As of September 30, 2013 and March 31, 2013, $251 and $265, respectively, was due to us from CHS.  As of September 30, 2013 and March 31, 2013, $26 and $45, respectively, was due to CHS from us.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks, such as changes in foreign exchange rates, interest rates and commodity pricing risks.  The following quantitative and qualitative information is provided about market risks to which we were exposed at September 30, 2013, and from which we may incur future gains or losses.  We have not entered, nor do we intend to enter, into derivative financial instruments for speculative purposes.

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

Interest Rate Risk

As of September 30, 2013, there was approximately $42,309 in aggregate outstanding borrowings under our New Credit Agreement.  Term loans outstanding under the New Credit Agreement bear interest at a rate per annum equal to, at our election, (1) LIBOR Rate (as defined in the New Credit Agreement) plus a margin ranging from 2.50% to 3.00%, depending on the Average Excess Availability (as defined in the New Credit Agreement) at the time of calculation, or (2) Base Rate (as defined in the New Credit Agreement) plus a margin ranging from 1.50% to 2.00%, depending on the Average Excess Availability at the time of calculation.  Revolving loans outstanding under the New Credit Agreement bear interest at a rate per annum equal to, at our election, (1) LIBOR Rate plus a margin ranging from 2.00% to 2.50%, depending on the Average Excess Availability at the time of calculation, or (2) Base Rate plus a margin ranging from 1.00% to 1.50%, depending on the Average Excess Availability at the time of calculation.  If drawn, Delayed Draw Term Loans outstanding under the New Credit Agreement will bear interest at a rate per annum equal to, at our election, (1) LIBOR Rate plus a margin ranging from 4.25% to 4.75%, depending on the Average Excess Availability at the time of calculation, or (2) Base Rate plus a margin ranging from 3.25% to 3.75%, depending on the Average Excess Availability at the time of calculation.  Assuming the outstanding balance remained unchanged, a 1% change in the LIBOR Rate as of September 30, 2013 would result in an increase in annual interest expense of approximately $423 and a 1% change in the Base Rate as of September 30, 2013 would result in an increase in annual interest expense of approximately $423.

We have not entered into interest rate hedging arrangements in the past and have no plans to do so.  Due to fluctuating balances in the amount outstanding under our New Credit Agreement, we do not believe such arrangements to be cost effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Report. Based upon that evaluation, our management concluded that, as of September 30, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2013 we identified a material weakness in our internal control over financial reporting in which we did not have a control in place to periodically assess the appropriateness of the amounts we had estimated and accrued for as amounts payable under our agreements with distributors for distributor-related fees. We did not conduct a periodic comparison of our estimates to actual amounts paid, or expected to be paid, under the terms of our distributor agreements.

To remediate the material weakness described above, we designed and implemented procedures and controls in the quarter ended June 30, 2013 to ensure that our accrual is based on the terms of each distributor agreement and our estimates of amounts that will be payable under such agreements.  During the quarter ended September 30, 2013 we performed the testing necessary to determine that the material weakness has been remediated.

During the three months ended September 30, 2013, except as otherwise discussed above, we have not made any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We continue to review, document and test our internal control over financial reporting and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts may lead to various changes in our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings

As of November 1, 2013, we are involved in a product liability case, which is covered by insurance. While the results of the lawsuit cannot be predicted with certainty, management does not expect that the ultimate liabilities, if any, will have a material adverse effect on our financial position or results of operations.

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

(a) Exhibits

31.1 and 31.2 – Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1 and 32.2 – Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 – The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in eXtensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets (Unaudited), (ii) the Condensed Consolidated Statements of Operations (Unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited), (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited), (v) the Condensed Consolidated Statements of Cash Flows (Unaudited) and (vi) Notes to the Condensed Consolidated Financial Statements (Unaudited)

(b)	Reports on Form 8-K

Current Report on Form 8-K dated August 9, 2013, covering Item 5.07 – Submission of Matters to a Vote of Security Holders

Current Report on Form 8-K dated October 31, 2013, covering Item 2.02 – Results of Operations and Financial Condition and Item 9.01 – Financial Statements and Exhibits

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 1, 2013	By:	/s/ Brian Baker
Brian Baker
Vice President of Finance and
Principal Accounting Officer