Form 10-Q
period 2013-12-31
MEDICAL ACTION INDUSTRIES INC
filed 2014-02-06
CIK 748270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013

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

           16,390,628 shares of common stock are issued and outstanding as of February 6, 2014.

FORM 10-Q

PART I.        FINANCIAL INFORMATION
Item 1.          Condensed Consolidated Financial Statements

MEDICAL ACTION INDUSTRIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2013	March 31, 2013
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$102	$558
Accounts receivable, less allowance for doubtful accounts of $505 at December 31, 2013 and $793 at March 31, 2013	33,129	32,615
Inventories, net	52,941	53,014
Prepaid expenses	1,430	1,424
Deferred income taxes	1,513	1,410
Prepaid income taxes	99	1,022
Other current assets	2,047	2,295

Total current assets	91,261	92,338

Property, plant and equipment, net of accumulated depreciation of $40,642 at December 31, 2013 and $38,069 at March 31, 2013	42,623	44,960
Goodwill	30,021	30,021
Other intangible assets, net	34,619	36,586
Other assets, net	7,256	2,994

Total Assets	$205,780	$206,899

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$20,220	$13,523
Accrued expenses	20,158	25,106
Current portion of capital lease obligation	213	176
Current portion of long-term debt	1,644	1,370

Total current liabilities	42,235	40,175

Other long-term liabilities	4,966	595
Deferred income taxes	6,415	6,415
Capital lease obligation, less current portion	13,305	13,475
Long-term debt, less current portion	39,814	51,330

Total Liabilities	106,735	111,990

Stockholders’ Equity:
Common stock 40,000 shares authorized, $.001 par value; issued and outstanding 16,391 shares at December 31, 2013 and March 31, 2013	16	16
Additional paid-in capital	36,340	35,492
Accumulated other comprehensive loss	(773)	(773)
Retained earnings	63,462	60,174

Total Stockholders’ Equity	99,045	94,909

Total Liabilities and Stockholders’ Equity	$205,780	$206,899

See accompanying notes to the condensed consolidated financial statements.

MEDICAL ACTION INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)

Net sales	$109,967	$109,399	$325,471	$333,736
Cost of sales	89,725	90,304	268,902	280,226
Gross profit	20,242	19,095	56,569	53,510

Selling, general and administrative expenses	16,484	15,899	48,052	48,009
Goodwill impairment charge	-	78,609	-	78,609

Operating income (loss)	3,758	(75,413)	8,517	(73,108)

Interest expense, net	739	1,143	3,312	3,565

Income (loss) before income taxes	3,019	(76,556)	5,205	(76,673)
Income tax expense (benefit)	1,108	(21,053)	1,917	(21,098)

Net income (loss)	$1,911	$(55,503)	$3,288	$(55,575)

Earnings (loss) per share :
Basic
Net income (loss)	$0.12	$(3.39)	$0.20	$(3.39)
Weighted-average common shares outstanding (basic)	16,391	16,391	16,391	16,391

Diluted
Net income (loss)	$0.12	$(3.39)	$0.20	$(3.39)
Weighted-average common shares outstanding (diluted)	16,468	16,391	16,464	16,391

See accompanying notes to the condensed consolidated financial statements.

MEDICAL ACTION INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,

	2013	2012	2013	2012
	(Unaudited)		(Unaudited)

Net income (loss)	$1,911	$(55,503)	$3,288	$(55,575)
Other comprehensive income (loss):
Pension liability adjustment, net of income tax	-	-	-	-
Total comprehensive income (loss)	$1,911	$(55,503)	$3,288	$(55,575)

See accompanying notes to the condensed consolidated financial statements.

MEDICAL ACTION INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED DECEMBER 31, 2013
(Unaudited)
(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Equity

Balance at April 1, 2013	16,391	$16	$35,492	$(773)	$60,174	$94,909

Net income	-	-	-	-	3,288	3,288

Amortization of deferred compensation	-	-	14	-	-	14

Stock-based compensation	-	-	834	-	-	834

Balance at December 31, 2013	16,391	$16	$36,340	$(773)	$63,462	$99,045

See accompanying notes to the condensed consolidated financial statements.

MEDICAL ACTION INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended December 31,
	2013	2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$3,288	$(55,575)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,612	3,825
Amortization	3,341	2,859
Goodwill impairment charge	-	78,609
Provision for allowance for doubtful accounts	(288)	9
Deferred income taxes	(103)	(22,032)
Stock-based compensation	848	788
Gain on sale of property and equipment	(124)	(2)
Changes in operating assets and liabilities:
Accounts receivable	(226)	2,142
Inventories	73	(574)
Prepaid expenses and other current assets	242	(366)
Prepaid income taxes	923	771
Other assets	(4,499)	(469)
Accounts payable	6,697	3,150
Accrued expenses and other	(577)	4,370

Net cash provided by operating activities	13,207	17,505

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,319)	(1,264)
Proceeds from sale of property and equipment	168	4

Net cash used in investing activities	(1,151)	(1,260)

Cash flows from financing activities:
Proceeds from revolving line of credit and long-term borrowings	138,079	60,550
Principal payments on revolving line of credit and long-term borrowings	(149,321)	(81,920)
Principal payments on capital lease obligations	(133)	(100)
Deferred financing costs	(1,137)	-

Net cash used in financing activities	(12,512)	(21,470)

Net decrease in cash and cash equivalents	(456)	(5,225)
Cash and cash equivalents at beginning of year	558	5,384
Cash and cash equivalents at end of year	$102	$159

Supplemental disclosures:
Interest paid	2,676	3,358
Income taxes paid	925	163

See accompanying notes to the condensed consolidated financial statements.

MEDICAL ACTION INDUSTRIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(Unaudited)

Note 1.          Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Medical Action Industries Inc. (“we”, “us”, “our”, or “ourselves”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended December 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in our 2013 Annual Report on Form 10-K.

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

During the second quarter of fiscal 2014, we identified an immaterial error in the classification of debt issuance costs in our condensed consolidated statement of cash flows for the three months ended June 30, 2013 reported in our Form 10-Q dated August 2, 2013 whereas debt issuance costs of $1,018 were classified as operating activities and should have been presented as financing activities.  The impact of this error resulted in cash flows from operating activities being understated by $1,018 and cash flows from financing activities being overstated by the same amount.  The accompanying condensed consolidated statement of cash flows for the nine months ended December 31, 2013 appropriately reflects total debt issuance costs incurred to date of $1,137 as financing activities.

Note 2.          Summary of Significant Accounting Policies

The preparation of consolidated annual and quarterly financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. We have made a number of estimates and assumptions in the preparation of these condensed consolidated financial statements. Actual results may differ from those estimates. Some of the more significant estimates include allowances for trade rebates and doubtful accounts, realizability of inventories, goodwill and other intangible assets, depreciation and amortization of long-lived assets, valuation of deferred tax assets, pensions and other postretirement benefits and environmental and litigation matters. There have been no material changes to our critical accounting policies and estimates from the information provided in Note 1 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended March 31, 2013.

Note 3.          Recently Issued Accounting Pronouncements

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

In July 2013, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11 relating to income taxes (FASB ASC 740 – Income Taxes), which provides guidance on the presentation of unrecognized tax benefits. The intent is to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the impact that the adoption of this standard may have on our consolidated financial statements.

Indefinite-Lived Intangible Assets Impairment Testing

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), which amended the provisions of FASB ASC 350, Intangibles - Goodwill and Other.  ASU 2012-02 permits an entity to make a qualitative assessment of whether it is more likely than not that an indefinite-lived intangible asset is less than its carrying amount before applying the second step of the impairment test.  If an entity concludes that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it would not be required to perform the second step of the impairment test for that indefinite-lived intangible asset.  The new standard is effective for annual and interim indefinite-lived intangible assets impairment tests performed in fiscal years beginning after December 15, 2012, which for us was April 1, 2013.  We adopted this amended guidance in the third quarter of fiscal 2014. The adoption of this guidance did not impact our financial position or results of operations.

Note 4.          Inventories

Inventories, which are stated at the lower of cost (determined by means of the first in, first out method) or market, consist of the following:

	December 31, 2013	March 31, 2013
Finished goods, net	$25,669	$30,531
Raw materials, net	20,588	17,766
Work in progress, net	6,684	4,717

Total inventories, net	$52,941	$53,014

On a continuing basis, inventory quantities on hand are reviewed and an analysis of the provision for slow moving, excess and obsolete inventory is performed based primarily on our sales history and anticipated future demand. The reserve for slow moving, excess and obsolete inventory amounted to approximately $1,782 at December 31, 2013 and $1,091 at March 31, 2013.

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

	December 31, 2013	March 31, 2013
Capital lease, gross	$11,409	$11,409
Less: Accumulated amortization	(2,046)	(1,586)
Capital lease, net	$9,363	$9,823

During the three and nine months ended December 31, 2013 and 2012, we recorded amortization expense associated with the capital lease, as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Amortization Expense included in:
Cost of sales	$35	$35	$106	$106
Selling, general and administrative expenses	118	119	354	355

Total	$153	$154	$460	$461

As of December 31, 2013, the capital lease requires monthly payments of $127 with increases of 2% per annum. The lease contains provisions for an option to buy in January of 2016 and expires in March 2029. The effective rate on the capital lease obligation is 9.9%.  We recorded interest expense associated with the lease obligation of $334 and $338 for the three months ended December 31, 2013 and 2012, respectively and $1,005 and $1,016 for the nine months ended December 31, 2013 and 2012, respectively.

The following is a schedule by years of the future minimum lease payments under the capital lease as of December 31, 2013:

Capital Lease Payments
Balance of Fiscal 2014	$380
2015	1,549
2016	1,580
2017	1,611
2018	1,643
Thereafter	20,398
Total minimum lease payments	27,161
Less: Amounts representing interest	13,643
Present value of minimum lease payments	13,518
Less: Current portion of capital lease obligation	213
Long-term portion of capital lease obligation	$13,305

A current member of our board of directors is currently a minority shareholder of Custom Healthcare Systems (“CHS”), an assembler and packager of Class 1 medical products. CHS is a supplier to our AVID facility located in Toano, Virginia for small kits and trays. They also purchase sterile instruments from our facility located in Arden, North Carolina.

During the three and nine months ended December 31, 2013 and 2012, the amounts sold to and purchased from CHS are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012

Sold to CHS	$238	$215	$732	$678
Purchased from CHS	414	455	1,333	1,344

The following table represents the amounts due from and due to CHS:

	December 31, 2013	March 31, 2013

Due from CHS	$266	$265
Due to CHS	57	45

Note 6.          Goodwill and Other Intangible Assets

During the nine months ended December 31, 2013, there was no change in the carrying amount of goodwill.

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

As of December 31, 2013, the Company’s annual impairment test concluded that the fair value of the Company exceeded its carrying value and was not impaired.

During fiscal 2013, the preliminary impairment analysis conducted at December 31, 2012, concluded that $78,609 of goodwill was impaired and was recorded in the condensed consolidated statements of operations for the three and nine months ended December 31, 2012. Due to the complexity of the analysis which involves completion of fair value analyses and the resolution of certain significant assumptions, we finalized this goodwill impairment charge in the fourth quarter of fiscal 2013, which resulted in an $829 reduction to the preliminary goodwill impairment charge recorded at December 31, 2012. The Company had not previously recorded impairments of goodwill and therefore the amounts of impairment recorded during the three and nine months ended December 31, 2012 represented the cumulative amount of goodwill impairment charges as of December 31, 2013.

The Company's annual assessment of its intangible assets with indefinite lives, which consist of certain trademarks totaling $1,266, indicated that there was no impairment of such assets as of December 31, 2013.

At December 31, 2013, other intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value

Trademarks/tradenames not subject to amortization	$1,266	$-	$1,266
Trademarks subject to amortization (5 years)	2,100	1,400	700
Customer relationships (20 years)	43,200	10,547	32,653
Intellectual property (7 years)	400	400	-
Total other intangible assets, net	$46,966	$12,347	$34,619

At March 31, 2013, other intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value

Trademarks/tradenames not subject to amortization	$1,266	$-	$1,266
Trademarks subject to amortization (5 years)	2,100	1,085	1,015
Customer relationships (20 years)	43,200	8,927	34,273
Intellectual property (7 years)	400	368	32
Total other intangible assets, net	$46,966	$10,380	$36,586

We recorded amortization expense related to the above amortizable intangible assets of $648 and $659 for the three months ended December 31, 2013 and 2012, respectively, and $1,967 and $1,978 for the nine months ended December 31, 2013 and 2012, respectively. The estimated aggregate amortization expense for each of the succeeding years ending December 31, is as follows:

Fiscal Year	Amount
2014	$2,580
2015	2,440
2016	2,160
2017	2,160
2018	2,160
$11,500

Note 7.          Credit Facilities and Long-Term Debt

Long-term debt consists of the following:

	December 31, 2013	March 31, 2013
Revolving credit loan	$30,911	$4,700
Term loan	10,547	48,000

Total outstanding	$41,458	$52,700

Less: current portion	1,644	1,370

Total long-term debt	$39,814	$51,330

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

On May 17, 2013, we entered into a credit agreement (the “New Credit Agreement”), among ourselves, as borrower and Wells Fargo Bank, National Association, as administrative agent and lender.  The New Credit Agreement provides for a maximum borrowing capacity of $65,000 consisting of the following loans: (1) a $11,505 secured term loan (the “Term Loan”) with $10,547 outstanding at December 31, 2013, (2) $5,000 in secured delayed draw term loans (collectively, the “Delayed Draw Term Loans”) which had not been drawn upon by us at December 31, 2013 and (3) up to $53,495 in revolving loans (collectively, the “Revolving Loans”), with $30,911 outstanding at December 31, 2013, which Revolving Loans may be reduced by the amount of any outstanding Delayed Draw Term Loans drawn by us.  The proceeds from the New Credit Agreement were used to repay and cancel all amounts due under the Prior Credit Agreement.  The balance sheet classification of our debt at March 31, 2013 is based on the maturity terms of the New Credit Agreement. For further information, refer to note 7, Long-Term Debt, in our consolidated financial statements and footnotes thereto included in our 2013 Annual Report on Form 10-K.

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

The average interest rate on the Term Loans under the New Credit Agreement and term loans under the Prior Credit Agreement approximated 4.17% and 4.13% during the nine months ended December 31, 2013 and 2012, respectively.  The average interest rate on the Revolving Loans under the New Credit Agreement and the revolving loans under the Prior Credit Agreement approximated 3.71% and 4.69% during the nine months ended December 31, 2013 and 2012, respectively.  As of December 31, 2013, our availability for the Revolving Loans under the New Credit Agreement was $18,872 and we were in compliance with all applicable covenants under the New Credit Agreement.

Note 8.          Stock-Based Compensation Plans

We have various stock-based compensation plans and recognized stock-based compensation (exclusive of deferred tax benefits) for awards granted under our stock-based compensation plans in the following line items in the Condensed Consolidated Statements of Operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Cost of sales	$6	$16	$24	$43
Selling, general and administrative expenses	239	247	824	745

Stock-based compensation expense before income tax benefits	$245	$263	$848	$788

We granted 473,500 stock options to employees during the nine months ended December 31, 2013, which vest 25% during fiscal 2016, 25% during fiscal 2017 and 50% during fiscal 2018.  The options expire 10 years from the date of grant and have a weighted average exercise price equal to $8.13 per share, have a weighted average remaining contractual term of 9.4 years and weighted average grant date fair value of $4.44 per share determined based upon a Black-Scholes option valuation model.  In addition to the above employee stock option grants, we granted 37,500  stock options to members of our Board of Directors during the nine months ended December 31, 2013, which became fully vested upon issuance.  These options have a weighted average exercise price equal to $6.35 per share, have a weighted average remaining contractual term of 9.6 years and a weighted average grant date fair value of $3.59 per share based upon a Black-Scholes option valuation model.

The Company granted 257,500 stock options to employees during the nine months ended December 31, 2012, which vest 25% during fiscal 2015, 25% during fiscal 2016 and 50% during fiscal 2017.  The options expire 10 years from date of grant and have a weighted average exercise price equal to $3.61, have a weighted average remaining contractual term of 8.6 years and weighted average grant date fair value of $2.01 per share determined based upon a Black-Scholes option valuation model.  In addition to the above employee stock option grants, we granted 67,500 stock options to members of our Board of Directors during the nine months ended December 31, 2012, of which 7,500 were granted during the three months ended December 31, 2012 and became fully vested upon issuance.  These options have a weighted average exercise price equal to $3.46 per share, have a weighted average remaining contractual term of 8.6 years and a weighted average grant date fair value of $1.92 per share based upon a Black-Scholes option valuation model.

The fair value of stock options on the date of grant and the weighted average assumptions used to estimate the fair value of the stock options granted during the respective periods using the Black-Scholes option valuation model were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Dividend yield	n/a	n/a	n/a	n/a
Weighted-average expected volatility	n/a	60.20%	63.02%	63.40%
Risk-free interest rate	n/a	1.60%	1.04%	1.60%
Expected life of options (in years)	n/a	5.30	5.37	5.30
Fair value of options granted	n/a	$1.40	$4.37	$1.99

The following is a summary of the changes in outstanding options for all of our plans during the nine months ended December 31, 2013:

	Shares	Weighted Average Exercise Price	Remaining Weighted Average Contract Life (Years)	Aggregate Intrinsic Value
Outstanding at April 1, 2013	1,479,000	$10.80	5.6	$793
Granted	511,000	$8.00	-	-
Exercised	-	$-	-	-
Expired/Forfeited	(192,750)	$8.55	-	-
Outstanding at December 31, 2013	1,797,250	$10.22	6.3	$1,706

Exercisable at December 31, 2013	1,026,250	$12.25	4.4	$572

Vested and Expected to vest as of December 31, 2013	1,693,689	$10.41	6.1	$1,583

No options were exercised during the nine months ended December 31, 2013. As of December 31, 2013, there was approximately $3,171 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under our plans and that cost is expected to be recognized over a period of 2.2 years.

The following is a summary of the changes in non-vested stock options for the nine months ended December 31, 2013:

	Shares	Average Grant Date Fair Value
Outstanding at April 1, 2013	540,063	$4.09
Granted	511,000	$4.37
Vested	(210,063)	$5.04
Forfeited	(70,000)	$2.91

Outstanding at December 31, 2013	771,000	$4.11

Grants of restricted stock are common stock awards granted to recipients with specified vesting provisions. The restricted stock issued vests based upon the recipients continued service over time (five-year vesting period). We estimate the fair value of restricted stock based on our closing stock price on the date of grant.

The following is a summary of restricted stock activity in our 1994 Stock Incentive Plan for the nine months ended December 31, 2013:

	Shares	Weighted Average Grant Price
Outstanding at April 1, 2013	5,625	$12.58
Granted	-	$-
Vested	(1,875)	$12.58
Expired/forfeited	-	$-

Outstanding at December 31, 2013	3,750	$12.58

Expected to vest as of December 31, 2013	3,442	$12.58

Note 9.          Income Taxes

Our provision for income taxes consists of federal, state and local taxes in amounts necessary to align our year-to-date provision for income taxes with the effective tax rate that we expect to achieve for the full year. Our annual effective tax rate for Fiscal 2014, excluding discrete items, is estimated to be 36.6% based upon our anticipated earnings.

For the nine months ended December 31, 2013, we recorded a provision for income taxes of   $1,917, which consisted of federal, state and local taxes, including discrete items of $13 related to the accrual of interest for uncertain tax positions under ASC 740 – Income Taxes. For the nine months ended December 31, 2012, we recorded a tax benefit of $21,098.

The effective tax rate, including the discrete item, for the nine months ended December 31, 2013 was a provision for income taxes of 36.8% compared to a benefit for income taxes of 27.5% in the comparable prior period.  The effective tax rate for the nine months ended December 31, 2013 is different than the statutory rate primarily due to the tax effect of non-deductible expenses, the Section 199 manufacturing deduction and state and local taxes.

The Company recorded an income tax benefit of $21,053 for the three months ended December 31, 2012 which resulted in an effective tax rate of 27.5% and an income tax benefit of $21,098 for the nine months ended December 31, 2012 which resulted in an effective tax rate of 27.5%. Each of these periods reflects a $78,609 goodwill impairment charge that resulted in a $21,761 discrete tax benefit associated with the portion of the Company’s goodwill that is deductible for income taxes. That discrete tax benefit was reflected as a reduction to our deferred income tax liabilities. The effective tax rate of 27.7% for this benefit was less than the federal statutory rate of 35.0%, primarily due to a portion of the goodwill impairment charge that was not deductible for income tax purposes.

Note 10.       Earnings (Loss) Per Share

Basic earnings (loss) per share are based on the weighted average number of common shares outstanding without consideration of potential common shares. Diluted earnings (loss) per share are based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average prices during the periods. Excluded from the calculation of earnings (loss) per share are options to purchase 1,478,500 shares and 1,414,695 shares for the three and nine months ended December 31, 2013, respectively, and 1,510,875 shares for both the three and nine months ended December 31, 2012, respectively, as their inclusion would not have been dilutive.

The following is a reconciliation of the numerator and denominator of the basic and diluted net earnings (loss) per share computations for the three and nine months ended December 31, 2013 and 2012, respectively.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012

Numerator :
Net income (loss) for basic and diluted earnings per share	$1,911	$(55,503)	$3,288	$(55,575)

Denominator :
Denominator for basic earnings (loss) per share - weighted average shares outstanding (in thousands)	16,391	16,391	16,391	16,391

Effect of dilutive securities:
Employee and director stock options (in thousands)	77	-	73	-
Denominator for diluted earnings per share - adjusted weighted average shares outstanding (in thousands)	16,468	16,391	16,464	16,391

Earnings (loss) per share:
Basic
Net income (loss)	$0.12	$(3.39)	$0.20	$(3.39)

Diluted
Net income (loss)	$0.12	$(3.39)	$0.20	$(3.39)

Note 11.       Accounts Payable and Accrued Expenses

Included in accounts payable as of December 31, 2013 and March 31, 2013 are book cash overdrafts of $5,160 and $5,372, respectively.

Accrued expenses consist of the following:

	December 31, 2013	March 31, 2013
Accrued accounts payable	$5,357	$7,488
Accrued bonuses	3,316	1,825
Employee compensation and benefits	2,974	3,022
Other accrued liabilities	2,295	1,887
Accrued distributor fees	2,107	3,608
Group purchasing organization fees	1,907	1,569
Freight and duty	943	1,270
Professional fees	707	1,178
Commissions	552	768
Book cash overdraft	-	2,491
Total accrued expenses	$20,158	$25,106

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

Due to their maturities and/or variable interest rates, certain financial instruments have fair values that approximate their carrying values. These instruments include cash, accounts receivable, trade payables and our outstanding debt under our term loan and revolving credit facility. The book value and the fair value of our capital lease obligation were $13,518 and $17,580, respectively as of December 31, 2013.  The fair value was determined based on our current incremental borrowing rate and is considered a Level 3 input.

Note 13.       Business Concentrations and Major Customers

We manufacture and distribute disposable medical products principally to medical product distributors and hospitals located throughout the United States. We perform credit evaluations of our customers’ financial condition and do not require collateral. Receivables are generally due within 30 – 90 days. Credit losses relating to customers have historically been minimal and within management’s expectations.

Sales to Owens & Minor, Inc. and Cardinal Health Inc., (the “Distributors”) accounted for approximately 41% and 21% of net sales, respectively, for the nine months ended December 31, 2013. Although the Distributors may be deemed in a technical sense to be major purchasers of our products, they typically serve as a distributor between the end user and ourselves and do not make significant purchases for their own account. We, therefore, do not believe it is appropriate to categorize the Distributors as customers for the purpose of evaluating concentrations.

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

Note 14.       Business Segments and Other Financial Information

The Company operates in one reportable segment, disposable medical products.

Net sales by product line for the applicable years noted were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Clinical Care Market Sales	$72,436	$72,840	$214,775	$215,075
Patient Care Market Sales	40,995	39,986	119,975	128,240
Sales Related Adjustments	(3,464)	(3,427)	(9,279)	(9,579)
Total Net Sales	$109,967	$109,399	$325,471	$333,736

A summary of our net sales by geographic region is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
United States	$107,976	$107,310	$319,513	$327,124
Canada	995	1,064	3,261	3,113
Other International (1)	996	1,025	3,697	3,499
Total Net Sales	$109,967	$109,399	$325,471	$333,736

(1) Comprised primarily of Brazil and China.

All of the Company’s long-lived assets are located in the United States.

Note 15.       Other Matters

We are a party to a lawsuit arising out of the conduct of our ordinary course of business. It is covered by insurance and while the result of such lawsuit cannot be predicted with certainty, management does not expect that the ultimate liability, if any, will have a material adverse effect on our financial position or results of operations.

Our Tennessee facility, which is comprised of approximately 25 acres in a light industrial park located in Gallaway, Tennessee, was acquired by Medegen Medical Products, LLC (“Medegen”) in 1999 prior to our ownership of Medegen.  In connection with an environmental due diligence evaluation of the facility prior to its acquisition by Medegen, consultants detected the presence of chlorinated solvents in groundwater beneath the manufacturing plant.  The identified groundwater contamination is in the process of being remediated.  At the time of our acquisition of Medegen, the prior owner of the facility agreed to retain responsibility for the remediation of the contamination and to fully indemnify us for all costs associated with the environmental remediation as well as any claims that might arise, including third party claims.  Under an agreement executed at the time of the sale, VGI, LLC, a successor in interest to Vollrath Group, Inc. and its parent Windway Capital Corp. (collectively, “Indemnitor”) are required, on a quarterly basis, to provide documentation from independent parties confirming that the Indemnitor has sufficient assets, in the form of unencumbered, unrestricted cash, marketable securities or unused and available borrowing capacity, as necessary to pay the most recently estimated costs of outstanding environmental remediation obligations.  Now that full-scale remediation is underway at the site, the Indemnitor is also required to provide Letters of Credit (“LC”) to secure its current and future obligations, including a $2,000 LC that is currently open and future LCs in the amount of $1,000 from December 7, 2014 through December 7, 2017.  No assurance can be given that the Indemnitor will have the financial resources necessary to complete the environmental remediation and/or defend any claims that may arise, that recommended cleanup levels will be achieved over the long term, or that further remedial activities will not be required. As of December 31, 2013, we have recorded an estimated liability of $4,200 to remediate the groundwater contamination and a corresponding amount due from the Indemnitor.

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

Important factors and risks that could cause actual results to differ materially from those referred to in the forward-looking statements include, but are not limited to, the effect of economic and market conditions, the impact of the consolidation throughout the healthcare supply chain, volatility of raw material costs, volatility in oil prices, foreign currency exchange rates, the impact of healthcare reform, opportunities for acquisitions and our ability to effectively integrate acquired companies, our ability to maintain our gross profit margins, the ability to obtain additional financing to expand our business, our failure to successfully compete with competitors that have greater financial resources, the loss of key management personnel or the inability to attract and retain qualified personnel, the impact of current or pending legislation and regulation, as well as the risks described from time to time in our filings with the Securities and Exchange Commission, which include this report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

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

Our market approach encompasses ongoing strategic relationships with group purchasing organizations (“GPOs”), integrated delivery networks (“IDNs”), acute care facilities, surgery centers, clinical decision makers and procurement managers within acute care facilities, national and regional distributors and other end users of our products. Our internal structure supports a market presence which encompasses: i) a marketing team comprised of product line managers for each of our key product categories, ii) an Executive Health Services team, that directly maintains our relationship with GPOs and IDNs, iii) regional managers who supervise both Clinical Care and Patient Care sales representatives and maintain relationships with larger acute care facilities and iv) sales representatives which maintain a direct presence with the end users of our products and manage compliance levels on GPO and IDN contracts. While we view the end users of our products as the critical decision point driving our market penetration, approximately 62% of our products are sold through two large national distributors.

We have pricing agreements with substantially every major GPO and IDN in the country including Novation, LLC (“Novation”), Premier Purchasing Partners, L.P. (“Premier”) and MedAssets Supply Chain Systems, LLC (“MedAssets”). The pricing agreements with GPOs and IDNs set forth the major terms and conditions, including pricing, by which their members may purchase our products, and typically have no minimum purchase requirements with terms of one to three years that can be terminated pursuant to certain notification requirements. A majority of our acute care facility customers are members of at least one GPO. The pricing agreements we have been awarded through these GPOs designate us as a sole-source, dual-source or multi-source provider for substantially all of our product offerings.  While the acute care facilities associated with the GPOs and IDNs are not obligated to purchase our product offerings, many of these pricing agreements have resulted in unit sales growth for us. Acute care facility orders purchased through our pricing agreements with the three largest GPOs in the healthcare industry, Novation, Premier and MedAssets, accounted in aggregate for $169,243 or 52% of our total net sales for the nine months ended December 31, 2013.

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

During the three months ended December 31, 2013 and 2012, we reported revenues of $109,967 and $109,399, respectively.  Our net income (loss) and earnings (loss) per diluted share during the three months ended December 31, 2013 and 2012 amounted to $1,911 or $0.12 per diluted share, and ($55,503) or ($3.39) per diluted share, respectively.  The net loss for the three months ended December 31, 2012 includes a goodwill impairment charge, net of applicable taxes, of $56,848 based on the results of the Company’s annual assessment of goodwill as of December 31, 2012.

During the nine months ended December 31, 2013 and 2012, we reported revenues of $325,471 and $333,736, respectively.  Our net income (loss) and earnings (loss) per diluted share during the nine months ended December 31, 2013 and 2012 amounted to $3,288 or $0.20 per diluted share, and ($55,575) or ($3.39) per diluted share, respectively.  Net income during the nine months ended December 31, 2013 included $417 in interest expense, net of applicable taxes, related to the write-off of deferred financing costs associated with the repayment of all amounts owed under the Prior Credit Agreement.  The net loss for the nine months ended December 31, 2012 included the aforementioned goodwill impairment charge, net of applicable taxes, of $56,848.

THREE MONTHS ENDED DECEMBER 31, 2013 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2012:

The following table sets forth net sales by market for the three months ended December 31, 2013 and 2012:

			Increase (decrease) due to
	December 31, 2013	December 31, 2012	Price/Mix	Volume/Mix
Clinical Care Market	$72,436	$72,840	$(557)	$153
Patient Care Market	40,995	39,986	1,526	(517)
Sales Related Adjustments	(3,464)	(3,427)	141	(178)
Total Net Sales	$109,967	$109,399	$1,110	$(542)

The decrease in our clinical care market was primarily attributable to lower domestic market share associated with our operating room products and a decline in the average selling price of products sold within our operating room products and custom procedure trays categories.  These declines were partially offset by greater domestic market penetration in our minor procedure kits and trays and custom procedure trays product categories.

The increase in our patient care market was primarily attributable to higher average selling prices of products sold within our patient bedside plastics, measurement and collection and containment systems for medical waste product categories.  These increases were partially offset by lower domestic market share associated with our containment systems for medical waste product category.

Gross profit was $20,242 and $19,095 during the three months ended December 31, 2013 and 2012, respectively.  Gross profits as a percentage of net sales was 18.4% during the three months ended December 31, 2013 and 17.5% during the three months ended December 31, 2012.  The improvement in gross profit was attributable to higher average selling prices of products sold within our patient care market and a decline in the cost of products sourced from overseas vendors, which were partially offset by higher resin prices.

Resin-related product lines which include containment systems for medical waste, patient bedside plastics and laboratory represent approximately 34% of our revenues for the three months ended December 31, 2013.  The primary raw material utilized in the manufacture of these products is plastic resin. We continue to experience volatility in resin costs consistent with the changes in global market prices of oil, natural gas and other factors.  Our gross profit during the three months ended December 31, 2013 as compared to the three months ended December 31, 2012 was negatively impacted by $696 due to higher resin prices.

During the three months ended December 31, 2013, we imported approximately $13,707 of finished goods and certain raw materials from overseas vendors, principally those in China.  Our main imports are operating room products, which include operating room towels and laparotomy sponges and surgical instruments used in our minor procedure kits and trays and certain containment products and patient bedside disposable products that we do not produce domestically.  The products we import from China include cotton and plastic resin as raw materials.

While we do not directly purchase unfinished cotton, it is the primary raw material utilized by our overseas vendors in the production of our operating room towels and laparotomy sponges.  Our gross profit during the three months ended December 31, 2013 as compared to the three months ended December 31, 2012 was favorably impacted by $384 due to lower costs of products sourced from overseas vendors.

Selling, general and administrative expenses amounted to $16,484 and $15,899 during the three months ended December 31, 2013 and 2012, respectively. The increase is primarily related to a $918 increase in compensation and a $97 increase in Medical Device Excise Taxes, which were partially offset by a reduction of $399 in professional services and $31 in all other selling, general and administrative expenses.

Distribution expenses, which are included in selling, general and administrative expenses, amounted to $2,086 and $2,062 during the three months ended December 31, 2013 and 2012, respectively.

The goodwill impairment charge of $78,609 recorded during the three months ended December 31, 2012 represented our preliminary impairment analysis that was performed in connection with our annual assessment of goodwill.  This impairment charge was reduced by $829 during the fourth quarter of fiscal 2013 to properly reflect the book value of certain inventories.

Interest expense amounted to $739 and $1,143 during the three months ended December 31, 2013 and 2012, respectively. The decrease in interest expense was due to lower outstanding principal loan balances and a decline in average interest rates.

Income tax expense (benefit) amounted to $1,108 and ($21,053) during the three months ended December 31, 2013 and 2012, respectively. Income tax expense (benefit) as a percent of income (loss) before income taxes was 36.7% and (27.5%) during the three months ended December 31, 2013 and 2012, respectively. The tax benefit for the three months ended December 31, 2012 was less that the federal statutory rate of 35.0% primarily due to a portion of the goodwill impairment charge that was not deductible for income tax purposes.  Excluding the discrete tax items associated with the goodwill impairment charge and a discrete tax benefit of $112 related to a tax return to provision adjustment recorded in the three months ended December 31, 2012, the effective tax rate was 40.0%.

NINE MONTHS ENDED DECEMBER 31, 2013 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2012:

The following table sets forth net sales by market for the nine months ended December 31, 2013 and 2012:

			Increase (decrease) due to
	December 31, 2013	December 31, 2012	Price/Mix	Volume/Mix
Clinical Care Market	$214,775	$215,075	$620	$(920)
Patient Care Market	119,975	128,240	592	(8,857)
Sales Related Adjustments	(9,279)	(9,579)	1,066	(766)
Total Net Sales	$325,471	$333,736	$2,278	$(10,543)

The decrease in our clinical care market was primarily attributable to lower domestic market share associated with our operating room products and custom procedure trays and a decline in the average selling price of products sold within our minor procedure kits and trays product category. These declines were partially offset by greater domestic market penetration in our minor procedure kits and trays product category and higher average selling prices of products sold within our custom procedure trays product category.

The decline in our patient care market category was primarily attributable to lower domestic market share associated with our containment systems for medical waste, measurement and collection, patient bedside plastics and protective apparel product categories.  This decline was partially offset by higher average selling prices of products sold within our patient bedside plastics and measurement and collections product categories.  A significant portion of the reduction in domestic market share was the result of our strategic decision to discard certain business that conflicted with our profitability improvement initiatives.

Gross profit was $56,569 and $53,510 during the nine months ended December 31, 2013 and 2012, respectively.  Gross profits as a percentage of net sales was 17.4% during the nine months ended December 31, 2013 and 16.0% during the nine months ended December 31, 2012.  The improvement in gross profit was attributable to a decline in the cost of products sourced from overseas vendors and higher average selling prices of products sold within our patient and clinical care markets, which were partially offset by higher resin prices.

Resin-related product lines which include containment systems for medical waste, patient bedside plastics and laboratory represent approximately 34% of our revenues for the nine months ended December 31, 2013.  The primary raw material utilized in the manufacture of these products is plastic resin. We continue to experience volatility in resin costs consistent with the changes in global market prices of oil, natural gas and other factors.  Our gross profit during the nine months ended December 31, 2013 as compared to the nine months ended December 31, 2012 was negatively impacted by $557 due to higher resin prices.

During the nine months ended December 31, 2013, we imported approximately $38,152 of finished goods and certain raw materials from overseas vendors, principally those in China.  Our main imports are operating room products, which include operating room towels and laparotomy sponges and surgical instruments used in our minor procedure kits and trays and certain containment products and patient bedside disposable products that we do not produce domestically.  The products we import from China include cotton and plastic resin as raw materials.

While we do not directly purchase unfinished cotton, it is the primary raw material utilized by our overseas vendors in the production of our operating room towels and laparotomy sponges.  Our gross profit during the nine months ended December 31, 2013 as compared to the nine months ended December 31, 2012 was favorably impacted by $2,416 due to lower costs of products sourced from overseas vendors.

Selling, general and administrative expenses amounted to $48,052 and $48,009 during the nine months ended December 31, 2013 and 2012, respectively. The increase is primarily related to a $1,699 increase in compensation and a $294 increase in Medical Device Excise Taxes, which were partially offset by a reduction of $901 in professional services, $230 in tradeshows and $813 in all other selling, general and administrative expenses.

Distribution expenses, which are included in selling, general and administrative expenses, amounted to $6,209 and $6,280 during the nine months ended December 31, 2013 and 2012, respectively. The decrease is primarily due to a reduction in labor-related costs, principally overtime expenses.

The goodwill impairment charge of $78,609 recorded during the nine months ended December 31, 2012 represented our preliminary impairment analysis that was performed in connection with our annual assessment of goodwill.  This impairment charge was reduced by $829 during the fourth quarter of fiscal 2013 to properly reflect the book value of certain inventories.

Interest expense amounted to $3,312 and $3,565 during the nine months ended December 31, 2013 and 2012, respectively. The decrease in interest expense was due to lower outstanding principal loans balances and a decline in average interest rates, partially offset by the write-off of deferred financing costs associated with the Prior Credit Agreement.

Income tax expense (benefit) amounted to $1,917 and ($21,098) during the nine months ended December 31, 2013 and 2012, respectively. Income tax expense (benefit) as a percent of income (loss) before income taxes was 36.8% and (27.5%) during the nine months ended December 31, 2013 and 2012, respectively.  The tax benefit for the nine months ended December 31, 2012 was less than the federal statutory rate of 35.0% primarily due to a portion of the goodwill impairment charge that was not deductible for income tax purposes.  Excluding the discrete tax items associated with the goodwill impairment charge and a discrete tax benefit of $112 related to a tax return to provision adjustment recorded in the nine months ended December 31, 2012, the effective tax rate was 40.0%.

Liquidity and Capital Resources

Borrowing Arrangements

On May 17, 2013, we entered into our New Credit Agreement.  A portion of the proceeds of our New Credit Agreement was used to repay and cancel all amounts due under the Prior Credit Agreement.  Upon such repayment, the Prior Credit Agreement was terminated.  The New Credit Agreement provides for a maximum borrowing capacity of $65,000, consisting of the following loans; (1) a $11,505 secured term loan fully drawn by us on May 17, 2013, (2) $5,000 in secured Delayed Draw Term Loans and (3) up to $53,495 in secured revolving loans, which may be reduced by the amount of any outstanding Delayed Draw Term Loans drawn by us.  The revolving loans are used to finance the working capital needs and general corporate purposes of ourselves and our subsidiaries and for permitted acquisitions.  If our Excess Availability (as defined in the New Credit Agreement) falls below a specified amount, we will be required to comply with specified financial covenants relating to; (1) after financial statements were delivered for the month ending July 31, 2013, a minimum fixed charge coverage ratio of 1.00 to 1.00, measured on a month-end basis and (2) until financial statements were delivered for the month ending July 31, 2013, minimum earnings before interest, taxes, depreciation and amortization for certain month-end periods (such financial covenant, the “EBITDA Covenant”), including negative $800 for the one month period ending April 30, 2013, $700 for the two month period ending May 31, 2013 and $3,000 for the three month period ending June 30, 2013.  If we draw a Delayed Draw Term Loan, we will be required to comply with a maximum leverage ratio covenant ranging from 3.00 to 1.00 to 3.25 to 1.00, measured on a month-end basis.  In addition, we had committed to certain post-closing conditions, including providing monthly financial statements, annual updates of financial projections and the filing of a mortgage on our Brentwood, New York corporate headquarters (which took place on July 16, 2013).

As of December 31, 2013, our Excess Availability under the New Credit Agreement was approximately $18,872. As of December 31, 2013, we had not drawn a Delayed Draw Term Loan and we (1) were not subject to any financial covenants under the New Credit Agreement and (2) were in compliance with all applicable covenants under the New Credit Agreement.

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

Cash Flows

Cash and cash equivalents changed as follows during the nine months ended December 31:

	2013	2012
Cash provided by operating activities	$13,207	$17,505
Cash used in investing activities	$(1,151)	$(1,260)
Cash used in financing activities	$(12,512)	$(21,470)
Decrease in cash and cash equivalents	$(456)	$(5,225)

Historically, our primary sources of liquidity and capital resources have included cash provided by operations and the use of available borrowing facilities while the primary uses of liquidity and capital resources have included acquisitions, capital expenditures and payments on debt.

Cash provided by operating activities during the nine months ended December 31, 2013, was primarily comprised of net income from operations of $3,288, depreciation of $3,612, amortization of $3,341, an increase in accounts payable of $6,697 and a decrease in prepaid income taxes of $923. These were partially offset by an increase in other assets of $4,499.

Approximately $662 of the total amortization was attributable to a non-recurring write-off of deferred financing costs associated with the repayment of amounts owed under our Prior Credit Agreement. The increase in other assets is primarily due to the recording of $4,200 of an indemnification from VGI, LLC, a successor in interest to Vollrath Group Inc. and its parent Windway Capital Corp., relating to the remediation of groundwater contamination at our Tennessee facility.  In addition, we have recorded a corresponding liability as an other long-term liability.  The recording of the other asset and other long-term liability had no net impact on the our cash flows.

Cash used in investing activities during the nine months ended December 31, 2013 consisted of $1,319 in purchases of property, plant and equipment, which was partially offset by $168 in proceeds from the sale of equipment.  The majority of these capital expenditures related to machinery and equipment for our injection molding facility located in Gallaway, Tennessee.  Our New Credit Agreement contains certain restrictive covenants but does not limit the amount of capital expenditures per annum.  On an annual basis, management expects to make capital expenditures on machinery and equipment to improve efficiencies at our manufacturing facilities.

Cash used in financing activities during the nine months ended December 31, 2013 consisted primarily of $11,242 in net payments on our Credit Agreement and $1,137 in deferred financing costs.  During the nine months ended December 31, 2013, borrowings under our revolving credit facility decreased $10,283 and borrowings under our term loan decreased $959.

Financial Position

The following table sets forth certain liquidity and capital resources data for the periods indicated:

	December 31, 2013	March 31, 2013
	(Unaudited)	(Unaudited)

Cash and cash equivalents	$102	$558
Accounts receivable, net	$33,129	$32,615
Days sales outstanding	26.0	27.0
Inventories, net	$52,941	$53,014
Inventory turnover	6.1	6.3
Current assets	$91,261	$92,338
Goodwill	$30,021	$30,021
Working capital	$49,026	$52,163
Current ratio	2.2	2.3
Total borrowings	$54,976	$66,351
Stockholders' equity	$99,045	$94,909
Debt to equity ratio	0.56	0.70

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

Contractual Obligations

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity.  At December 31, 2013, such obligations and commitments are as follows:

	Total	Less than 1 Year	2 – 3 Years	4 - 5 Years	After 5 Years
Principal payments of long-term debt	$41,458	$1,644	$3,288	$36,526	$-
Capital lease obligations	27,161	1,541	3,175	3,303	19,142
Purchase obligations	21,603	21,603	-	-	-
Operating leases	1,574	816	746	12	-
Defined benefit plan payments	743	57	126	142	418

Total contractual obligations	$92,539	$25,661	$7,335	$39,983	$19,560

There are approximately $766 of estimated liabilities related to unrecognized tax benefits that have been excluded from the contractual obligation table because we could not make a reasonable estimate of when those amounts would become payable.

Related Party Transactions

As part of the assets and liabilities acquired from the AVID acquisition, we assumed a capital lease obligation for the AVID facility located in Toano, Virginia.  The facility, which includes a 185,000 square foot manufacturing and warehouse building and approximately 12 acres of land, is owned by Micpar Realty, LLC (“Micpar”).  AVID’s founder and former CEO, is a part owner of Micpar and subsequent to the acquisition of AVID, he was elected to our board of directors.  As of August 2012, he no longer serves on our board of directors.  As of December 31, 2013, the capital lease requires monthly payments of $127 with increases of 2% per annum.  The lease contains provisions for an option to buy in January of 2016 and expires in March 2029.  The effective rate on the capital lease obligation is 9.9%. Total lease payments required under the capital lease for the five-year period ending December 31, 2018 is $8,019.  During the nine months ended December 31, 2013, we recorded interest expense of $1,005 under the lease agreement.

The gross amount and net book value of the assets under the capital lease are as follows:

	December 31, 2013	March 31, 2013
Capital lease, gross	$11,409	$11,409
Less: Accumulated amortization	(2,046)	(1,586)
Capital lease, net	$9,363	$9,823

A current member of our board of directors is currently a minority shareholder of Custom Healthcare Systems (“CHS”), an assembler and packager of Class 1 medical products. CHS is a supplier to our AVID facility located in Toano, Virginia for small kits and trays. They also purchase sterile instruments from our facility located in Arden, North Carolina.

During the three and nine months ended December 31, 2013 and 2012, the amounts sold to and purchased from CHS are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012

Sold to CHS	$238	$215	$732	$678
Purchased from CHS	414	455	1,333	1,344

The following table represents the amounts due from and due to CHS:

	December 31, 2013	March 31, 2013

Due from CHS	$266	$265
Due to CHS	57	45

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Item 3.          Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks, such as changes in foreign exchange rates, interest rates and commodity pricing risks.  The following quantitative and qualitative information is provided about market risks to which we were exposed at December 31, 2013, and from which we may incur future gains or losses.  We have not entered, nor do we intend to enter, into derivative financial instruments for speculative purposes.

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

Interest Rate Risk

As of December 31, 2013, there was approximately $41,458 in aggregate outstanding borrowings under our New Credit Agreement.  Term loans outstanding under the New Credit Agreement bear interest at a rate per annum equal to, at our election, (1) LIBOR Rate (as defined in the New Credit Agreement) plus a margin ranging from 2.50% to 3.00%, depending on the Average Excess Availability (as defined in the New Credit Agreement) at the time of calculation, or (2) Base Rate (as defined in the New Credit Agreement) plus a margin ranging from 1.50% to 2.00%, depending on the Average Excess Availability at the time of calculation.  Revolving loans outstanding under the New Credit Agreement bear interest at a rate per annum equal to, at our election, (1) LIBOR Rate plus a margin ranging from 2.00% to 2.50%, depending on the Average Excess Availability at the time of calculation, or (2) Base Rate plus a margin ranging from 1.00% to 1.50%, depending on the Average Excess Availability at the time of calculation.  If drawn, Delayed Draw Term Loans outstanding under the New Credit Agreement will bear interest at a rate per annum equal to, at our election, (1) LIBOR Rate plus a margin ranging from 4.25% to 4.75%, depending on the Average Excess Availability at the time of calculation, or (2) Base Rate plus a margin ranging from 3.25% to 3.75%, depending on the Average Excess Availability at the time of calculation.  Assuming the outstanding balance remained unchanged, a 1% change in the LIBOR Rate as of December 31, 2013 would result in an increase in annual interest expense of approximately $415 and a 1% change in the Base Rate as of December 31, 2013 would result in an increase in annual interest expense of approximately $415.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Report. Based upon that evaluation, our management concluded that, as of December 31, 2013, our disclosure controls and procedures were effective.

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

During the three months ended December 31, 2013, we have not made any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We continue to review, document and test our internal control over financial reporting and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts may lead to various changes in our internal control over financial reporting.

PART II.      OTHER INFORMATION

Item 1.	Legal Proceedings

As of February 6, 2014 we are involved in a product liability case, which is covered by insurance. While the results of the lawsuit cannot be predicted with certainty, management does not expect that the ultimate liabilities, if any, will have a material adverse effect on our financial position or results of operations.

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

(a)           Exhibits

31.1 and 31.2 – Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1 and 32.2 – Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of  the Sarbanes-Oxley Act of 2002

101 – The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in eXtensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets (Unaudited), (ii) the Condensed Consolidated Statements of Operations (Unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited), (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited), (v) the Condensed Consolidated Statements of Cash Flows (Unaudited) and (vi) Notes to the Condensed Consolidated Financial Statements (Unaudited)

(b)           Reports on Form 8-K

Current Report on Form 8-K dated November 14, 2013, covering Item 7.01 – Regulation FD Disclosure and Item 9.01 Financial Statements and Exhibits

Current Report on Form 8-K dated February 5, 2014, covering Item 2.02 – Results of Operations and Financial Condition and Item 9.01 – Financial Statements and Exhibits

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 6, 2014	By: /s/ Brian Baker
Brian Baker
Vice President of Finance and Principal Accounting Officer