Form 10-K
period 2014-03-31
MEDICAL ACTION INDUSTRIES INC
filed 2014-06-16
CIK 748270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2014
Or

[  ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to

Commission file number: 000-13251

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]  No [X]
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of September 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $108,834,000, based on the $6.64 closing sale price of the Common Stock on such date. Shares of Common Stock held by each officer and director of the registrant and by each person who may otherwise be deemed to be an affiliate have been excluded.
As of June 13, 2014, 16,390,628 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days following the registrant’s fiscal year ended March 31, 2014, are incorporated by reference into Part III of this Form 10-K.

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

PART I

ITEM 1. BUSINESS

Company Background

Medical Action Industries Inc. (“Medical Action,” “we,” “us” or “our”) develops, manufactures, markets and supplies a variety of disposable medical products.  Our products can be found in almost every hospital in the U.S.  We operate as one business segment, which is the manufacture and supply of disposable medical products.  Our products are marketed primarily to acute care facilities throughout the U.S and certain international markets by our direct sales personnel and an extensive network of health care distributors.  We have entered into preferred vendor agreements with national and regional distributors, as well as sole and multi-source agreements with group purchasing organizations.  We also offer original equipment manufacturer (“OEM”) products under private label programs to supply chain partners and medical suppliers.  Our manufacturing, packaging and warehousing activities are conducted at our facilities located in Arden, North Carolina and Toano, Virginia.  Our procurement of certain products and raw materials from the People’s Republic of China is administered by our office in Shanghai, China.  During fiscal 2014, we also conducted manufacturing, packaging, and warehousing activities at our Clarksburg, West Virginia and Gallaway, Tennessee facilities.  These facilities were part of the assets sold in the Patient Care business unit divestiture completed on June 2, 2014 as more fully described in “General” below.

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

`Medegen Medical Products, LLC (“Medegen”).  We completed this acquisition in October 2006 for $80,500 in cash.  Medegen manufactures and supplies a line of patient bedside utensils, operating room products, laboratory products and urology products from a 265,000 square foot facility located in Gallaway, Tennessee.  We believe that Medegen has a market leading position in each of its product line offerings.

On June 2, 2014 we completed the sale to Medira Inc., a Delaware corporation and an affiliate of Inteplast Group, Ltd., of (i) 100% of the membership units of Medegen, and (ii) certain assets of our Patient Care business unit, including the containment business assets, collectively, for approximately $78,628 in cash, subject to customary post –closing adjustments (the “Transaction”).

The products divested in the Transaction are essentially those associated with our Patient Care market.  The majority of these products are produced in our Clarksburg, West Virginia and Gallaway, Tennessee facilities.  These facilities were included in the assets sold in the Transaction.  The assets and liabilities associated with the Transaction are presented as “held for sale” on our balance sheet as of March 31, 2014.  In addition, all of the operational results related to the Transaction have been reflected within the “income from discontinued operations, net of income taxes” line on our statement of operations for the periods presented in our consolidated financial statements.  Because the Transaction was completed subsequent to March 31, 2014, references to the Patient Care market, the respective product categories included therein and certain other information has been included for historical purposes.

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

Operating Room Disposables and Sterilization Products.  These products include: (1) disposable operating room towels; (2) surgical marking pens; (3) needle counters; (4) disposable surgical light handle covers that are currently marketed under the Light Shields TM  brand; and (5) convenience kits, which are kits packaged with multiple products individualized to a hospital's requirements.  The principal competitors for these products are Cardinal Health, Inc., Covidien Industries, Inc., Medline Industries, Inc. and DeRoyal, Inc.

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

Sales and Marketing

Our products are presently marketed and sold in the U.S. through a network of direct sales personnel.  Moreover, we provide and sell products to international markets via independent in-country distribution networks, supported by our operations in the U.S., Brazil and China. As of June 13, 2014 we employed approximately 95 sales and marketing personnel throughout the U.S.  These individuals are focused on providing value added products and services to our customers and presenting a comprehensive presence in the market, which we believe will drive organic growth.

In addition to the field sales personnel focused on the acute care market, we have senior sales and marketing professionals that are focused on group purchasing organizations (“GPOs”) and IDNs, as well as government sales and national and regional distributors.  We contract with GPOs and IDNs and have promoted unit sales growth by offering volume discounts to acute care facilities within a specified group.  Generally, we are designated as a sole source or as one of several preferred purchasing sources for specified products within these buying groups, although members of GPOs and IDNs are not obligated to purchase our products.  Contracts with GPOs and IDNs typically have no minimum purchase requirements and generally have a term of one to three years with extensions as warranted and can be terminated on 90 days’ advance notice.  By contracting with a GPO or IDN, we believe that we can operate our sales force more efficiently.  As a result, our sales force continues to call on facilities associated with these buying groups in order to improve compliance with these group purchasing agreements and grow our market share.  A majority of acute care facilities in the U.S. belong to at least one GPO.  In fiscal 2014, individual acute care facility orders purchased through contractual arrangements with our three largest GPOs, Novation, Premier and MedAssets, accounted for approximately 55% of our total net sales.

We believe that we have established an efficient system for marketing our products throughout the U.S. as well as internationally, and intend to utilize these existing sales methods and channels to market new products as they are developed or acquired.  During the fiscal years ended 2014, 2013 and 2012 international sales approximated 2% of our total net sales and the net book value of our long-lived assets held outside of the United States were immaterial at March 31, 2014 and 2013.

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

Sales to Owens & Minor, Inc. and Cardinal Health Inc., diversified distribution companies (collectively, the “Distributors”), accounted for approximately 45% and 19% of total net sales, respectively, for fiscal 2014, 41% and 22% of total net sales, respectively, for fiscal 2013, 44% and 22% of total net sales, respectively, for fiscal  2012.  Although the Distributors may be deemed, in a technical sense, to be major purchasers of our products, they only serve as a distributor between the end user and our company, and do not make significant purchases for their own account.  For purposes of evaluating customer concentration, we do not include the Distributors but rather look to the purchases by our end users. No other individual customer or affiliated group of customer accounts accounted for more than 5% of our net sales in any of the past three fiscal years.

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

We believe that the variety of suppliers for raw materials and components necessary for the manufacture of our products, as well as our long term relationships with such suppliers, helps to ensure stability in our manufacturing process.  Historically, we have not been materially affected by interruptions with such suppliers.  However, if a supplier of significant raw materials, component parts, finished goods or services were to terminate its relationship with us, or otherwise cease supplying raw materials, component parts, finished goods or services consistent with past practices, our ability to meet the obligations to our customers may be disrupted.  A disruption with respect to numerous products, or with respect to a few significant products, could have a material adverse effect on our business and financial condition.  During the past few years, the cost of resin, the principal raw material in the manufacture of our plastic products, has been volatile and has significantly impacted our financial results. For additional information, see “Risks Related to Our Business” in Item 1A, “Risk Factors”.

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

Our sterilization pouches and minor procedure kits and trays are predominantly manufactured and/or assembled in our Arden, North Carolina manufacturing facility.  Our custom procedure trays are predominantly manufactured and/or assembled in our Toano, Virginia manufacturing facility.  In our Clarksburg, West Virginia facility, we manufacture our containment systems for medical waste. Our Gallaway, Tennessee facility primarily manufactures and/or distributes disposable plastic patient utensils, as well as other collection, measuring and containment products.  In addition, our Gallaway, Tennessee facility purchases contract manufactured or private labeled finished products for distribution to our customers.  These products include stainless and reusable plastic containers and utensils manufactured domestically, as well as various measuring and collection products procured from the People’s Republic of China.

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

Research and Development

We are continually conducting research and developing new products utilizing a team approach that involves our engineering, manufacturing and marketing resources.  Although we have developed a number of our own products, most of our research and development efforts have historically been directed towards product improvement and enhancements of previously developed or acquired products.  Product development expenses were approximately $1,171, $1,862, and $1,921 for fiscal 2014, 2013 and 2012, respectively.

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

Among the provisions that have had an adverse impact on our business is an excise tax that is imposed on medical device manufacturers for the sale of certain medical devices occurring after December 31, 2012.  The excise tax is an amount equal to 2.3% of the price for which we sell certain medical devices. The IRS has issued guidance on the implementation of the tax that included, among many provisions, an exemption on certain domestically produced “convenience kits,” which represents the majority of our exposure to the excise tax. The medical excise tax amounted to $383 and $109 during fiscal 2014 and 2013, respectively.

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

Employees

As of June 13, 2014, we had approximately 815 full-time employees with approximately 558 in manufacturing and distribution, approximately 95 in marketing and sales, and approximately 162 in general and manufacturing administration.  None of our employees are represented by a labor union. We believe that our employee relations are good.

Summary of New Reporting Requirements

The ITRSHRA requires a public reporting company to disclose such activities by themselves or their control affiliates (including parent companies) in their annual and quarterly SEC reports.

These new disclosures will first be required in Forms 10-K and 10-Q due after February 6, 2013 (whether or not filed on or before that date), which would cover activities during the fourth calendar quarter of 2012.  The company will need to disclose each activity in which it or any of its affiliates was knowingly engaged during the period covered by the report, if such activity is sanctioned under:

•	Sections 5(a) or (b) of the Iran Sanctions Act of 1996, which impose sanctions on investments and other transactions that directly or indirectly enhance:

o	the development of the petroleum resources of Iran;

o	the production of refined petroleum products in Iran;

o	the exportation of refined petroleum products to Iran; or

o	the ability of Iran to develop weapons of mass destruction or other military capabilities; or

•
Sections 104(c)(2) or (d)(1) or Section 105A(b)(2) of the Comprehensive Iran Sanctions, Accountability, and Divestment Act of 2010, which prohibit activities (including by financial institutions) that:

o	facilitate efforts by various parties to acquire or develop weapons of mass destruction or support terrorism;

o	facilitate the activities of certain persons subject to sanctions by the United Nations Security Council; or

o	benefit Iran’s Revolutionary Guard Corps or other persons whose assets have been blocked by the United States.

A reporting company must also disclose any transaction or dealing that it or one of its affiliates knowingly engaged in with:

•	any person whose property is blocked under Executive Order No. 13224 — persons who commit, threaten to commit or support terrorism;

•	any person whose property is blocked under Executive Order No. 13382 — proliferators of mass destruction and their supporters; or

•	the Government of Iran or any entity owned or controlled by, or acting on behalf of, the Government, without specific authorization to do so from the U.S. government.

Disclosure of any of these activities must include a detailed description of (i) the nature and extent of the activity, (ii) the gross revenues and net profits, if any, attributable to the activity, and (iii) whether the reporting company or its affiliate intends to continue the activity.

We would also need to file a separate notice with the SEC regarding the reportable activity. The SEC is required to post this notice on its website and transmit the relevant report to the President and certain Congressional committees. Upon receipt of such report, the President is required to initiate an investigation into the possible imposition of sanctions against the reporting company or its affiliate.

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

For the year ended March 31, 2014, international sales accounted for approximately 2% of our total net sales.  The majority of products sold internationally are exported from the U.S. and China.  Our international operations are subject to a number of risks inherent to any business operating in foreign countries, and especially those with emerging markets. As we continue to increase our presence in such countries, our operations will encounter the following risks, among others:  trade barriers, tariffs, exchange controls, national and regional labor strikes, social and political risks, general economic risks and required compliance with a variety of U.S. and foreign laws, including tax laws, the Foreign Corrupt Practices Act (and foreign equivalents), and export controls. In addition, although we maintain an anti-corruption compliance program throughout our company, violations of our compliance program may result in criminal or civil sanctions, including material monetary fines, penalties and other costs against us or our employees, and may have a material adverse effect on our business. Furthermore, in foreign jurisdictions where process of law may vary from country to country, we may experience difficulty in enforcing agreements. In jurisdictions where bankruptcy laws and practices may vary, we may experience difficulty collecting foreign receivables through foreign legal systems. The occurrence of these risks, among others, could disrupt our business.

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

Sales to Owens & Minor, Inc. and Cardinal Health Inc. (collectively, the “Distributors”) accounted for approximately 64%, 63%, and 66% of net sales in fiscal 2014, 2013, and 2012, respectively.  Although the Distributors may be deemed in a technical sense to be major purchasers of our products, they serve, however, as a distributor under a purchase order or supply agreement between the customer and our company, and do not make significant purchases for their own account.  In some cases, however, the Distributors compete with us on a private label basis, and if successful, sales of certain of our products could decline which may result in a material adverse effect on our business, results of operations and financial condition.

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

We principally rely on our manufacturing facilities in Arden, North Carolina and Toano, Virginia.  These facilities may be affected by natural or man-made disasters.  These facilities and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial time to repair or replace.  In the event one of our facilities was affected by a disaster, we would be forced to rely on third-party manufacturers, which may not be available or may be unable to produce our products on the schedule or to the specifications that we require.  While we maintain business recovery plans that are intended to allow us to recover from natural disasters or other events that could disrupt our business, we cannot provide assurances that our plans would fully protect us from all such disasters. In addition, our insurance may not adequately compensate us from any losses incurred as a result of natural or other disasters. Furthermore, in areas prone to frequent natural or other disasters, insurance may become increasingly expensive or not available at all.

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

We recorded $77,780 of a goodwill impairment charge during fiscal 2013, and as of March 31, 2014, had $19,144 of goodwill remaining on our balance sheet and $10,877 of goodwill classified as an asset held for sale.  The impact of changes relating to the previously mentioned estimates and assumptions could result in further goodwill impairment.

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

In March 2010, Congress passed and President Obama signed into law the Patient Protection and Affordable Care Act and related Reconciliation Bill, which includes a variety of healthcare reform provisions and requirements that will become effective at varying times through 2018.  Generally, this legislation requires most U.S. citizens and legal residents to carry health insurance, creates state-based health benefit exchanges and a tax credit system to help the uninsured purchase coverage, requires employers to either provide insurance or pay tax penalties for employees that receive tax credits, imposes new regulations on health plans, and expands Medicaid.  Many of the provisions of the law will phase in over the course of the next several years, and may have a material adverse effect on our results of operations.  Among the provisions that had an adverse impact on our business is an excise tax that is imposed on medical device manufacturers for the sale of certain medical devices occurring after December 31, 2012.  The excise tax is an amount equal to 2.3% of the price for which we sell certain medical devices. The IRS has issued guidance on the implementation of the tax that included, among many provisions, an exemption on certain domestically produced “convenience kits,” which represents the majority of our exposure to the excise tax.  The medical excise tax amounted to $383 and $109 during fiscal 2014 and 2013, respectively.

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

On May 17, 2013, we entered into a credit agreement (the “New Credit Agreement”), among us, as borrower and Wells Fargo Bank, National Association, as administrative agent and lender.  Our New Credit Agreement, as amended, contains certain restrictive covenants. These covenants may limit or prohibit our ability to incur indebtedness, grant liens, guarantee obligations, sell assets, make loans and investments, enter into merger and acquisition transactions, and declare and make dividends.

Our failure to comply with any of these covenants, or our failure to make payments of principal or interest on our debt, could result in a default under the New Credit Agreement. An event of default could result in our debt obligations becoming immediately due and payable, cause our creditors to terminate their lending commitments, or force us or one or more of our subsidiaries into bankruptcy or liquidation. Any of the foregoing occurrences could have a material adverse effect on our business, results of operations and financial condition. For more information regarding our New Credit Agreement and related debt covenants, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Footnote 8 – Long-Term Debt to our consolidated financial statements.

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants, and make payments on our indebtedness.

As of March 31, 2014, the outstanding indebtedness under our credit agreement, was approximately $40,112, which represented 35% of our total capitalization of $114,243.  On June 2, 2014, we utilized a portion of the proceeds from the Transaction to repay the outstanding indebtedness under our credit agreement in its entirety.  While we currently have no outstanding indebtedness under our credit agreement, substantial indebtedness could have important consequences. For example, it could:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own a manufacturing facility in Arden, North Carolina. We conduct our operations in Toano, Virginia under a long term lease.  The Company’s headquarters are located in Brentwood, New York. In addition, we lease general office space in Shanghai, China.  Management believes that our facilities are adequate to meet our current needs and should continue to be adequate for the foreseeable future.  On June 2, 2014, the Company completed the sale of its Patient Care business.  Included in the sale were the manufacturing facilities located in Gallaway, Tennessee and Clarksburg, West Virginia, as well as the leased warehouse in Oakland, Tennessee.  Additional information about our facilities is set forth in the following table:

Location	Primary Use	Owned/ Leased	Lease Termination Date	Size in Square Feet
Arden, North Carolina	Manufacturing/Warehouse/ Distribution	Owned	N/A	205,000	(a)
Brentwood, New York	Executive Offices	Owned	N/A	28,200	(b)
Shanghai, China	General Office	Leased	January 2016	2,600	(c)
Fletcher, North Carolina	Warehouse/Distribution	Leased	Month to Month	41,484	(d)
Toano, Virginia	Manufacturing/Warehouse	Leased	March 2029	185,000	(e)

(a)      The Arden, North Carolina manufacturing, distribution and warehouse facility is located on 32 acres.  An Industrial Revenue Bond was used to acquire and renovate the facility and acquire certain manufacturing equipment.

(b)      We relocated to the Brentwood, New York corporate headquarters from our prior Hauppauge, New York corporate office in March 2009.

(c)      The office in Shanghai, China is leased at an annual rental of $108.

(d)      The warehouse facility in Fletcher, North Carolina is leased at an annual rental of $100.

(e)      The Toano, Virginia facility located on 12 acres is subject to a capital lease that was assumed as part of our acquisition of AVID in August 2010 and requires monthly payments of $129 with increases of 2% per annum.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price for the Common Stock

Our Common Stock trades on the NASDAQ Global Select Stock Market under the symbol “MDCI.”  As of June 13, 2014, there were approximately 142 stockholders of record, which does not include approximately 5,149 beneficial owners of shares held in the names of brokers or other nominees.  The following table sets forth, for the periods indicated, the high and low intra-day prices per share of our Common Stock as reported by the NASDAQ Global Select Stock Market.

	High	Low
Fiscal 2014
First Quarter	$8.30	$6.76
Second Quarter	8.97	5.84
Third Quarter	9.90	5.11
Fourth Quarter	8.83	5.37

Fiscal 2013
First Quarter	$5.74	$3.04
Second Quarter	3.90	3.34
Third Quarter	3.63	2.25
Fourth Quarter	6.00	2.95

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Performance Graph

The graph above shows the cumulative total return on our Common Stock against the cumulative total return of the Standard & Poor 500 Stock Index and the Standard & Poor Healthcare (Medical Products and Supplies) Industry for the period of five years commencing March 31, 2009 and ending March 31, 2014.  The comparison assumes $100 was invested on March 31, 2009 in our Common Stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph above represents historical stock performance and is not necessarily indicative of future stock price performance.

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

The consolidated financial data includes the impact of the AVID acquisition as of August 27, 2010.  This data also includes the impact of the divestiture of our Patient Care business unit, which took place on June 2, 2014.  The historical results are not necessarily indicative of the results to be expected in any future period.

	Fiscal Year Ended March 31,
	2014	2013	2012	2011	2010
Earnings Data
Net sales	$287,849	$284,763	$272,734	$207,616	$124,861
Income (loss) from continuing operations before income taxes	$2,269	$(79,805)	$(1,462)	$177	$4,472
Income from discontinued operations, net of income taxes	$3,085	$3,198	$1,643	$4,177	$12,369
Net income (loss)	$4,192	$(54,856)	$181	$4,354	$16,841
Basic earnings (loss) per share:
Continuing operations	$0.07	$(3.54)	$(0.09)	$0.01	$0.28
Discontinued operations	$0.19	$0.19	$0.10	$0.26	$0.76
Total	$0.26	$(3.35)	$0.01	$0.27	$1.04
Diluted earnings (loss) per share:
Continuing operations	$0.07	$(3.54)	$(0.09)	$0.01	$0.27
Discontinued operations	$0.18	$0.19	$0.10	$0.26	$0.76
Total	$0.25	$(3.35)	$0.01	$0.27	$1.03

Balance Sheet Data
Total assets	$203,944	$206,899	$297,144	$303,542	$200,796
Working capital	$49,072	$52,163	$60,621	$41,017	$24,040
Long-term debt including capital leases (less current portion)	$13,245	$64,805	$81,325	$72,566	$2,734
Stockholders' equity	$100,287	$94,909	$148,807	$148,227	$142,722

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

On March 12, 2014, the Company entered into a purchase agreement with an affiliate of Inteplast Group, Ltd. for the sale of the Company’s wholly owned subsidiary, Medegen Medical Products, LLC, and certain other assets which comprised the Company’s Patient Care business unit.  The Company retained the cash, accounts receivable and all liabilities associated with the business unit except for an environmental liability.  On June 2, 2014, the Company completed the sale of its Patient Care business unit for gross proceeds of $78,628, subject to customary post-closing adjustments (see Footnote 15 – Subsequent Events).

As of March 31, 2014, the Company has classified the assets and liabilities subject to the purchase agreement as held for sale and presented the results of operations of the Patient Care business unit for fiscal years 2014, 2013 and 2012 as discontinued operations in the accompanying consolidated statements of operations.

Our growth strategy has included both acquisitions and expansion of existing product lines. In August 2010, we acquired AVID which markets and assembles custom procedure trays.  While we had previously made both custom and standard minor procedure kits and trays, the acquisition of AVID significantly expanded our product line offerings within the Clinical Care market, increased our sales team and provided opportunities to cross sell our existing product lines. We have supply agreements with substantially every major GPO and IDN in the country including Novation, Premier and MedAssets.  A majority of the acute care facilities that we sell to belong to at least one GPO.  The supply agreements awarded to us through these GPOs designate us as a sole-source or multi-source provider for substantially all of our product offerings. The supply agreements with GPOs and IDNs typically have no minimum purchase requirements and terms of one to three years that can be terminated on 90 days’ advance notice.  While the acute care facilities associated with the GPOs and IDNs are not obligated to purchase our product offerings, many of these supply agreements have resulted in unit sales growth.  Acute care facility orders purchased through our supply agreements with the three largest GPOs in the healthcare industry, Novation, Premier and MedAssets, accounted for $157,416 or 55% of our total net sales for the fiscal year ended March 31, 2014.

Although over time we have increased revenues both organically and via acquisition, at this time we are focusing our resources on increasing sales within existing product lines and continuing synergy initiatives associated with the AVID acquisition to drive organic sales growth.

We source our products from our four production facilities in the U.S. and from foreign suppliers, principally based in China. The principal raw material used in the production of our product lines is cotton. Cotton is purchased by our foreign suppliers and converted into finished products, principally operating room towels and laparotomy sponges. We purchase finished goods that contain approximately 11 million pounds of cotton per year.

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

During fiscal 2014, 2013, and 2012 we reported net sales of $287,849, $284,763, and $272,734, respectively. Our net income (loss) and earnings (loss) per diluted share during fiscal 2014, 2013, and 2012 were $4,192 and $0.25 per share, ($54,856) and ($3.35) per share, $181 and $0.01 per share, respectively. Our profitability during fiscal 2013 was adversely affected by a $77,780 goodwill impairment charge and certain expenses associated with the renegotiation of our Second Amended and Restated Credit Agreement (the “Prior Credit Agreement”).

The following table sets forth certain operational data (in dollars and as a percentage of net sales) for fiscal years 2014, 2013 and 2012:

	Fiscal 2014	Percent of Net Sales	Fiscal 2013	Percent of Net Sales	Fiscal 2012	Percent of Net Sales
Net sales	$287,849	100.0%	$284,763	100.0%	$272,734	100.0%
Cost of sales	232,833	80.9%	233,866	82.1%	228,609	83.8%
Gross profit	55,016	19.1%	50,897	17.9%	44,125	16.2%
Goodwill impairment charge	-	0.0%	77,780	27.3%	-	0.0%
Selling, general and administrative expenses	48,744	16.9%	48,155	16.9%	41,188	15.1%
Operating income (loss)	6,272	2.2%	(75,038)	-26.4%	2,937	1.1%
Interest expense, net	4,003	1.4%	4,767	1.7%	4,571	1.7%
Income (loss) from continuing operations before income taxes and extraordinary gain	2,269	0.8%	(79,805)	-28.0%	(1,634)	-0.6%
Income tax expense (benefit)	1,162	0.4%	(21,751)	-7.6%	283	0.1%
Income (loss) from continuing operations before extraordinary gain	1,107	0.4%	(58,054)	-20.4%	(1,917)	-0.7%
Income from discontinued operations, net of income taxes	3,085	1.1%	3,198	1.1%	1,643	0.6%
Extraordinary gain, net of income taxes	-	0.0%	-	0.0%	455	0.2%
Net income (loss)	$4,192	1.5%	$(54,856)	-19.3%	$181	0.1%

FISCAL 2014 COMPARED TO FISCAL 2013

Net sales during fiscal 2014 and fiscal 2013 amounted to $287,849 and $284,763, respectively, representing an increase of $3,086 or 1%.  The increase is primarily attributable to greater domestic market share associated with our minor procedure kits and trays category and an increase in the average selling price of products sold within our custom procedure trays product category.  These increases were partially offset by lower domestic market share associated with our operating room products category.

Gross profit was $55,016 during fiscal 2014 and $50,897 during fiscal 2013, representing an increase of $4,119 or 8%.  Gross profit as a percentage of net sales was 19.1% during fiscal 2014 and 17.9% during fiscal 2013. The increase in gross profit compared to the prior fiscal year was due to; (i) a decrease in the cost of products sourced from China, (ii) an increase in average selling prices and the mix of products sold and (iii) an increase in overall sales volume.

During fiscal 2014, we imported approximately $50,092 of finished goods and certain raw materials from overseas vendors, principally China. Our main imports are operating room products, which include operating room towels and laparotomy sponges, minor procedure kits and trays and surgical instruments used in our minor procedure kits and trays that we do not produce domestically. The products we procure from China-based vendors include cotton as a raw material.

The costs within the global market for cotton, while still volatile, have declined from their peak in March 2011. We do not directly purchase unfinished cotton and convert the material into finished goods; however, cotton is the primary raw material utilized by our vendors in the production of our operating room towels and laparotomy sponges.   The volume of cotton included in our products is estimated to be approximately 11 million pounds per annum. Our gross profit during fiscal 2014 increased by $2,530 due to lower costs of products sourced from overseas vendors.

Selling, general and administrative expenses amounted to $48,744 and $48,155 in fiscal 2014 and 2013, respectively.  The increase was primarily due to higher compensation-related expenses.  The increase was partially offset by declines of $2,077 in consulting services associated with our Prior Credit Agreement.

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

Interest expense amounted to $4,003 and $4,767 in fiscal 2014 and 2013, respectively.  The decrease in interest expense was attributable to a decrease in average principal loan balances and a decline in interest rates.

Income tax expense (benefit) amounted to $1,162 and ($21,751) for fiscal 2014 and 2013, respectively. Income tax expense (benefit) as a percentage of income before income taxes was 51.2% and (27.3%) for fiscal 2014 and 2013, respectively. The tax expense for fiscal 2014 was greater than the federal statutory rate of 35.0% primarily due to incremental state and local tax expense.  The tax benefit for fiscal 2013 was less than the federal statutory rate of 35.0% primarily due to a portion of the goodwill impairment that was not tax deductible for income tax purposes.

Income from discontinued operations, net of taxes during fiscal 2014 and 2013 amounted to $3,085 and $3,198, respectively.  The decline is primarily attributable to increases of $2,785 in resin cost, which is the primary raw material utilized in the manufacture of the products associated with the Patient Care business unit.  The increase in resin costs were partially offset by an increase in average selling prices and a decline in selling, general and administrative expenses.  Fiscal 2013 was also negatively impacted by a write-down of $829 relating to an overstatement of inventories at the West Virginia facility.

FISCAL 2013 COMPARED TO FISCAL 2012

Net sales were $284,763 during fiscal 2013 and $272,734 during fiscal 2012, representing an increase of $12,029 or 4%. The increase is primarily attributable to greater domestic market share associated with our minor procedure kits and trays category and our custom procedure trays category and an increase in the average selling price of products sold within our custom procedure trays product category.  These increases were partially offset by lower domestic market share associated with our operating room products category and a decline in the average selling price of products sold within our minor procedure kits and trays product category.

Gross profit was $50,897 during fiscal 2013 and $44,125 during fiscal 2012, representing an increase of $6,772 or 15%. Gross profit as a percentage of net sales was 17.9% during fiscal 2013 and 16.2% during fiscal 2012. The increase in gross profit compared to the prior fiscal year was due to; (i) an increase in overall sales volume, (ii) an increase in the average selling prices and the mix of products sold and (iii) a decrease in the cost of products sourced from China.

During fiscal 2013, we imported approximately $64,689 of finished goods and certain raw materials from overseas vendors, principally China. Our main imports are operating room products, which include operating room towels and laparotomy sponges, minor procedure kits and trays and surgical instruments used in our minor procedure kits and trays that we do not produce domestically. The products we procure from China-based vendors include cotton as raw material.

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

Selling, general and administrative expenses amounted to $48,155 and $41,188 in fiscal 2013 and 2012, respectively.  The increase is primarily attributable to higher compensation-related expenses, consulting services associated with our Prior Credit Agreement and higher GPO administration fees resulting from a change in the mix of sales and a new GPO agreement.

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

Income tax expense (benefit) amounted to ($21,751) and $528 (inclusive of the applicable taxes resulting from the extraordinary gain) for fiscal 2013 and 2012, respectively.  Income tax expense (benefit) as a percentage of income before income taxes was (27.3%) and 56.5% for fiscal 2013 and 2012, respectively. The tax benefit for fiscal 2013 was less than the federal statutory rate of 35.0% primarily due to a portion of the goodwill impairment that was not deductible for income tax purposes.  The tax expense for fiscal 2012 was greater than the federal statutory rate of 35.0% primarily due to the recording of a valuation allowance against certain state net operating loss carryforwards.

Income from discontinued operations, net of taxes during fiscal 2013 and 2012 amount to $3,198 and $1,643, respectively.  The increase is primarily attributable to decreases of $2,999 in resin costs, which is the primary raw material utilized in the manufacture of the products associated with the Patient Care business unit.  The increase was partially offset by lower domestic market share in the protective apparel with containment systems for medical waste product categories. Fiscal 2013 was also negatively impacted by a write-down of $829 relating to an overstatement of inventories at the West Virginia facility.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents changed as follows for the fiscal years ended March 31:

	2014	2013	2012
Cash provided by operating activities	$16,681	$19,748	$4,013
Cash used in investing activities	$(3,237)	$(1,468)	$(779)
Cash provided by (used in) financing activities	$(13,905)	$(23,106)	$459
Increase (decrease) in cash and cash equivalents	$(461)	$(4,826)	$3,693

Historically, our primary sources of liquidity and capital resources have included cash provided by operations and the use of available borrowing under our credit facilities while the primary uses of liquidity and capital resources have included acquisitions, capital expenditures and payments on debt.

Cash provided by operating activities during fiscal 2014 was primarily comprised of net income from operations of $4,192, depreciation of $4,729, amortization of $4,160, an increase in accounts payable of $2,933, a decrease in other assets of $3,871 and a decrease in inventories of $1,927.  This was partially offset by a decrease in accrued expenses and other of $6,843.

Cash used in investing activities during fiscal 2014 consisted primarily of $3,405 in capital expenditures. The majority of the capital expenditures related to machinery and equipment for our former injection molding facility located in Gallaway, Tennessee.  During fiscal 2014, 2013, and 2012, we spent $3,405, $1,472, and $907, respectively, on capital expenditures.

On an annual basis, management expects to make capital expenditures on machinery and equipment to improve efficiencies at our manufacturing facilities.

Cash used in financing activities during fiscal 2014 consisted primarily of $12,588 in net payments under our New Credit Agreement.  During the fiscal year ended March 31, 2014, our borrowings under our term loan decreased $1,370 while borrowings under our revolving credit facility decreased $11,218.

Financial Position

The following table sets forth certain liquidity and capital resources data for the periods indicated:

	March 31, 2014	March 31, 2013
Cash and Cash Equivalents	$97	$558
Accounts Receivables, net	$32,890	$32,615
Days Sales Outstanding	28.1	26.9
Inventories, net	$32,718	$53,014
Inventory Turnover	6.1	6.4
Current Assets	$131,990	$92,338
Goodwill	$19,144	$30,021
Working Capital	$49,072	$52,163
Current Ratio	1.6	2.3
Total Borrowings	$53,583	$66,351
Stockholders' Equity	$100,287	$94,909
Debt to Equity Ratio	0.53	0.70

Total borrowings outstanding were $53,583 with a debt to equity ratio of 0.53 to 1.0 at March 31, 2014 as compared to $66,351 with a debt to equity ratio of 0.70 to 1.0 at March 31, 2013.  Cash and cash equivalents at March 31, 2014 were $97 and we had $21,874 available for borrowing under our credit agreement.  In addition, as of March 31, 2014, we were in compliance with all covenants and financial ratios under the New Credit Agreement.  Working capital at March 31, 2014 was $49,072 compared to $52,163 at March 31, 2013 and the current ratio at March 31, 2014 was 1.6 to 1.0 compared to 2.3 to 1.0 at March 31, 2013.  The decrease in working capital was primarily due to our repayment in full of the outstanding balance owed on our New Credit Agreement. This repayment took place on June 2, 2014 commensurate with the completion of the divesture of the Patient Care business unit.  Consequently, the entire outstanding balance has been classified as current on our balance sheet as of March 31, 2014.

On May 17, 2013, we entered into our New Credit Agreement.  A portion of the proceeds of our New Credit Agreement was used to repay all amounts due under the Prior Credit Agreement.  Upon such repayment, the Prior Credit Agreement was terminated.  The New Credit Agreement provides for a maximum borrowing capacity of $65,000, consisting of the following loans; (1) a $11,505 secured term loan fully drawn by us on May 17, 2013, (2) $5,000 in unsecured delayed draw term loans and (3) up to $53,495 in secured revolving loans, which may be reduced by the amount of any outstanding delayed draw term loans drawn by us.  The revolving loans are used to finance the working capital needs and general corporate purposes of our Company and our subsidiaries and for permitted acquisitions.  If our Excess Availability (as defined in the New Credit Agreement) falls below a specified amount, we will be required to comply with specified financial covenants relating to a minimum fixed charge coverage ratio of 1.00 to 1.00, measured on a month-end basis.  If we draw a delayed draw term loan, we will be required to comply with a maximum leverage ratio covenant ranging from 3:00 to 1.00 to 3.25 to 1.00, measured on a month-end basis.  In addition, we had committed to certain post-closing conditions, including providing monthly financial statements, annual updates of financial projections and the filing of a mortgage on our Brentwood, New York corporate headquarters.  As of March 31, 2014, we were in compliance with all applicable covenants and financial ratios under the New Credit Agreement.

Borrowings under our credit agreement are collateralized by substantially all of our assets and are fully guaranteed by us and our subsidiaries.  The credit agreement contains certain restrictive covenants, including, among others, covenants limiting our ability to incur indebtedness, grant liens, guarantee obligations, sell assets, make loans and investments, enter into merger and acquisition transactions and declare or make dividends.  Please see Footnote 8 – Long-Term Debt to our consolidated financial statements for additional information regarding the New Credit Agreement.

We are committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital and generating cash flows necessary to meet operating requirements.  We believe that anticipated future cash flow from operations, coupled with our cash on hand and available funds under our credit agreement will be sufficient to meet working capital requirements for the next twelve months.  Although we have borrowing capacity under our credit agreement, have cash on hand and anticipate future cash flow from operations, we may be limited in our ability to allocate funds for purposes such as potential acquisitions, capital expenditures, marketing, development and other general corporate purposes.  In addition, we may be limited in our flexibility in planning for or responding to changing conditions in our business and our industry, making us more vulnerable to general economic downturns and adverse developments in our business.

CONTRACTUAL OBLIGATIONS

The following table represents our future material, long-term contractual obligations as of March 31, 2014:

Contractual Obligations	Total	Less than 1 year	1- 3 years	3-5 years	After 5 years
Principal payment of long-term debt	$40,112	$40,112	$-	$-	$-
Capital lease obligation	26,781	1,549	3,191	3,319	18,722
Purchase obligations	6,070	6,070	-	-	-
Operating leases	1,989	1,030	866	93	-
Defined benefit pension payments	876	60	138	151	527
Total Contractual Obligations	$75,828	$48,821	$4,195	$3,563	$19,249

There are approximately $1,012 of estimated liabilities related to unrecognized tax benefits that have been excluded from the contractual obligations table because we could not make a reasonable estimate of when those amounts would become payable.

RELATED PARTY TRANSACTIONS

As part of the assets and liabilities acquired from the AVID acquisition, we assumed a capital lease obligation for the AVID facility located in Toano, Virginia.  The facility, which includes a 185,000 square foot manufacturing and warehouse building and approximately 12 acres of land, is owned by Micpar Realty, LLC (“Micpar”).  AVID’s founder and former CEO, is a part owner of Micpar and subsequent to the acquisition of AVID, he was elected to our board of directors.  As of August 2012, he no longer serves on our board of directors.  As of March 31, 2014, the capital lease requires monthly payments of $129 with increases of 2% per annum.  The lease contains provisions for an option to buy in January of 2016 and expires in March 2029.  The effective rate on the capital lease obligation is 9.9%. Total lease payments required under the capital lease for the five-year period ending March 31, 2019 is $8,059.  During the twelve months ended March 31, 2014, we recorded interest expense of $1,338 under the lease agreement.

The gross amount and net book value of the assets under the capital lease are as follows:

	March 31,
	2014	2013
Capital lease, gross	$11,409	$11,409
Less: Accumulated amortization	(2,200)	(1,586)
Capital lease, net	$9,209	$9,823

A current member of our board of directors is currently a minority shareholder of Custom Healthcare Systems (“CHS”), an assembler and packager of Class 1 medical products. CHS is a supplier to our AVID facility located in Toano, Virginia for small kits and trays. They also purchase sterile instruments from our facility located in Arden, North Carolina.

During the twelve months ended March 31, 2014 and 2013, the amounts sold to and purchased from CHS are as follows:

	March 31,
	2014	2013

Sold to CHS	$1,074	$964
Purchased from CHS	1,729	1,861

The following table represents the amounts due from and due to CHS:

	March 31,
	2014	2013

Due from CHS	$330	$265
Due to CHS	14	45

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

The accounting policies identified as critical are as follows:

Revenue Recognition - Revenue from the sale of products is recognized when we meet all of the criteria specified in Accounting Standards Codification (“ASC”) 605,  Revenue Recognition. These criteria include:

●	Persuasive evidence of an arrangement exists,
●	Delivery has occurred or services have been rendered,
●	The seller’s price to the buyer is fixed or determinable and
●	Collection of the resulting receivable is reasonably assured.

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

Goodwill and Other Intangibles – Acquisition accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the assets and liabilities purchased, with the excess value, if any, being classified as goodwill.  As a result of our acquisitions, values were assigned to intangible assets principally for trademarks, trade names and customer relationships.  Finite useful lives were assigned to these intangibles, if appropriate, and they will be amortized over their remaining life.  As with any intangible asset, future write-downs may be required if the value of these assets becomes impaired.

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

Allowance for Doubtful Accounts – We perform ongoing credit evaluations on our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information.  We continuously monitor collections and payments from customers and a provision for estimated credit losses is maintained based upon our historical experience and on specific customer collection issues that have been identified.  While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that the same credit loss rates will be experienced in the future.  Concentration risk exists relative to our accounts receivable, as 60% of our total accounts receivable balance as of March 31, 2014 is concentrated in two distributors.  While the accounts receivable related to these distributors may be significant, we do not believe the credit loss risk to be significant given the consistent payment history of these distributors.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Please see Footnote 1 – Organization and Summary of Significant Accounting Policies to our consolidated financial statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, such as changes in foreign exchange rates, interest rates and commodity pricing risks. The following quantitative and qualitative information is provided about market risks to which we were exposed at March 31, 2014, and from which we may incur future gains or losses. We have not entered, nor do we intend to enter, into derivative financial instruments for speculative purposes.

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

Interest Rate Risk

As of March 31, 2014, there was approximately $40,112 in aggregate outstanding borrowings under our New Credit Agreement.   Term loans outstanding under the New Credit Agreement bear interest at a rate per annum equal to, at our election, (1) LIBOR Rate (as defined in the New Credit Agreement) plus a margin ranging from 2.50% to 3.00%, depending on the Average Excess Availability (as defined in the New Credit Agreement) at the time of calculation, or (2) Base Rate (as defined in the New Credit Agreement) plus a margin ranging from 1.50% to 2.00%, depending on the Average Excess Availability at the time of calculation.  Revolving loans outstanding under the New Credit Agreement bear interest at a rate per annum equal to, at our election, (1) LIBOR Rate plus a margin ranging from 2.00% to 2.50%, depending on the Average Excess Availability at the time calculation, or (2) Base Rate plus a margin ranging from 1.00% to 1.50%, depending on the Average Excess Availability at the time of calculation.  If drawn, Delayed Draw Term Loans outstanding under the New Credit Agreement will bear interest at a rate per annum equal to, at our election, (1) LIBOR Rate plus a margin ranging from 4.25% to 4.75%, depending on the Average Excess Availability at the time of calculation, or (2) Base Rate plus a margin ranging from 3.25% to 3.75%, depending on the Average Excess Availability at the time of calculation.  Assuming the outstanding balance remained unchanged, a 1% change in the LIBOR Rate as of March 31, 2014 would result in an increase in annual interest expense of approximately $401 and a 1% change in the Base Rate as of March 31, 2014 would result in an increase in annual interest of approximately $401.

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

We have audited the accompanying consolidated balance sheets of Medical Action Industries Inc. and subsidiaries as of March 31, 2014 and 2013, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of Medical Action Industries Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.  The accompanying consolidated financial statements of Medical Action Industries Inc. and subsidiaries for the year ended March 31, 2012, were audited by other auditors whose report thereon dated June 16, 2014 expressed an unqualified opinion on those statements, before the effects of the adjustments that were applied to the consolidated financial statements for the year ended March 31, 2012 to present Medical Action Industries Inc.’s Patient Care business unit as discontinued operations as described in note 3 to the consolidated financial statements.

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

In our opinion, the 2014 and 2013 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Action Industries Inc. and subsidiaries as of March 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited the adjustments described in note 3 that were applied to the consolidated financial statements for the year ended March 31, 2012 to present Medical Action Industries Inc.’s Patient Care business unit as discontinued operations.  In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the consolidated financial statements of Medical Action Industries Inc. and subsidiaries for the year end March 31, 2012 other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the consolidated financial statements for the year ended March 31, 2012 taken as a whole.

We also have audited, in accordance with the standards of Public Company Accounting Oversight Board (United States), Medical Action Industries Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 16, 2014 expressed an unqualified opinion on the effectiveness of Medical Action Industries Inc. and subsidiaries’ internal control over financial reporting.

/s/ KPMG LLP

Melville, New York
June 16, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Medical Action Industries Inc.

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 3, the accompanying consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows of Medical Action Industries Inc. (a Delaware corporation) and subsidiaries (the “Company”) for the year ended March 31, 2012 (the 2012 consolidated financial statements before the effects of the adjustments discussed in Note 3 are not presented herein).  Our audit of the consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2) for the year ended March 31, 2012. These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above , which are before the effects of the adjustments to retrospectively apply the change in accounting described in Note 3, of Medical Action Industries Inc. and subsidiaries present fairly, in all material respects, the results of their operations and their cash flows for the year ended March 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule for the year ended March 31, 2012, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting described in Note 3, and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

/s/ Grant Thornton LLP

New York, New York
June 16, 2012

Medical Action Industries Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	March 31,
	2014	2013
Current Assets
Cash and cash equivalents	$97	$558
Accounts receivable, less allowance for doubtful accounts of $501 at March 31, 2014 and $793 at March 31, 2013	32,890	32,615
Inventories, net	32,718	53,014
Prepaid expenses	913	1,424
Deferred income taxes	1,201	1,410
Prepaid income taxes	409	1,022
Other current assets	2,649	2,295
Assets held for sale, current	61,113	-

Total Current Assets	$131,990	$92,338

Property, plant and equipment, net	26,161	44,960
Goodwill	19,144	30,021
Other intangible assets, net	23,737	36,586
Other assets, net	2,912	2,994

Total Assets	$203,944	$206,899

Current Liabilities
Accounts payable	$16,456	$13,523
Accrued expenses	21,924	25,106
Current portion of capital lease obligations	226	176
Current portion of long-term debt	40,112	1,370
Liabilities held for sale, current	4,200	-

Total Current Liabilities	$82,918	$40,175

Other long-term liabilities	1,012	595
Deferred income taxes	6,482	6,415
Capital lease obligations, less current portion	13,245	13,475
Long-term debt, less current portion	-	51,330

Total Liabilities	$103,657	$111,990

Stockholders’ Equity

Common stock 40,000 shares authorized, $.001 par value; issued and outstanding 16,391 shares at March 31, 2014 and March 31, 2013	16	16
Additional paid-in capital, net	36,556	35,492
Accumulated other comprehensive loss	(651)	(773)
Retained earnings	64,366	60,174

Total Stockholders’ Equity	$100,287	$94,909

Total Liabilities and Stockholders’ Equity	$203,944	$206,899

See accompanying notes to the consolidated financial statements.

Medical Action Industries Inc.
Consolidated Statement of Operations
(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2014	2013	2012
Net sales	$287,849	$284,763	$272,734
Cost of sales	232,833	233,866	228,609
Gross profit	$55,016	$50,897	$44,125
Goodwill impairment charge	-	77,780	-
Selling, general and administrative expenses	48,744	48,155	41,188
Operating income (loss)	$6,272	$(75,038)	$2,937
Interest expense, net	4,003	4,767	4,571
Income (loss) from continuing operations before income taxes and extraordinary gain	$2,269	$(79,805)	$(1,634)

Income tax expense (benefit)	1,162	(21,751)	283
Income (loss) from continuing operations before extraordinary gain	$1,107	$(58,054)	$(1,917)
Income from discontinued operations, net of income taxes	3,085	3,198	1,643
Extraordinary gain, net of income taxes	-	-	455

Net income (loss)	$4,192	$(54,856)	$181

Basic earnings (loss) per share :
Net income (loss) from continuing operations, before extraordinary gain	$0.07	$(3.54)	$(0.12)
Net income from discontinued operations	$0.19	$0.19	$0.10
Extraordinary gain, net of income taxes	$-	$-	$0.03
Net income (loss)	$0.26	$(3.35)	$0.01

Weighted-average common shares outstanding (basic)	16,391	16,391	16,391

Diluted earnings (loss) per share :
Net income (loss) from continuing operations, before extraordinary gain	$0.07	$(3.54)	$(0.12)
Net income from discontinued operations	$0.18	$0.19	0.10
Extraordinary gain, net of income taxes	$-	$-	$0.03
Net income (loss)	$0.25	$(3.35)	$0.01

Weighted-average common shares outstanding (diluted)	16,466	16,391	16,391

See accompanying notes to the consolidated financial statements.

Medical Action Industries Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Fiscal Year Ended March 31,
	2014	2013	2012

Net income (loss)	$4,192	$(54,856)	$181
Other comprehensive income (loss), net of tax:
Pension and postretirement plans, unrecognized gain (loss)	122	(56)	(280)
Total other comprehensive income (loss), net of tax	122	(56)	(280)
Comprehensive income (loss)	$4,314	$(54,912)	$(99)

See accompanying notes to the consolidated financial statements.

Medical Action Industries Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
Balance at March 31, 2011	16,383	$16	$33,799	$(437)	$114,849	$148,227

Net income		-	-	-	181	181
Pension liability adjustment, net of income tax of ($125)		-	-	(280)	-	(280)
Exercise of stock options, net	8	-	20	-	-	20
Amortization of deferred compensation		-	20	-	-	20
Tax effect from vesting/cancellation of stock under restricted management stock bonus plan and the exercise of options		-	51	-	-	51
Stock-based compensation		-	588	-	-	588
Balance at March 31, 2012	16,391	$16	$34,478	$(717)	$115,030	$148,807

Net loss		-	-	-	(54,856)	(54,856)
Pension liability adjustment, net of income tax of ($20)		-	-	(56)	-	(56)
Amortization of deferred compensation		-	9	-	-	9
Stock-based compensation		-	1,005	-	-	1,005
Balance at March 31, 2013	16,391	$16	$35,492	$(773)	$60,174	$94,909

Net income		-	-	-	4,192	4,192
Pension liability adjustment, net of income tax of ($35)		-	-	122	-	122
Amortization of deferred compensation		-	20	-	-	20
Stock-based compensation		-	1,044	-	-	1,044
Balance at March 31, 2014	16,391	$16	$36,556	$(651)	$64,366	$100,287

See accompanying notes to the consolidated financial statements.

Medical Action Industries Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended March 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$4,192	$(54,856)	$181
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Extraordinary gain	-	-	(700)
Depreciation	4,729	5,048	5,720
Amortization	4,160	3,942	4,289
Goodwill impairment charge	-	77,780	-
Provision for allowance for doubtful accounts	(292)	15	72
Deferred income taxes	276	(21,306)	2,419
Stock-based compensation	1,064	1,014	608
Excess tax benefit from stock-based compensation	-	-	(300)
Gain on sale of property and equipment	(124)	-	-
Tax benefit from vesting of stock under restricted management stock bonus plan and exercise of stock options	-	-	51
Changes in operating assets and liabilities:
Accounts receivable	16	(1,785)	1,198
Inventories	1,927	811	827
Prepaid expenses and other current assets	159	(8)	328
Prepaid income taxes	613	257	659
Other assets	3,871	(902)	(1,185)
Accounts payable	2,933	2,228	(5,774)
Accrued expenses and other	(6,843)	7,510	(4,380)
Net cash provided by operating activities	16,681	19,748	4,013

Cash flows from investing activities:
Purchase price and related acquisition costs	-	-	125
Purchases of property, plant and equipment	(3,405)	(1,472)	(907)
Proceeds from sale of property and equipment	168	4	3
Net cash used in investing activities	(3,237)	(1,468)	(779)

Cash flows from financing activities:
Proceeds from revolving line of credit and long-term borrowings	232,328	90,150	105,867
Principal payments on revolving line of credit and long-term borrowings	(244,916)	(113,120)	(105,333)
Principal payments on capital lease obligations	(180)	(136)	(95)
Proceeds from exercise of employee stock options	-	-	20
Deferred financing costs	(1,137)	-	-
Net cash provided by (used in) financing activities	(13,905)	(23,106)	459

Net increase (decrease) in cash and cash equivalents	$(461)	$(4,826)	$3,693
Cash and cash equivalents at beginning of year	558	5,384	1,691
Cash and cash equivalents at end of year	$97	$558	$5,384

Supplemental disclosures:
Interest paid	2,951	4,314	4,505
Income taxes paid (refunded)	1,559	855	(1,304)

See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements
Medical Action Industries Inc. • March 31, 2014

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMPANY BACKGROUND AND DESCRIPTION OF BUSINESS
Medical Action Industries Inc. (“Medical Action” or the “Company”) was incorporated under the laws of the State of New York on April 1, 1977, and re-incorporated under the laws of the State of Delaware on November 5, 1987.  Headquartered in Brentwood, New York, Medical Action develops, manufactures, markets and supplies a variety of disposable medical products.  The Company’s products are marketed primarily to acute care facilities throughout the United States and certain international markets, and in recent years the Company has expanded its end-user markets to include physician, dental and veterinary offices, outpatient surgery centers and long-term care facilities.  Medical Action is a leading manufacturer and supplier of custom procedure trays, collection systems for the containment of medical waste, minor procedure kits and trays, disposable patient utensils, sterile operating room towels and sterile laparotomy sponges.  The Company’s products are marketed by its direct sales personnel and an extensive network of health care distributors.  Medical Action has entered into preferred vendor agreements with national and regional distributors, as well as sole and multi-source agreements with group purchasing organizations.  The Company also offers original equipment manufacturer products under private label programs to supply chain partners and medical suppliers.  Medical Action’s manufacturing, packaging and warehousing activities are conducted in its Arden, North Carolina and Toano, Virginia facilities.  The Company’s procurement of certain products and raw materials from the People’s Republic of China is administered by its office in Shanghai, China.  During fiscal 2014, we also conducted manufacturing, packaging and warehousing activities at our Clarksburg, West Virginia and Gallaway, Tennessee facilities.  These facilities were part of the assets sold in the Patient Care business unit divestiture completed on June 2, 2014 (the "Transaction"), as disclosed in Footnote 3 – Discontinued Operations.

All dollar amounts presented in the notes to consolidated financial statements are presented in thousands, except share and per share data.

BUSINESS SEGMENTS AND OTHER FINANCIAL INFORMATION
We operate as one reportable segment which is the manufacture and supply of disposable medical products. During the fiscal years ended 2014, 2013 and 2012 international sales approximated 2% of our total net sales and the net book value of our long-lived assets held outside of the United States were immaterial at March 31, 2014 and 2013.

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

ACCOUNTS RECEIVABLE, ALLOWANCE FOR DOUBTFUL ACCOUNTS AND CONCENTRATION OF CREDIT RISK
Accounts receivable are comprised principally of trade accounts receivable that arise primarily from the sale of goods on account and are stated at historical cost. The Company performs ongoing credit evaluations on its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information.  The Company continuously monitors collections and payments from customers and a provision for estimated credit losses is maintained based upon its historical experience and on specific customer collection issues that have been identified.  While such credit losses have historically been within the Company’s expectations and the provisions established, the Company cannot guarantee that the same credit loss rates will be experienced in the future.  Concentration risk exists relative to the Company’s accounts receivable, net, as Owens & Minor, Inc. and Cardinal Health Inc., (the “Distributors”) accounted for approximately 60% and 64% of accounts receivable, respectively as of March 31, 2014 and 2013.  While the accounts receivable related to these Distributors may be significant, the Company does not believe the credit risk to be significant given their consistent payment history.

TRADE REBATES
The Company provides rebates to distributors that sell to end-user customers at prices determined under a contract between the Company and the end-user customer or distributor.  The Company deducts all rebates from sales and has a provision for allowances based on historical information for all rebates that have not yet been processed. The provision for trade rebates (which is included in accounts receivable) amounted to $14,331 and $14,807 at March 31, 2014 and 2013, respectively.

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

A summary of property, plant and equipment, net, is as follows:

	March 31,
	2014	2013

Land and buildings	$19,079	$29,751
Property under capital lease	11,409	11,409
Machinery and equipment	8,520	36,326
Furniture and fixtures	3,161	3,351
Computer hardware and software	1,546	2,192
Total property, plant and equipment	43,715	83,029
Less accumulated depreciation and amortization	17,554	38,069
Property, plant and equipment, net	$26,161	$44,960

At March 31, 2014, the Company reclassed $17,431 ($41,629 of gross carrying amount, less accumulated depreciation of $24,198) to reflect the property, plant and equipment that are included in the assets held for sale related to the Transaction, as disclosed in Footnote 3 – Discontinued Operations.

Depreciation is calculated on the straight-line method over the estimated useful lives of the assets as follows:

Buildings (years)		40
Machinery and equipment (years)	5	-	20
Furniture and fixtures (years)	3	-	10
Computer hardware and software (years)	2	-	7

Leasehold improvements are depreciated over the shorter of the estimated useful life or the term of the lease.

Depreciation and amortization of property, plant and equipment amounted to $2,042, $2,259, and $2,890, for fiscal 2014, 2013, and 2012, respectively.

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

The models used to determine the fair value of the Company in step one and the intangible assets in step two relied heavily on management’s assumptions. These assumptions, which are significant to the calculated fair values, are considered Level 3 inputs under the fair value hierarchy established by ASC 820 – Fair value measurement and disclosures , as they are unobservable. The assumptions in step one included a discount rate, revenue growth rates, tax rates and operating margins. In addition, the step two assumptions included customer attrition rates and royalty rates. The discount rate represents the expected return on capital. The discount rate was determined using a target structure of 15% debt and 85% equity. The Company used the 20-year U.S. Treasury bond yield to determine the risk-free rate in its weighted average cost of capital calculation. The projected growth rates and terminal growth rates are primarily driven by management’s estimate of future performance, giving consideration to historical performance and existing and anticipated economic and market conditions. Attrition assumptions used to value customer relationships are based on historical experience and management estimates based on historical financial information. To determine the royalty rates used to value trade names, the Company used industry benchmarks from licensing transactions. The assumption for tax rates are based on management’s estimates of blended federal and state income tax rates. Operating margin assumptions are based management’s estimate of future performance, giving consideration to historical performance and projected economic and competitive conditions.

During fiscal 2013 the preliminary impairment analysis conducted at December 31, 2012 concluded that $78,609 of goodwill was impaired, which was recorded in the Company’s condensed consolidated statement of operations for the nine months ended December 31, 2012. Due to the complexity of the analysis which involved completion of fair value analyses and the resolution of certain significant assumptions, management finalized this goodwill impairment charge in the fourth quarter of fiscal 2013 by reducing the initial goodwill impairment charge by $829 to $77,780. Previous and subsequent analyses of goodwill did not indicate an impairment, therefore the amounts of impairment incurred during the fiscal year ended March 31, 2013 represent the cumulative amount of goodwill impairment charges as of March 31, 2014.

 Changes in the carrying amount of goodwill were as follows:

Balance, March 31, 2012	$107,801
Goodwill impairment charge	(77,780)
Balance, March 31, 2013	$30,021
Amounts reclassified to assets held-for-sale	(10,877)
Balance, March 31, 2014	$19,144

The book values, accumulated amortization and original useful life by asset class of the Company’s other intangible assets as of March 31, 2014 and 2013 are as follows:

		March 31, 2014			March 31, 2013
	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks/Tradenames not subject to amortization	na	$569	$-	$569	$1,266	$-	$1,266
Trademarks subject to amortization (5 years)	1.4	2,100	(1,505)	595	2,100	(1,085)	1,015
Customer Relationships (20 years)	16.4	27,500	(4,927)	22,573	43,200	(8,927)	34,273
Intellectual Property (7 Years)	na	-	-	-	400	(368)	32
Total		$30,169	$(6,432)	$23,737	$46,966	$(10,380)	$36,586

At March 31, 2014, the Company reclassed $10,236 ($18,997 of gross carrying amount, less accumulated amortization of $8,761) to reflect the customer relationships and other intangible assets that are included in the assets held for sale related to the Transaction, as disclosed in Footnote 3 – Discontinued Operations.

The amortization expense for other intangible assets amounted to $1,795, $1,795, and $1,795 for fiscal 2014, 2013, and 2012, respectively.  Estimated amortization expense related to these intangibles for the five succeeding fiscal years is as follows:

Fiscal Year	Amount
2015	$1,795
2016	1,550
2017	1,375
2018	1,375
2019	1,375

The Company evaluates trademarks with indefinite lives annually to determine whether events or circumstances continue to support the indefinite useful life.  No impairments of such assets were identified in fiscal 2014, 2013, and 2012.  No trademarks were determined to have finite useful lives in any of the periods presented, with the exception of the trademarks acquired in the AVID acquisition, which have a useful life of 5 years.

ACCOUNTS PAYABLE
Cash overdrafts are included in accounts payable.  Such cash book overdrafts amounted to $5,690 and $5,372 at March 31, 2014 and 2013, respectively.  For cash flow disclosure purposes, the Company reports the cash book overdrafts as an operating activity as opposed to a financing activity.

DEFERRED FINANCING COSTS
The Company has incurred costs in obtaining financing.  These costs of approximately $1,068 as of March 31, 2014 are included in other assets and are being amortized over the life of the related financing arrangements through fiscal 2019. Total accumulated amortization was approximately $240 and $882 at March 31, 2014 and 2013, respectively. In connection with the Company’s debt refinancing in May 2013 (see Footnote 8 – Long-Term Debt), the net balance of deferred financing costs associated with the Company’s prior debt was charged to operations during the twelve months ending March 31, 2014.

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

REVENUE RECOGNITION
Revenue from the sale of products is recognized when the Company meets all of the criteria specified in ASC 605, Revenue Recognition. These criteria include:

           •                Persuasive evidence of an arrangement exists,
           •                Delivery has occurred or services have been rendered,
           •                The seller’s price to the buyer is fixed or determinable and
           •                Collection of the resulting receivable is reasonably assured.

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

Sales to Owens & Minor, Inc. and Cardinal Health Inc., (the “Distributors”) accounted for approximately 45% and 19% of net sales, respectively for fiscal 2014, 41% and 22% of net sales, respectively for fiscal 2013 and 44% and 22% of net sales, respectively for fiscal 2012.  Although the Distributors may be deemed in a technical sense to be major purchasers of the Company’s products, they typically serve as a distributor between the end user and the Company and do not make significant purchases for their own account.  The Company, therefore, does not believe it is appropriate to include the Distributors when evaluating customer concentrations.

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

FREIGHT AND DISTRIBUTION COSTS
Freight costs, which consist primarily of freight costs paid to third party carriers amounted to $6,323, $6,521 and $9,324 for fiscal 2014, 2013 and 2012, respectively, and are included in cost of sales. Distribution costs, which consist primarily of the salaries, warehousing and related expenses associated with the storing, packing and shipping costs of our products amounted to $3,249, $2,931 and $2,422 for fiscal 2014, 2013, and 2012, respectively, and are included in selling, general and administrative expenses.

PRODUCT DEVELOPMENT COSTS
Product development costs which are expensed as incurred were $1,171, $1,862, and $1,921 for fiscal 2014, 2013, and 2012, respectively, and are included as a component of selling, general and administrative expenses.

ADVERTISING COSTS
Advertising costs charged to expense, as incurred, were $6, $41, and $20, for fiscal 2014, 2013 and 2012, respectively.

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

2. BUSINESS ACQUISITIONS

On August 27, 2010, the Company completed its acquisition of AVID, a provider of custom procedure trays to the healthcare industry, in which the Company acquired the outstanding shares of common stock of AVID for $62,550. During fiscal 2012, the Company recorded $125 in final purchase price adjustments. The purpose of this acquisition is to expand our product line offering into custom procedure trays to augment our existing product classes and expand our market presence in clinical care areas of acute care facilities and surgery centers throughout the country.

3. DISCONTINUED OPERATIONS

On March 12, 2014, the Company entered into a purchase agreement with an affiliate of Inteplast Group, Ltd. for the sale of the Company’s wholly owned subsidiary, Medegen Medical Products, LLC, and certain other assets which comprised the Company’s Patient Care business unit (the “Transaction”).  The Company retained the cash, accounts receivable and all liabilities associated with the business unit except for an environmental liability.  On June 2, 2014, the Company completed the sale of its Patient Care business unit for gross proceeds of $78,628, subject to customary post-closing adjustments (see Footnote 15 – Subsequent Events).

As of March 31, 2014, the Company has classified the assets and liabilities subject to the purchase agreement as held for sale and presented the results of operations of the Patient Care business unit for fiscal years 2014, 2013 and 2012 as discontinued operations in the accompanying consolidated statements of operations.

The aggregate components of the assets and liabilities classified as held for sale, are as follows;

March 31, 2014
Asset held for sale:
Inventories, net	$18,369
Property, plant and equipment, net	17,431
Goodwill	10,877
Other intangible assets, net	10,236
Other assets, net	4,200
Total assets held for sale, current	$61,113

Liabilities held for sale:
Other liabilities	$4,200
Total liabilities held for sale, current	$4,200

The following table summarizes the results of the Company’s discontinued operations;

	Fiscal Year-Ended March 31,
	2014	2013	2012
Net sales	$145,882	$156,830	$164,588
Cost of sales	125,476	135,358	143,771
Selling, general and administrative expenses	15,584	16,122	18,185
Income from discontinued operations before income taxes	4,822	5,350	2,632
Income tax	1,737	2,152	989
Income from discontinued operations, net of income taxes	$3,085	$3,198	1,643

4. INVENTORIES, NET

Inventories, which are stated at the lower of cost (first-in, first-out) or market, consist of the following:

	March 31,
	2014	2013
Finished goods, net	$15,582	$30,531
Raw materials, net	10,367	17,766
Work in progress, net	6,769	4,717
Total, net	$32,718	$53,014

 At March 31, 2014, the Company reclassed $18,369 ($19,156 of inventories, less provisions for slow moving, excess and obsolete inventory of $787) to reflect the inventories that are included in the assets held for sale related to the Transaction, as disclosed in Footnote 3 – Discontinued Operations.

On a continuing basis, inventory quantities on hand are reviewed and an analysis of the provision for slow moving, excess and obsolete inventory is performed based primarily on the Company’s sales history and anticipated future demand.  Such provision for slow moving, excess and obsolete inventory approximated $953 and $1,091 at March 31, 2014 and 2013, respectively.

In fiscal 2013 we identified an overstatement of inventories at our West Virginia location that arose during the five year period ended March 31, 2012 and the nine months ended December 31, 2012.  After consideration of both quantitative and qualitative factors, we determined the amounts were not material to any of those prior period financial statements or the fiscal 2013 consolidated results of operations and thus corrected the inventory balance in the fiscal year 2013 and the three months ended March 31, 2013.  The adjustment resulted in a reduction of inventory of $829, with a corresponding increase in cost of sales in the consolidated statement of operations for the fiscal year ended March 31, 2013.

5.  INCOME TAXES

Income tax expense related to continuing operations consists of the following:

	Fiscal Year Ended March 31,
	2014	2013	2012
Current:
Federal	$1,064	$(20,627)	$-
State	601	(1,124)	-
Deferred	(503)	-	283
	$1,162	$(21,751)	$283

The following table indicates the significant elements contributing to the difference between the statutory federal tax rate and the Company’s effective tax rate on income from continuing operations for fiscal years 2014, 2013, and 2012:

	Fiscal Year Ended March 31,
	2014	2013	2012
Tax at federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	17.7	1.7	(0.9)
Net non-deductible expenses	(0.6)	-	(5.1)
Non-deductible goodwill impairment charge	-	(9.1)	-
Increase in valuation allowance	(0.9)	(0.3)	(46.4)
Effective tax rate	51.2%	27.3%	(17.4)%

The components of deferred tax assets and deferred tax liabilities at March 31, 2014 and 2013 are as follows:

	March 31,
	2014	2013
Deferred tax assets:
Stock-based compensation	$2,553	$2,209
Inventory reserve	844	567
Allowance for doubtful accounts	250	333
Accrued expenses	440	720
Net state operating loss carryforwards of acquired company	1,288	1,037
Capital leases	5,483	5,396
	10,858	10,262
Valuation allowance	(1,017)	(1,037)
Total deferred tax assets	$9,841	$9,225

Deferred tax liabilities:
Goodwill	$8,127	$6,356
Depreciation and amortization	6,995	7,874
Total deferred tax liabilities	$15,122	$14,230
Net deferred tax liability	$5,281	$5,005

In assessing whether the deferred tax asset is realizable, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

The Company maintains a valuation allowance against certain state net operating loss carry forwards as the Company could not conclude that it will be able to utilize the state net operating loss carry forwards on a more-likely-than-not basis. During fiscal 2014, the Company decreased its valuation allowance by $20.  As of March 31, 2014, the Company’s valuation allowance amounted to $1,017.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

Balance at March 31, 2012	$21
Additions based on tax positions taken in the current and prior years	526
Balance at March 31, 2013	$547
Additions based on tax positions taken in the current and prior years	340
Balance at March 31, 2014	$887

The Company records accrued interest and penalties related to income tax matters in the provision for income taxes in the accompanying consolidated statement of operations. The accrued gross interest and penalties were $125 as of March 31, 2014 and $48 as of March 31, 2013. In addition, the Company believes that the uncertain tax positions will not materially change within the next twelve months.

The Company is subject to taxation by the U.S. Government and various state and local jurisdictions.  The Company’s U.S. federal tax return and most state jurisdictions remain open to examination for the fiscal year ended March 31, 2011 through March 31, 2014.  During fiscal 2014, the Company concluded a New York State examination for the fiscal years ended March 31, 2011, 2010 and 2009 with an immaterial assessment.  The Company is currently subject to income tax audits in New Jersey and Massachusetts, however, the examinations are preliminary.

6. ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,
	2014	2013
Accrued accounts payable	$6,219	$7,488
Accrued bonuses	4,109	1,825
Employee compensation and benefits	3,025	3,022
Other accrued liabilities	2,291	1,887
Accrued distributor fees	2,011	3,608
Group purchasing organization fees	1,977	1,569
Freight and duty	901	1,270
Professional fees	767	1,178
Commissions	624	768
Book cash overdraft	-	2,491
Total accrued expenses	$21,924	$25,106

7. LEASES AND RELATED PARTY TRANSACTIONS

As part of the assets and liabilities acquired as a result of the AVID acquisition, the Company assumed a capital lease obligation for the AVID facility located in Toano, Virginia. The facility, which includes a 185,000 square foot manufacturing and warehouse building and approximately 12 acres of land, is owned by an affiliate of Micpar Realty, LLC (“Micpar”). AVID’s founder, former CEO and former principal stockholder, is a part owner of Micpar and subsequent to the acquisition of AVID was appointed to the Company’s board of directors. As of August 2012, he no longer served on the Company’s board of directors. As of March 31, 2014, the capital lease requires monthly payments of $129 with increases of 2% per annum. The lease contains provisions for an option to buy January 2015 and expires in March 2029. The effective rate on the capital lease obligation is 9.9%.

The gross and net book value of the assets under the capital lease are as follows:

	March 31,
	2014	2013
Capital lease, gross	$11,409	$11,409
Less: accumulated amortization	(2,200)	(1,586)
Capital lease, net	$9,209	$9,823

The amortization expense associated with the capital lease amounted to $614, of which $141 is included in cost of sales and the remaining $473 is recorded in selling, general and administrative expenses.

The Company also leases certain equipment, vehicles and office facilities under non-cancelable operating leases expiring in various years though fiscal 2020.

As of March 31, 2014, the Company was obligated under non-cancelable operating leases and capital leases for equipment, vehicles and office, warehousing and manufacturing facilities for minimum annual rental payments as follows:

Fiscal Year	Capital Lease	Operating Leases
2015	$1,549	$1,030
2016	1,580	791
2017	1,611	75
2018	1,643	63
2019	1,676	30
Thereafter	18,722	-
Total minimum lease payments	$26,781	1,989
Less: Amounts representing interest	(13,310)
Present value of minimum lease payments	13,471
Less: Current portion of capital lease obligations	(226)
Long-term portion of capital lease obligations	$13,245

Rental expense under operating leases amounted to $628, $579, and $488 during fiscal 2014, 2013, and 2012, respectively.

A current member of our board of directors is currently a minority shareholder of Custom Healthcare Systems (“CHS”), an assembler and packager of Class 1 medical products. CHS is a supplier to our AVID facility located in Toano, Virginia for small kits and trays. They also purchase sterile instruments from our facility located in Arden, North Carolina.

During the twelve months ended March 31, 2014 and 2013, the amounts sold to and purchased from CHS are as follows:

	March 31,
	2014	2013

Sold to CHS	$1,074	$964
Purchased from CHS	1,729	1,861

The following table represents the amounts due from and due to CHS:

	March 31,
	2014	2013

Due from CHS	$330	$265
Due to CHS	14	45

8. LONG-TERM DEBT

Long-term debt consists of the following:

	March 31,
	2014	2013
Revolving loans	$29,976	$4,700
Term loan	10,136	48,000
Total outstanding	$40,112	$52,700

Less: current portion	40,112	1,370
Total long-term debt	$-	$51,330

On May 17, 2013, the Company entered into a credit agreement (the “New Credit Agreement”), among the Company, as borrower and Wells Fargo Bank, National Association, as administrative agent and lender.  The New Credit Agreement provides for a maximum borrowing capacity of $65,000 consisting of the following loans: (1) a $11,505 secured term loan (the “Term Loan”) fully drawn by the Company on May 17, 2013, (2) $5,000 in unsecured delayed draw term loans (collectively, the “Delayed Draw Term Loans”) and (3) up to $53,495 in revolving loans (collectively, the “Revolving Loans”), which may be reduced by the amount of any outstanding Delayed Draw Term Loans drawn by the Company.  The proceeds from the New Credit Agreement were used to repay the Prior Credit Agreement (as described below).  This repayment took place on June 2, 2014 commensurate with the completion of the divestiture of the Patient Care business unit.  Consequently, the entire outstanding balance has been classified as current on our balance sheet as of March 31, 2014.

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

During fiscal 2014, the average interest rate on the Term Loan under the New Credit Agreement approximated 2.86% and the average interest rate on the Revolving Loans under the New Credit Agreement approximated 3.22%.

Borrowings under the New Credit Agreement are collateralized by substantially all the assets of, and are fully guaranteed by, the Company and its subsidiaries.  The New Credit Agreement contains certain restrictive covenants, including, among others, covenants limiting our ability to incur indebtedness, grant liens, guarantee obligations, sell assets, make loans and investments, enter into merger and acquisition transactions, and declare or make dividends.  The Company committed to certain post-closing conditions, including providing monthly financial statements, annual updates of financial projections, and the filing of a mortgage on the Company’s Brentwood, New York corporate headquarters.  If the Company’s Excess Availability (as defined in the New Credit Agreement) falls below a specified amount, the Company will become subject to financial covenants relating to a minimum fixed charge coverage ratio of 1.00 to 1.00, measured on a month-end basis.  If the Company draws a Delayed Draw Term Loan, the Company will be required to comply with a maximum leverage financial ratio covenant ranging from 3:00 to 1:00 to 3.25 to 1:00, measured on a month-end basis.

On June 2, 2014, the Company entered into the First Amendment to Credit Agreement and Guaranty and Security Agreement (the “Amendment”), among the Company, as borrower, and Wells Fargo Bank, National Association, as administrative agent and lender (the “Lender”).

The Amendment amended the terms of the New Credit Agreement that the Company entered into with the Lender on May 17, 2013, as follows: (a) the Lender’s maximum total loan commitments under the Credit Agreement were reduced from $65,000 to $55,000, (b) provided no Event of Default (as defined in the Credit Agreement) occurs and is continuing, the unused line fee (the “Unused Line Fee”) that the Company is required to pay the Lender, has been capped at 0.375% of the daily unused amount of the revolving loan commitments of the Lender during the period for which the payment is made, through and including December 31, 2014, and (c) solely for purposes of calculating the Unused Line Fee, the aggregate amount of the Lender’s revolving loan commitments was deemed to be the lesser of $30,000 and the actual aggregate amount of the Lender’s revolving loan commitments.

As a result of the Transaction, the Company repaid all amounts outstanding on both the Revolving and Term loans under the New Credit Agreement subsequent to year end and has recorded all amounts due related to the New Credit Agreement as current as of March 31, 2014.

The Company had unamortized financing costs of $1,068 and $879 in other assets, net as of March 31, 2014 and 2013, respectively.  Of the amount at March 31, 2014, approximately $216 is related to the Term Loan and, as a result of the Transaction, will be charged to interest expense during the three months ending June 30, 2014.  The remaining balance represents costs associated with the Revolving Loans and will be amortized over the remaining life of the New Credit Agreement using the straight-line interest method.

On June 7, 2012, the Company entered into the Second Amended and Restated Credit Agreement (the “Prior Credit Agreement”) with certain lenders and JPMorgan Chase Bank, N.A. acting as administrative agent for the lenders. The Prior Credit Agreement provided the Company with total borrowings of up to $76,000, consisting of (1) a secured term loan with a principal amount of $51,000 and (2) a secured revolving credit facility, which amounts may be borrowed, repaid and re-borrowed up to $25,000.  Both the term loan and the revolving credit facility bore interest at LIBOR plus 4% under the terms of the Prior Credit Agreement.  The average interest rate on the term loan under the Prior Credit Agreement approximated 6.25% during the fiscal year ended March 31, 2014, and the average interest rate on the revolving credit facility under the Prior Credit Agreement approximated 4.25% during the fiscal year ended March 31, 2014.

On May 17, 2013, a portion of the proceeds from the New Credit Agreement was used to repay all amounts owed under the Prior Credit Agreement.  Upon such repayment, all obligations under the Prior Credit Agreement were satisfied and the agreement was terminated.

9. FAIR VALUE MEASUREMENTS

Due to their maturities and/or variable interest rates, certain financial instruments have fair values that approximate their carrying values. These instruments include cash and cash equivalents, accounts receivable, trade payables and our outstanding debt under the Company’s term loan and revolving credit facility. The book value and the fair value of the Company’s capital lease obligation amounted to $13,471 and $15,479, respectively as of March 31, 2014. The fair value was determined based on the Company’s current incremental borrowing rate and is considered a Level 3 input. As discussed in Note 1 – Organization and Summary of Significant Accounting Policies, Goodwill and Other Intangible Assets, Level 3 inputs were used in the fair value calculation related to the step-one impairment analysis as well as the fair value calculation of the Company’s property, plant and equipment, inventories, capital lease and other intangible assets in the step-two impairment analysis during the year ended March 31, 2013.

10. EARNINGS (LOSS) PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted net earnings (loss) per share computations for fiscal 2014, 2013, and 2012, respectively.

	March 31,
	2014	2013	2012
Numerator :
Income (loss) from continuing operations before extraordinary gain	$1,107	$(58,054)	$(1,917)
Income (loss) from discontinued operations, net of income taxes (Footnote 3)	3,085	3,198	1,643
Extraordinary gain (net of tax expense) (Footnote 13)	-	-	455
Net income (loss) for basic and dilutive earnings per share	$4,192	$(54,856)	$181

Denominator :
Denominator for basic earnings per share - weighted average shares	16,391	16,391	16,391

Effect of dilutive securities:
Employee and director stock options	75	-	-
Denominator for diluted earnings per share - adjusted weighted average shares	16,466	16,391	16,391

Basic earnings (loss) per share :
Net income (loss) from continuing operations, before extraordinary gain	$0.07	$(3.54)	$(0.12)
Net income from discontinued operations	$0.19	$0.19	$0.10
Extraordinary gain, net of income taxes	$-	$-	$0.03
Net income (loss)	$0.26	$(3.35)	$0.01

Diluted earnings (loss) per share :
Net income (loss) from continuing operations, before extraordinary gain	$0.07	$(3.54)	$(0.12)
Net income from discontinued operations	$0.18	$0.19	$0.10
Extraordinary gain, net of income taxes	$-	$-	$0.03
Net income (loss)	$0.25	$(3.35)	$0.01

Excluded from the calculation of diluted earnings (loss) per share are options to purchase 1,429,472 shares in fiscal, 2014, 1,407,270 shares in fiscal 2013, and 1,329,240 shares in fiscal 2012, as their inclusion would have been anti-dilutive.

11.  STOCKHOLDERS’ EQUITY AND STOCK PLANS

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

The following is a summary of the changes in restricted stock granted under the Incentive Plan for the fiscal years presented:

	Fiscal Year Ended March 31,
	2014		2013		2012
	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price

Beginning Balance	5,625	$12.58	7,500	$12.58	7,967	$12.74
Granted	-	-	-	-	-	-
Vested	(1,875)	$12.58	(1,875)	$12.58	(467)	$15.31
Cancelled	-	-	-	-	-	-
Ending Balance	3,750	$12.58	5,625	$12.58	7,500	$12.58

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

	Fiscal Year Ended March, 31
	2014	2013	2012
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	63.02%	63.34%	64.44%
Risk-free interest rate	1.04%	1.64%	2.36%
Expected life (years)	5.37	5.33	5.33
Weighted average fair value of options granted	$4.37	$1.99	$2.99

STOCK-BASED COMPENSATION EXPENSE
 The Company recognized stock-based compensation expense (before deferred income tax benefits) for awards granted under the Company’s stock-based compensation plans in the following line items in the consolidated statements of operations for fiscal 2014, 2013, and 2012:

	2014	2013	2012

Cost of sales	$4	$16	$11
Selling, general and administrative expenses	848	974	566
Stock-based compensation expense before income tax benefits	$852	$990	$577

Information regarding the Company's stock option activity for fiscal 2012, 2013 and 2014 are summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding at March 31, 2011	1,328,937	$12.62

Granted	30,000	5.24
Exercised	(7,500)	2.67
Forfeited	(3,000)	8.87
Options outstanding at March 31, 2012	1,348,437	$12.44

Granted	327,500	3.58
Exercised	-	-
Forfeited	(196,937)	10.00
Options outstanding at March 31, 2013	1,479,000	$10.80

Granted	511,000	8.00
Exercised	-	-
Forfeited	(297,250)	9.85
Options outstanding at March 31, 2014	1,692,750	$10.12	6.2	$982

Exercisable at March 31, 2014	945,500	$12.18	4.3	$346

Vested and expected to vest at March 31, 2014	1,606,829	$10.27	6.0	$928

The total fair value of shares vested during the fiscal year ended March 31, 2014 was $1,078.  As of March 31, 2014, there was $3,083 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s plans, which is expected to be recognized over a weighted average period of 1.94 years.

Summarized information about stock options outstanding as of March 31, 2014 and 2013 is as follows:

			2014
			Outstanding			Exercisable
				Weighted Average	Weighted Average		Weighted Average
Range of Exercise Prices per Common Share			Options	Remaining Contractual Life (Years)	Exercise Price Per Common Share	Options	Exercise Price Per Common Share
$2.62	-	$10.97	1,022,500	8.0	$7.38	357,750	$8.12
$ 10.98	-	$ 19.36	573,550	3.4	$13.06	491,050	$13.26
$ 19.37	-	$ 23.27	96,700	3.1	$21.72	96,700	$21.72

$ 2.62	-	$ 23.27	1,692,750	6.2	$10.12	945,500	$12.18

			2013
			Outstanding			Exercisable
				Weighted Average	Weighted Average		Weighted Average
Range of Exercise Prices per Common Share			Options	Remaining Contractual Life (Years)	Exercise Price Per Common Share	Options	Exercise Price Per Common Share
$2.62	-	$10.97	724,250	6.9	$7.04	328,937	$8.57
$ 10.98	-	$ 19.36	640,550	4.5	$13.11	495,800	$13.46
$ 19.37	-	$ 23.27	114,200	4.2	$21.72	114,200	$21.72

$ 2.62	-	$ 23.27	1,479,000	5.6	$10.80	938,937	$12.75

The aggregate pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2014 was $982.  This amount changes based on the fair market value of the Company’s stock.  The total intrinsic value of options exercised for fiscal 2014, 2013, and 2012 to amounted to $0, $0, and $47, respectively.

The following is a summary of changes in non-vested stock options for the fiscal year ended March 31, 2014:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at April 1, 2013	540,063	$4.09
Granted	511,000	4.37
Forfeited	(90,000)	3.11
Vested	(213,813)	5.04
Non-vested shares at March 31, 2014	747,250	$4.13

The options and restricted stock available for future issuance as of March 31, 2014 are shown below:

	1989 Non- Qualified Option Plan	1994 Stock Incentive Plan	1996 Non- Employee Stock Option Plan	Total
Authorized by Directors and Stockholders	3,975,000	3,525,000	750,000	8,250,000
Options previously exercised	(3,214,687)	(2,025,187)	(100,000)	(5,339,874)
Restricted stock previously granted	-	(93,750)	-	(93,750)
Options outstanding	(436,000)	(1,051,750)	(205,000)	(1,692,750)
Remaining for future issuance	324,313	354,313	445,000	1,123,626

12.  RETIREMENT PLANS

401(k) PLAN
Effective January 1, 2010, the Company amended its 401(k) retirement plan to be subject to the provisions of a “Safe Harbor” 401(k) plan.  Under the provisions of the Safe Harbor plan, any discretionary matching company contribution becomes 100% vested upon match.  The plan provides for a discretionary match of up to 4% of an eligible employee’s compensation.  Under the prior plan, adopted in April 1988, any remaining unvested company discretionary matching contributions are subject to a four year vesting schedule.  The Company’s contributions under both the 1988 plan and the Safe Harbor plan amounted to $771 in fiscal 2014, $789 in fiscal 2013 and $690 in fiscal 2012.

DEFINED BENEFIT PLAN
The Company assumed a defined benefit pension plan (the “Plan”) with the Medegen Medical Products, LLC (“MMP”) acquisition.  The Plan covers certain employees of MMP who are members of the Service Employees International Union.  The benefit accruals for the Plan were frozen as of December 31, 1999.  The Company’s funding policy is to make the minimum annual contributions required by applicable regulations.  Such contributions are expected to amount to $125 during fiscal 2015.

The following table sets forth the Plan’s funded status and amount recognized in the Company’s financial statements as of and for the fiscal years ended March 31, 2014 and 2013:

	2014	2013
Change in projected benefit obligation:
Benefit obligation at beginning of year	$1,894	$1,761
Interest cost	76	78
Actuarial (gain) loss	(34)	111
Benefits paid	(58)	(56)
Benefit obligation at end of year	1,878	1,894
Change in plan assets:
Fair value of plan assets at beginning of year	$1,143	$1,029
Actual return on plan assets	58	66
Employer contributions	80	104
Benefits paid	(58)	(56)
Fair value of plan assets at end of year	$1,223	$1,143
Funded status at end of the year	$(655)	$(751)
Amounts recognized on the balance sheet consist of:
Current liabilities	$(655)	$(751)
Accumulated other comprehensive loss	651	773
Net amount recognized	$(4)	$22

The following table presents the major categories of assets held by the plan, measured at fair value, as of March 31, 2014.

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$-	$24	$-	$24
Debt securities	-	432	-	432
Equity securities	-	767	-	767
Totals	$-	$1,223	$-	$1,223

The following table presents the major categories of assets held by the plan, measured at fair value, as of March 31, 2013.

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$23	$-	$-	$23
Debt securities	402	-	-	402
Equity securities	-	718	-	718
Totals	$425	$718	$-	$1,143

 The net periodic pension cost for the years ended March 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Service cost - benefits earned during the period	$-	$-	$-
Interest cost on projected benefit obligation	76	78	81
Expected investment income	(70)	(64)	(59)
Net amortization and deferral	64	53	26
Net periodic pension cost	$70	$67	$48

The following are weighted-average assumptions used to determine benefit obligations as of March 31, 2014 and 2013:

	2014	2013
Discount rate	4.25%	4.07%
Rate of compensation increase	0.00%	0.00%

The following are weighted-average assumptions used to determine net periodic benefit costs for the years ended March 31, 2014 and 2013:

	2014	2013
Discount rate	4.07%	4.49%
Expected long-term return on plan assets	6.00%	6.00%
Rate of compensation increase	0.00%	0.00%

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

Weighted-average asset allocation by asset category as of March 31, 2014 and 2013 were as follows:

	Target Range			2014	2013
Cash	0%	-	20%	2%	2%
Debt securities	10%	-	70%	63%	63%
Equity securities	30%	-	90%	35%	35%
Total				100%	100%

 Benefits paid were $58 and $56 for fiscal 2014 and 2013, respectively.  The Company estimates the following future benefit payments under the plan for the fiscal years ending March 31:

Fiscal Year	Amount
2015	$60
2016	67
2017	71
2018	74
2019	77
2020 - 2023	527
$876

13. EXTRAORDINARY ITEMS

During fiscal 2012, the Company recorded an extraordinary gain of $455 (net of tax expense of $245) as a result of an insurance settlement relating to inventories damaged in fiscal 2011 as a result of weather−related water damage.

14. OTHER MATTERS

The Company is a party to a lawsuit arising out of the conduct of its ordinary course of business.  A global settlement of claims has been approved by the court and management expects a settlement agreement to be executed by the plaintiffs.  While execution of the settlement agreement by the plaintiffs cannot be predicted with certainty, the ultimate liability under such lawsuit is covered by the Company’s insurance and management does not expect that the court-approved amount of the settlement or any other ultimate liability, if any, arising out of such lawsuit, will have a material adverse effect on the financial position or results of operations of the Company.

The Company has entered into agreements with seven of its executive officers and a vice president, which provide certain benefits in the event of a change in control of the Company.  A “change in control” of the Company is defined as, in general, the acquisition by any person of beneficial ownership of 20% or more of the voting stock of the Company, certain business combinations involving the Company or a change in a majority of the incumbent members of the Board of Directors, except for changes in the majority of such members approved by such members.  If, within two years after a change in control, the Company or, in certain circumstances, the executive, terminates his employment, the executive is entitled to a severance payment equal to 2.99 times (1) such executive’s highest annual salary within the five-year period preceding termination plus (2) a bonus increment equal to the average of the two highest of the last five bonuses paid to such executive.  In addition, the executive is entitled to the continuation of all employment benefits for a three-year period, the vesting of all stock options and certain other benefits.  As of March 31, 2014, the estimated potential aggregate compensation payable to these seven executive officers and vice president under the Company’s compensation and benefit plans and arrangements in the event of termination of such executive’s employment following a change in control amounted to approximately $12,556.

The Company’s Tennessee facility, which is comprised of approximately 25 acres in a light industrial park located in Gallaway, Tennessee, was acquired by Medegen Medical Products, LLC in 1999 prior to the Company’s ownership of Medegen.  In connection with an environmental due diligence evaluation of the facility prior to its acquisition by Medegen, consultants detected the presence of chlorinated solvents in groundwater beneath the manufacturing plant.  The identified groundwater contamination is in the process of being remediated.  At the time of our acquisition of Medegen, the prior owner of the facility agreed to retain responsibility for the remediation of the contamination and to fully indemnify our company for all costs associated with the environmental remediation as well as any claims that might arise, including third party claims.  Under an agreement executed at the time of the sale, Vollrath Group, Inc. and its parent Windway Capital Corp. (collectively, “Indemnitor”) are required, on a quarterly basis, to provide documentation from independent parties confirming that Indemnitor has sufficient assets, in the form of unencumbered, unrestricted cash, marketable securities or unused and available borrowing capacity, as necessary to pay the most recently estimated costs of outstanding environmental remediation obligations.  Now that full-scale remediation is underway at the site, Indemnitor is also required to provide Letters of Credit (“LC”) to secure its current and future obligations, including a $2,000 LC that is currently open and future LCs in the amount of $1,000 from December 7, 2014 through December 7, 2017.  As of March 31, 2014, we have recorded an estimated liability of $4,200 to remediate the groundwater contamination and corresponding amount due from the Indemnitor.  As part of the divestiture of the Patient Care business unit, the related asset and liabilities are reported as held for sale at March 31, 2014 (see Footnote 3 – Discontinued Operations).

 15. SUBSEQUENT EVENTS

Sale of Medegen Medical Products, LLC

On June 2, 2014, the Company completed the sale to Medira Inc., a Delaware corporation and an affiliate of Inteplast Group, Ltd., of (i) 100% of the membership units of Medegen Medical Products, LLC, a Delaware limited liability company and a wholly-owned indirect subsidiary of the Company, and (ii) certain assets of the Company’s Patient Care business unit, including the containment business assets, collectively, for approximately $78,628 in cash, subject to customary post-closing adjustments.

The Company used approximately $40,000 of the net proceeds from the Transaction to repay the term loan and outstanding revolving loan obligations under the New Credit Agreement. The Company plans to use the remaining balance of approximately $38,628 for working capital to support future growth in the Company’s business.

Amended Credit Agreement

On June 2, 2014, the Company entered into the First Amendment to Credit Agreement and Guaranty and Security Agreement (the “Amendment”), among the Company, as borrower, and Wells Fargo Bank, National Association, as administrative agent and lender (the “Lender”).

The Amendment amended the terms of the New Credit Agreement that the Company entered into with the Lender on May 17, 2013, as follows: (a) the Lender’s maximum total loan commitments under the Credit Agreement were reduced from $65,000 to $55,000, (b) provided no Event of Default (as defined in the Credit Agreement) occurs and is continuing, the unused line fee (the “Unused Line Fee”) that the Company is required to pay the Lender, has been capped at 0.375% of the daily unused amount of the revolving loan commitments of the Lender during the period for which the payment is made, through and including December 31, 2014, and (c) solely for purposes of calculating the Unused Line Fee, the aggregate amount of the Lender’s revolving loan commitments was deemed to be the lesser of $30,000 and the actual aggregate amount of the Lender’s revolving loan commitments.

16. SUMMARY OF UNAUDITED QUARTERLY FINANCIAL DATA

Selected unaudited, quarterly financial data of the Company for the fiscal years ended March 31, 2014 and 2013 appear below.

	Fiscal 2014 Quarter Ended
	30-Jun	30-Sep	31-Dec	31-Mar

Net sales	$71,526	$71,320	$72,521	$72,482
Gross profit	13,384	13,271	13,896	14,465
Income after income taxes
Continuing operations	90	205	305	507
Discontinued operations	189	893	1,606	397
Net income	$279	$1,098	$1,911	$904

Basic earnings per common share:
Net income from continuing operations	$0.01	$0.02	$0.02	$0.03
Net income from discontinued operations	$0.01	$0.05	$0.10	$0.03
Total	$0.02	$0.07	$0.12	$0.06

Diluted earnings per common share:
Net income from continuing operations	$0.01	$0.02	$0.02	$0.03
Net income from discontinued operations	$0.01	$0.05	$0.10	$0.02
Total	$0.02	$0.07	$0.12	$0.05

	Fiscal 2013 Quarter Ended
	30-Jun	30-Sep	31-Dec	31-Mar

Net sales	$70,177	$72,393	$72,824	$69,369
Gross profit	12,214	12,366	13,558	12,759
Income (loss) after income taxes
Continuing operations	(387)	(507)	(56,536)	(624)
Discontinued operations	250	572	1,033	1,343
Net income (loss)	$(137)	$65	$(55,503)	$719

Basic earnings per common share:
Net income (loss) from continuing operations	$(0.03)	$(0.03)	$(3.45)	$(0.04)
Net income from discontinued operations	$0.02	$0.03	$0.06	$0.08
Total	$(0.01)	$-	$(3.39)	$0.04

Diluted earnings per common share:
Net income (loss) from continuing operations	$(0.03)	$(0.03)	$(3.45)	$(0.04)
Net income from discontinued operations	$0.02	$0.03	$0.06	$0.08
Total	$(0.01)	$-	$(3.39)	$0.04

Net income (loss) per common share is computed separately for each quarter. Therefore, the sum of such quarterly per share amounts may differ from the total for the years.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2014.  In making this assessment, our management used the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our internal control over financial reporting as prescribed above for the periods covered by this report. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, the Company’s internal control over financial reporting is effective.

Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal controls over financial reporting as of March 31, 2014, which is included in this Annual Report on Form 10-K.

(c)	Changes in Internal Control over Financial Reporting

Description of the Fiscal Year 2013 Material Weakness

As described in Item 9A of our prior year Annual Report on Form 10-K, during the quarter ended March 31, 2013 we identified a material weakness in our internal control over financial reporting in which we did not have a control in place to periodically assess the appropriateness of the amounts we had estimated and accrued for as amounts payable under our agreements with distributors for distributor-related fees. We did not conduct a periodic comparison of our estimates to actual amounts subsequently paid, or expected to be paid, under the terms of our distributor agreements.  Our estimates were based on the historical relationship of amounts paid to total sales and did not reflect changes in the terms of our distribution agreements.

Remediation of the Fiscal Year 2013 Material Weakness

To remediate the material weakness described above, we designed and implemented procedures and controls during the quarter ended June 30, 2013 to ensure that our accrual was based on the terms of each distributor agreement and our estimates of amounts that would be payable under such agreements.  During the quarter ended September 30, 2013, we performed the testing necessary to determine that the material weakness identified in fiscal year 2013 had been remediated.  This testing included the following:

•	We conducted an annual reconciliation of amounts accrued to the actual amounts paid under the distribution agreements.

•
We formalized policies and procedures including communication and reporting responsibilities among our contract and finance functions to ensure that the administration, payments of and accounting for distributor payments are coordinated.

•	Our internal audit department reviewed the accounting procedures over distributor payments during fiscal 2014.

Other Changes in Internal Controls over Financial Reporting

During the three months ended March 31, 2014, we have not made any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have audited Medical Action Industries Inc. and subsidiaries (the “Company”) internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Medical Action Industries Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A(b), Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Medical Action Industries Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Medical Action Industries Inc. and subsidiaries as of March 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended, and our report dated June 16, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Melville, New York

June 16, 2014

ITEM 9B – OTHER INFORMATION

None.

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

Pursuant to General Instruction G to Form 10-K, we incorporate by reference the remaining information required by this item from the information to be disclosed in our definitive proxy statement for our 2014 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of March 31, 2014.

ITEM 11 – EXECUTIVE COMPENSATION

Pursuant to General Instruction G to Form 10-K, we incorporate by reference the information required by this item from the information to be disclosed in our definitive proxy statement for our 2014 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of March 31, 2014.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows, as of March 31, 2014, information with respect to compensation plans under which shares of Common Stock are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options(1)	Weighted- average exercise price of outstanding options ($)	Number of securities remaining available for future issuance under equity compensation plans(4)
Equity compensation plans approved by stockholders (2)	1,692,750	$ 10.12	1,123,626
Equity compensation plans not approved by stockholders (3)	----	$ -----	----
Total	1,692,750	$ 10.12	1,123,626

1)	All share amounts and exercise prices have been adjusted to reflect our three-for-two stock split distributed on February 9, 2007.

2)	Includes the 1989 Non-Qualified Stock Option Plan, 1994 Stock Incentive Plan and 1996 Non-Employee Stock Option Plan, all of which have been approved by our stockholders.

3)	We do not have any equity compensation plans that have not been approved by our stockholders.

4)	Excludes securities to be issued upon exercise of outstanding options.

Pursuant to General Instruction G to Form 10-K, we incorporate by reference the remaining information required by this item from the information to be disclosed in our definitive proxy statement for our 2014 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of March 31, 2014.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction G to Form 10-K, we incorporate by reference the information required by this item from the information to be disclosed in our definitive proxy statement for our 2014 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of March 31, 2014.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Pursuant to General Instruction G to Form 10-K, we incorporate by reference the information required by this item from the information to be disclosed in our definitive proxy statement for our 2014 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of March 31, 2014.

PART IV
ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) The following financial statements are included in Item 8 of this Form 10-K:

Consolidated Balance Sheets at March 31, 2014 and 2013	29
Consolidated Statements of Operations for the Years Ended March 31, 2014, 2013 and 2012	30
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended March 31, 2014, 2013 and 2012	31
Consolidated Statements of Stockholders' Equity for the Years Ended March 31, 2014, 2013 and 2012	32
Consolidated Statements of Cash Flows for the Years Ended March 31, 2014, 2013 and 2012	33
Notes to Consolidated Financial Statements	34

(a) (2) The following supplemental schedule is included in this Form 10-K:

Schedule II – Valuation and Qualifying Accounts	61

All other schedules are omitted because they are not required, not applicable or the information is included in the financial statements or notes thereto.

(a) (3) Exhibits:
Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of June, 2014.

MEDICAL ACTION INDUSTRIES INC.

By:	/s/ Paul D. Meringolo
Paul D. Meringolo Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on June 16, 2014 by the following persons in the capacities indicated:

/s/ Paul D. Meringolo	Director and Chief Executive Officer
Paul D. Meringolo	(Principal Executive Officer)

/s / Paul Chapman	Director, President and Chief Operating Officer
Paul Chapman

/s/ Brian Baker	Chief Financial Officer and Corporate Secretary
Brian Baker	(Principal Financial and Accounting Officer)

/s/ Kenneth W. Davidson	Chairman of the Board
Kenneth W. Davidson

/s/ William W. Burke	Lead Director
William W. Burke

/s/ Kenneth R. Newsome	Director
Kenneth R. Newsome

/s/ Pamela R. Levy	Director
Pamela R. Levy

/s/ Henry A. Berling	Director
Henry A. Berling

SCHEDULE II

MEDICAL ACTION INDUSTRIES INC.
Valuation and Qualifying Accounts
Fiscal Years Ended March 31, 2014, 2013 and 2012

Description	Balance at Beginning of Year	Gross Amount Charged to Cost and Expenses	Charged to Other Accounts		Other Charges/ (Deductions)		Balance at End of Year
Year Ended March 31, 2014
Allowance for doubtful accounts	$793	$(292)	$-		$-		$501
Reserve for slowing moving, excess and obsolete inventory	1,091	1,011	(786	)(c)	(363	)(b)	953
Valuation allowance on deferred tax assets	1,037	(20)	-		-		1,017
	$2,921	$699	$(786)		$(363)		$2,471

Year Ended March 31, 2013
Allowance for doubtful accounts	$781	$12	$-		$-		$793
Reserve for slowing moving, excess and obsolete inventory	1,015	540	-		(464	)(b)	1,091
Valuation allowance on deferred tax assets	758	279	-		-		1,037
	$2,554	$831	$-		$(464)		$2,921

Year Ended March 31, 2012
Allowance for doubtful accounts	$804	$72	$-		$(95	)(a)	$781
Reserve for slowing moving, excess and obsolete inventory	1,415	252	-		(652	)(b)	1,015
Valuation allowance on deferred tax assets	-	758	-		-		758
	$2,219	$1,082	$-		$(747)		$2,554

(a) Write off of uncollected accounts
(b) Disposal of slow moving and obsolete inventory
(c) Represents amounts related to assets held for sale

EXHIBIT INDEX

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated August 27, 2010, by and among Medical Action Industries Inc., MA Acquisition Inc., AVID Medical, Inc. and Michael Sahady as Stockholder Representative (Exhibit 2.1 to Medical Action Industries Inc.’s Current Report on Form 8-K filed on August 30, 2010, SEC File No. 000-13251)

2.2
Purchase Agreement, dated as of March 12, 2014, by and among Medical Action Industries Inc., as seller, Medira Inc., as buyer, and Inteplast Group, Ltd., solely for purposes of Sections 5.1(b) and 11.20 thereof (Exhibit 2.1 Medical Action Industries Inc.’s Current Report on Form 8-K filed on March 13, 2014, SEC File No. 000-13251)

3.1	Certificate of Incorporation (Exhibit 3.1 to Medical Action Industries Inc.’s Annual Report on Form 10-K for the year ended March 31, 2002, SEC File No. 000-13251)

3.2	Amended and Restated Bylaws (Exhibit 3.2 to Medical Action Industries Inc.’s Current Report on Form 8-K filed on November 7, 2011, SEC File No. 000-13251)

10.1
Credit Agreement, dated May 17, 2013, by and among Medical Action Industries Inc., the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (Exhibit 10.1 to Medical Action Industries Inc. Current Report on Form 8-K filed on May 22, 2013, SEC File No. 000-13251)

10.2
First Amendment to Credit Agreement and Guaranty and Security Agreement, dated June 2, 2014, by and among Medical Action Industries Inc., Wells Fargo Bank, National Association and the guarantors party thereto (Exhibit 10.1 to Medical Action Industries Inc. Current Report on Form 8-K filed on June 3, 2014, SEC File No. 000-13251)

10.3+	1996 Non-Employee Director Stock Option Plan, as amended (Exhibit 10.1 to Medical Action Industries Inc.’s Annual Report on Form 10-K for the year ended March 31, 2007, SEC File No. 000-13251)

10.4+
Form of Stock Option Award Agreement under the 1996 Non-Employee Director Stock Option Plan (Exhibit 10.4 to Medical Action Industries Inc.’s Annual Report on Form 10-K for the year ended March 31, 2013, SEC File No. 000-13251)

10.5+	1989 Non-Qualified Stock Option Plan, as amended (Exhibit 10.2 to Medical Action Industries Inc.’s Annual Report on Form 10-K for the year ended March 31, 2007, SEC File No. 000-13251)

10.6+
Form of Stock Option Award Agreement under the 1989 Non-Qualified Stock Option Plan (Exhibit 10.6 to Medical Action Industries Inc.’s Annual Report on Form 10-K for the year ended March 31, 2013, SEC File No. 000-13251)

10.7+	1994 Stock Incentive Plan, as amended (Exhibit 10.3 to Medical Action Industries Inc.’s Annual Report on Form 10-K for the year ended March 31, 2007, SEC File No. 000-13251)

10.8+
Form of Stock Option Award Agreement under the 1994 Stock Incentive Plan (Exhibit 10.8 to Medical Action Industries Inc.’s Annual Report on Form 10-K for the year ended March 31, 2013, SEC File No. 000-13251)

10.10+
Form of Amended and Restated Change in Control Agreement dated December 31, 2010 (Exhibit 10.1 to Medical Action Industries Inc.’s Current Report on Form 8-K filed on January 6, 2011, SEC File No. 000-13251)

10.11+
Medical Action Industries Inc. Summary of Non-Employee Director Compensation (as of June 2013) (Exhibit 10.13 to Medical Action Industries Inc.’s Annual Report on Form 10-K for the year ended March 31, 2013, SEC File No. 000-13251)

10.12+
Amendment to the Medical Action Industries Inc. Stock Option Plan for Non-Employee Directors dated August 13, 2009 (Exhibit A to Medical Action Industries, Inc.’s Definitive Proxy Statement on Schedule 14A filed June 19, 2009, SEC File No. 000-13251)

10.13+
Medical Action Industries Inc. Summary of Annual Performance Based Bonus Program (Exhibit 10.15 to Medical Action Industries Inc.’s Annual Report on Form 10-K for the year ended March 31, 2013, SEC File No. 000-13251)

10.14+
Separation Agreement, effective July 12, 2013, by and between Medical Action Industries Inc. and John Sheffield (Exhibit 10.1 to Medical Action Industries Inc.’s Current Report on 8-K filed on July 17, 2013 SEC File No. 000-13251)

10.15+
Offer Letter dated May 20, 2013 by and between Medical Action Industries Inc. and Paul Chapman (Exhibit 10.17 to Medical Action Industries Inc.’s Annual Report on Form 10-K for the year ended March 31, 2013, SEC File No. 000-13251)

10.16+
Summary of Compensation Letter dated June 14, 2012 by and between Medical Action Industries Inc. and Paul D. Meringolo (Exhibit 10.18 to Medical Action Industries Inc.’s Annual Report on Form 10-K for the year ended March 31, 2013, SEC File No. 000-13251)

10.17+
Summary of Compensation Letter dated June 14, 2012 by and between Medical Action Industries Inc. and John Sheffield (Exhibit 10.19 to Medical Action Industries Inc.’s Annual Report on Form 10-K for the year ended March 31, 2013, SEC File No. 000-13251)

10.18+*	Transaction and Performance Bonus Agreement, dated March 3, 2014 by and between Medical Action Industries Inc. and Charles L. Kelly Jr.

10.19+
Summary of Compensation Letter dated June 14, 2012 by and between Medical Action Industries Inc. and Eric Liu (Exhibit 10.21 to Medical Action Industries Inc.’s Annual Report on Form 10-K for the year ended March 31, 2013, SEC File No. 000-13251)

10.20+
Summary of Compensation Letter dated June 14, 2012 by and between Medical Action Industries Inc. and Richard Setian (Exhibit 10.22 to Medical Action Industries Inc.’s Annual Report on Form 10-K for the year ended March 31, 2013, SEC File No. 000-13251)

10.21+
Promotion Letter dated July 1, 2013 by and between Medical Action Industries Inc. and Brian Baker (Exhibit 10.1 to Medical Action Industries Inc. Current Report on Form 8-K filed on July 2, 2013, SEC File No. 000-13251)

21.1*	Subsidiaries of Medical Action Industries Inc.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

23.2*	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer as required by Rule 13a – 14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer as required by Rule 13a – 14(a) of the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	XBRL Taxonomy Definition Linkbase Document

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document

*	Filed herewith

**	Furnished herewith

+	Identifies management contracts and compensatory plans and arrangements

#
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.