Form 10-Q
period 2014-06-30
MEDICAL ACTION INDUSTRIES INC
filed 2014-08-11
CIK 748270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

COMMISSION FILE NUMBER 000-13251

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

Large accelerated filer ___	Accelerated filer ✓
Non-accelerated filer ___	Smaller reporting company ___
(Do not check if a smaller reporting company)

           Indicate by check mark whether the registrant is a shell company (as described in Rule 12b-2 of the Exchange Act).
Yes __	No ✓

           16,519,253 shares of common stock are issued and outstanding as of August 11, 2014.

FORM 10-Q

PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements

MEDICAL ACTION INDUSTRIES INC.
  CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2014	March 31, 2014
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$30,897	$97
Accounts receivable, less allowance for doubtful accounts of $402 at June 30, 2014 and $501 at March 31, 2014	26,759	32,890
Inventories, net	35,427	32,718
Prepaid expenses	1,168	913
Deferred income taxes	1,201	1,201
Prepaid income taxes	-	409
Other current assets	4,367	2,649
Assets held for sale, current	-	61,113

Total Current Assets	99,819	131,990

Property, plant and equipment, net of accumulated depreciation of $18,060 at June 30, 2014 and $17,554 at March 31, 2014	26,091	26,161
Goodwill	19,144	19,144
Other intangible assets, net	23,268	23,737
Other assets, net	2,572	2,912

Total Assets	$170,894	$203,944

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$9,564	$16,456
Accrued expenses	20,036	21,924
Income Taxes Payable	4,788	-
Current portion of capital lease obligations	240	226
Current portion of long-term debt	-	40,112
Liabilities held for sale, current	-	4,200

Total Current Liabilities	34,628	82,918

Other long-term liabilities	1,027	1,012
Deferred income taxes	9,651	6,482
Capital lease obligations, less current portion	13,176	13,245

Total Liabilities	58,482	103,657

Stockholders’ Equity:
Common stock 40,000 shares authorized, $.001 par value; issued and outstanding 16,391 shares at June 30, 2014 and March 31, 2014	16	16
Additional paid-in capital	36,735	36,556
Accumulated other comprehensive loss	(651)	(651)
Retained earnings	76,312	64,366

Total Stockholders’ Equity	112,412	100,287

Total Liabilities and Stockholders’ Equity	$170,894	$203,944

See accompanying notes to the condensed consolidated financial statements.

MEDICAL ACTION INDUSTRIES INC.
  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended June 30,
	2014	2013
	(unaudited)	(unaudited)

Net sales	$71,933	$71,526
Cost of goods sold	58,446	58,142
Gross profit	13,487	13,384

Selling, general and administrative expenses	12,694	11,568
Operating income	793	1,816

Interest expense, net	793	1,656
Income from continuing operations before income taxes	-	160
Income tax expense	11	70
Income (loss) from continuing operations	(11)	90
Income from discontinued operations, net of income taxes	11,957	189
Net income	$11,946	$279

Basic earnings per share:
Net income (loss) from continuing operations	$(0.00)	$0.01
Net income from discontinued operations	0.73	0.01
Net income	$0.73	$0.02

Weighted-average common shares outstanding (basic)	16,391	16,391

Diluted earnings per share:
Net income (loss) from continuing operations	$(0.00)	$0.01
Net income from discontinued operations	0.73	0.01
Net income	$0.73	$0.02

Weighted-average common shares outstanding (diluted)	16,471	16,465

See accompanying notes to the condensed consolidated financial statements.

MEDICAL ACTION INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended June 30,
	2014	2013
	(unaudited)	(unaudited)

Net income	$11,946	$279
Other comprehensive income (loss):
Pension liability adjustment, net of income tax	-	-
Total comprehensive income	$11,946	$279

See accompanying notes to the condensed consolidated financial statements.

MEDICAL ACTION INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED JUNE 30, 2014
(Unaudited)
(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Equity

Balance at April 1, 2014	16,391	$16	$36,556	$(651)	$64,366	$100,287

Net income	-	-	-	-	11,946	11,946

Amortization of deferred compensation	-	-	4	-	-	4

Stock-based compensation	-	-	175	-	-	175

Balance at June 30, 2014	16,391	$16	$36,735	$(651)	$76,312	$112,412

See accompanying notes to the condensed consolidated financial statements.

MEDICAL ACTION INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended June 30,
	2014	2013
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$11,946	$279
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	492	1,213
Amortization	823	1,567
Provision for allowance for doubtful accounts	(99)	-
Deferred income taxes	3,169	-
Stock-based compensation	179	243
Loss on sale of property and equipment	-	(116)
Gain on sale of Patient Care business unit	(11,220)	-
Changes in operating assets and liabilities:
Accounts receivable	6,229	(2,192)
Inventories	(4,504)	2,414
Prepaid expenses and other current assets	(1,973)	(853)
Accrued income taxes	(2,456)	54
Other assets	(15)	(5,240)
Accounts payable	(6,892)	2,588
Accrued expenses and other	(1,872)	(701)

Net cash used in operating activities	(6,193)	(744)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,264)	(511)
Proceeds from sale of property and equipment	-	160
Proceeds from sale of Patient Care business unit, net of cash transferred	78,424	-
Net cash provided by (used in) investing activities	77,160	(351)

Cash flows from financing activities:
Proceeds from revolving line of credit and long-term borrowings	115,684	29,763
Principal payments on revolving line of credit and long-term borrowings	(155,796)	(29,057)
Principal payments on capital lease obligations	(55)	(43)
Net cash provided by (used in) financing activities	(40,167)	663

Net increase (decrease) in cash and cash equivalents	30,800	(432)
Cash and cash equivalents at beginning of period	97	558
Cash and cash equivalents at end of period	$30,897	$126

Supplemental disclosures:
Interest paid	519	817
Income taxes paid (refunded)	(216)	114

See accompanying notes to the condensed consolidated financial statements.

MEDICAL ACTION INDUSTRIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Medical Action Industries Inc. (“we”, “us”, “our”, or “ourselves”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in our 2014 Annual Report on Form 10-K.

A summary of our significant accounting policies is identified in Note 1 “Organization and Summary of Significant Accounting Policies” of our  2014 Annual Report on Form 10-K. Users of financial information produced for interim periods are encouraged to refer to the notes contained in the 2014 Annual Report on Form 10-K when reviewing interim financial results. There have been no changes to our significant accounting policies or to the assumptions and estimates involved in applying these policies. The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. All dollar amounts presented in our notes to condensed consolidated financial statements are presented in thousands, except share and per share data.

Note 2.	Summary of Significant Accounting Policies

The preparation of consolidated annual and quarterly financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. We have made a number of estimates and assumptions in the preparation of these condensed consolidated financial statements. We can give no assurance that actual results will not differ from those estimates. Some of the more significant estimates include allowances for trade rebates and doubtful accounts, realizability of inventories, goodwill and other intangible assets, depreciation and amortization of long-lived assets, valuation of deferred tax assets, pensions and other postretirement benefits and environmental and litigation matters. There have been no material changes to our critical accounting policies and estimates from the information provided in Note 1 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended March 31, 2014.

Note 3.	Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, which amends the guidance in Accounting Standard Codification (“ASC”) 205, Presentation of Financial Statements as it relates to reporting discontinued operations. The revised guidance raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the revised definition of a discontinued operation. This amended guidance is to be applied prospectively and is effective for reporting periods (interim and annual) beginning after December 15, 2014, for public companies, with early adoption permitted. The implementation of the amended accounting guidance is not expected to have a material impact on our consolidated financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, which supersedes the revenue recognition guidance in ASC 605, Revenue Recognition. The new guidance clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This amended guidance is effective retrospectively for reporting periods (interim and annual) beginning after December 15, 2016. We are currently assessing the potential impact of this ASU on our consolidated financial position and results of operations.

Note 4.	Discontinued Operations

On March 12, 2014, the Company entered into a purchase agreement with an affiliate of Inteplast Group, Ltd. for the sale of the Company’s wholly owned subsidiary, Medegen Medical Products, LLC, and certain other assets which comprised the Company’s Patient Care business unit.  The Company retained the cash, accounts receivable and all liabilities associated with the business unit except for an environmental liability.  On June 2, 2014, the Company completed the sale of its Patient Care business unit for gross proceeds of $78,628, subject to customary post-closing adjustments, and recorded a preliminary pre-tax gain of $18,873 ($11,220 net of tax) from the sale.  As of June 30, 2014, the Company has recorded a post closing adjustment of $1,639 as a receivable due from buyer related to the determination of the ending inventory balance.  Such determination is subject to review and acceptance by the buyer.  Any disputes with respect to the final inventory balance would be subject to arbitration in accordance with the purchase agreement.

As of June 30, 2014, the Company has also recorded a payable of $3,309 to the buyer for trade rebates related to sales of the Patient Care business unit prior to June 2, 2014.  Included in accounts receivable at June 30, 2014 is $2,635 of advanced rebates expected to be refunded to the Company by certain distributors as a result of the sale of the Patient Care business unit.

The results of operations of the Patient Care business unit for the three months ended June 30, 2014 and 2013 are presented as discontinued operations in the accompanying condensed consolidated statements of operations.

The components of the assets and liabilities classified as held for sale are as follows:

	June 30, 2014	March 31, 2014
Asset held for sale:
Inventories, net	-	$18,369
Property, plant and equipment, net	-	17,431
Goodwill	-	10,877
Other intangible assets, net	-	10,236
Other assets, net	-	4,200
Total assets held for sale, current	$-	$61,113

Liabilities held for sale:
Other liabilities	-	4,200
Total liabilities held for sale, current	$-	$4,200

The following table summarizes the results of the Company’s discontinued operations;

	Three Months Ended June 30,
	2014	2013
Net sales	$24,048	$35,715
Cost of goods sold	20,242	31,378
Selling, general and administrative expenses	2,567	4,043
Income from discontinued operations before gain on sale of business and income taxes	$1,239	$294
Gain on sale of business	18,873	-
Income taxes	8,155	105
Net income from discontinued operations	$11,957	$189

Note 5.	Inventories

Inventories, which are stated at the lower of cost (determined by means of the first in, first out method) or market, consist of the following:

	June 30, 2014	March 31, 2014
Finished goods, net	$13,914	$15,582
Raw materials, net	14,186	10,367
Work in progress, net	7,327	6,769

Total inventories, net	$35,427	$32,718

On a continuing basis, inventory quantities on hand are reviewed and an analysis of the provision for slow moving, excess and obsolete inventory is performed based primarily on our sales history and anticipated future demand. The reserve for slow moving, excess and obsolete inventory amounted to approximately $1,031 at June 30, 2014 and $953 at March 31, 2014.

Note 6.	Capital Lease

The gross amount and net book value of the assets under the capital lease are as follows:

	June 30, 2014	March 31, 2014
Capital lease, gross	$11,409	$11,409
Less: Accumulated amortization	(2,353)	(2,200)
Capital lease, net	$9,056	$9,209

The amortization expense associated with the capital lease is as follows:

	Three Months Ended June 30,
	2014	2013
Cost of sales	$35	$35
Selling, general and administration	118	119
Capital lease, net	$153	$154

As of June 30, 2014, the capital lease requires monthly payments of $129 with increases of 2% per annum. The lease contains provisions for an option to buy in January 2016 and expires in March 2029. The effective rate on the capital lease obligation is 9.9%.  We recorded interest expense associated with the lease obligation of $332 and $336 for the three months ended June 30, 2014 and 2013, respectively.

The following is a schedule by years of the future minimum lease payments under the capital lease as of June 30, 2014:

Capital Lease Payments
Balance of Fiscal 2015	$1,162
2016	1,580
2017	1,611
2018	1,643
2019	1,676
Thereafter	18,723
Total minimum lease payments	26,395
Less: Amounts representing interest	(12,979)
Present value of minimum lease payments	13,416
Less: Current portion of capital lease obligation	(240)
Long-term portion of capital lease obligation	$13,176

Note 7.	Related Party Transactions

A current member of our board of directors is currently a minority shareholder of Custom Healthcare Systems (“CHS”), an assembler and packager of Class 1 medical products. CHS is a supplier to our AVID facility located in Toano, Virginia for small kits and trays. They also purchase sterile instruments from our facility located in Arden, North Carolina.

The amounts sold to and purchased from CHS are as follows:

	Three Months Ended June 30,
	2014	2013

Sold to CHS	$245	$213
Purchased from CHS	461	437

The following table represents the amounts due from and due to CHS:

	June 30, 2014	March 31, 2014

Due from CHS	$283	$330
Due to CHS	32	14

Note 8.	Other Intangible Assets

The book values, accumulated amortization and original useful life by asset class of the Company’s other intangible assets as of June 30, 2014 and March 31, 2014 are as follows:

		June 30, 2014			March 31, 2014
	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks/Tradenames not subject to amortization	N/A	$569	$-	$569	$569	$-	$569
Trademarks subject to amortization (5 years)	1.4	2,100	(1,610)	490	2,100	(1,505)	595
Customer Relationships (20 years)	16.4	27,500	(5,291)	22,209	27,500	(4,927)	22,573

Total		$30,169	$(6,901)	$23,268	$30,169	$(6,432)	$23,737

We recorded amortization expense related to the above amortizable intangible assets of $469 for both three month periods ended June 30, 2014 and 2013, respectively. The estimated aggregate amortization expense for each of the succeeding years ending June 30, 2019 is as follows:

Fiscal Year	Amount
2015	$1,795
2016	1,445
2017	1,375
2018	1,375
2019	1,375
$7,365

Note 9.	Credit Facilities and Long-Term Debt

Long-term debt consists of the following:

	June 30, 2014	March 31, 2014
Revolving credit loan	$-	$29,976
Term loan	-	10,136

Total outstanding	$-	$40,112

Less: current portion	-	40,112

Total long-term debt	$-	$-

On May 17, 2013, the Company entered into a credit agreement (the “New Credit Agreement”), among the Company, as borrower and Wells Fargo Bank, National Association, as administrative agent and lender.  The New Credit Agreement provides for a maximum borrowing capacity of $65,000 consisting of the following loans: (1) a $11,505 secured term loan (the “Term Loan”) fully drawn by the Company on May 17, 2013, (2) $5,000 in unsecured delayed draw term loans (collectively, the “Delayed Draw Term Loans”) and (3) up to $53,495 in revolving loans (collectively, the “Revolving Loans”), which may be reduced by the amount of any outstanding Delayed Draw Term Loans drawn by the Company.  The proceeds from the New Credit Agreement were used to repay a prior credit agreement.

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

During fiscal 2015, the average interest rate on the Term Loan under the New Credit Agreement approximated 2.24% and the average interest rate on the Revolving Loans under the New Credit Agreement approximated 2.67%.

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

As a result of the sale of the Patient Care business unit on June 2, 2014, the Company repaid all amounts outstanding on both the Revolving and Term loans under the New Credit Agreement.

During the three months ending June 30, 2014 the Company charged $197, related to unamortized financing costs related to the Term Loan, to interest expense.  The remaining unamortized financing costs associated with the Revolving Loans and will be amortized financing costs over the remaining life of the New Credit Agreement using the straight-line interest method.

Note 10.	Stock – Based Compensation Plans

We have various stock-based compensation plans and recognized stock-based compensation (exclusive of deferred tax benefits) for awards granted under our stock-based compensation plans in the following line items in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,
	2014	2013
Cost of sales	$4	$2
Selling, general and administrative expenses	175	183

Stock-based compensation expense before income tax benefits	$179	$185

No stock options were granted during the three months ended June 30, 2014.

We granted 407,500 stock options to employees during the three months ended June 30, 2013, which vest 25% during fiscal 2015, 25% during fiscal 2016 and 50% during fiscal 2017.  The options expire 10 years from the date of grant and have a weighted average exercise price equal to $8.39, have a weighted average remaining contractual term of 8.9 years and weighted average grant date fair value of $4.56 per share determined based upon a Black-Scholes option valuation model.

The fair value of stock options on the date of grant, and the weighted average assumptions used to estimate the fair value of the stock options granted during the respective periods using the Black-Scholes option valuation model were as follows:

	Three Months Ended June 30,
	2014	2013
Dividend yield	n/a	n/a
Weighted-average expected volatility	n/a	62.5%
Risk-free interest rate	n/a	0.9%
Expected life of options (in years)	n/a	5.37
Fair value of options granted	n/a	$4.56

The following is a summary of the changes in outstanding options for all of our plans during the three months ended June 30, 2014:

	Shares	Weighted Average Exercise Price	Remaining Weighted Average Contract Life (Years)	Aggregate Intrinsic Value
Outstanding at April 1, 2014	1,692,750	$10.12	6.2	$982
Granted	-	$-
Exercised	-	$-
Expired/Forfeited	(16,500)	$12.28
Outstanding at June 30, 2014	1,676,250	$10.10	6.0	$7,198

Options exercisable at June 30, 2014	1,014,500	$12.13	4.2	$2,734

Expected to vest as of June 30, 2014	1,606,983	$10.22	5.8	$6,761

No options were exercised during the three months ended June 30, 2014. As of June 30, 2014, there was approximately $2,531 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under our plans and that cost is expected to be recognized over a period of 1.9 years.

The following is a summary of the changes in non-vested stock options for the three months ended June 30, 2014:

	Shares	Average Grant Date Fair Value
Outstanding at April 1, 2014	747,250	$4.13
Granted	-	$-
Vested	(82,188)	$6.61
Forfeited	(3,000)	$2.64

Outstanding at June 30, 2014	662,062	$3.82

Grants of restricted stock are common stock awards granted to recipients with specified vesting provisions. The restricted stock issued vests based upon the recipients continued service over time (five-year vesting period). We estimate the fair value of restricted stock based on our closing stock price on the date of grant.

The following is a summary of restricted stock activity in our 1994 Stock Incentive Plan for the three months ended June 30, 2014:

	Shares	Weighted Average Grant Price
Outstanding at April 1, 2014	3,750	$12.58
Granted	-	$-
Vested	(1,875)	$12.58
Forfeited	(1,875)	$12.58

Outstanding at June 30, 2014	-	$-

Expected to vest as of June 30, 2014	-	$-

Note 11.	Income Taxes

The Company’s provision for income taxes consists of federal, state and local taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. The Company’s annual effective tax rate for fiscal 2015 excluding discrete items is estimated to be 40.4% based upon the Company’s anticipated earnings.

For the three months ended June 30, 2014, the Company recorded a provision for income taxes of $11, which consisted of federal, state and local taxes, including a discrete item of $10 related to the accrual of interest for uncertain tax positions under ASC 740 – Income taxes (“ASC 740”). For the three months ended June 30, 2013, the Company recorded a tax provision of $70.

Note 12.	Earnings (Loss) Per Share

Basic earnings (loss) per share are based on the weighted average number of common shares outstanding without consideration of potential common shares. Diluted earnings (loss) per share are based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average prices during the periods. Excluded from the calculation of earnings (loss) per share are options to purchase 1,361,310 shares for the three months ended June 30, 2014 and 1,312,231 shares for the three months ended June 30, 2013, as their inclusion would not have been dilutive.

The following is a reconciliation of the numerator and denominator of the basic and diluted net earnings (loss) per share computations for the three months ended June 30, 2014 and 2013, respectively.

	2014	2013

Numerator :
Income (loss) from continuing operations	$(11)	$90
Income from discontinued operations, net of income taxes (Footnote 4)	11,957	189
Net income for basic and dilutive earnings per share	$11,946	$279
Denominator :
Denominator for basic earnings (loss) per share - weighted average shares outstanding (in thousands)	16,391	16,391

Effect of dilutive securities:
Employee and director stock options	80	74
Denominator for diluted earnings per share - adjusted weighted average shares outstanding (in thousands)	16,471	16,465

Basic earnings per share:
Income (loss) from continuing operations	$(0.00)	$0.01
Income from discontinued operations, net of income taxes	$0.73	$0.01
Net income	$0.73	$0.02
Diluted earnings per share:
Income (loss) from continuing operations	$(0.00)	$0.01
Income from discontinued operations, net of income taxes	$0.73	$0.01
Net income	$0.73	$0.02

Note 13.	Accounts Payable and Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2014	March 31, 2014
Accrued accounts payable	$6,364	$6,219
Accrued liabilities related to sale of the Patient Care business unit (footnote 4)	3,309	-
Other accrued liabilities	2,417	2,915
Employee compensation and benefits	1,912	3,025
Accrued distributor fees	1,781	2,011
Group purchasing organization fees	1,774	1,977
Accrued bonuses	1,271	4,109
Professional fees	941	767
Freight and duty	267	901
Total accrued expenses	$20,036	$21,924

Note 14.	Fair Value of Financial Instruments

Due to their maturities and/or variable interest rates, certain financial instruments have fair values that approximate their carrying values. These instruments include cash and cash equivalents, accounts receivable, trade payables and our outstanding debt under the Company’s term loan and revolving credit facility. The book value and the fair value of the Company’s capital lease obligation amounted to $13,416 and $15,479, respectively as of June 30, 2014. The fair value was determined based on the Company’s current incremental borrowing rate and is considered a Level 3 input.

Note 15.	Business Concentrations and Major Customers

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

Sales to Owens & Minor, Inc. and Cardinal Health Inc., (the “Distributors”) accounted for approximately 45.2% and 19.6% of net sales, respectively for three months ended June 30, 2014. Although the Distributors may be deemed in a technical sense to be major purchasers of our products, they typically serve as a distributor between the end user and ourselves and do not make significant purchases for their own account. We, therefore, do not believe it is appropriate to categorize the Distributors as customers for the purpose of evaluating concentrations.

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

Note 16.	Other Matters

The Company is a party to a product liability lawsuit arising out of the conduct of its ordinary course of business.  A global settlement of claims has been approved by the court and management expects a settlement agreement to be executed by the plaintiffs. While execution of the settlement agreement by the plaintiffs cannot be predicted with certainty, the ultimate liability under such product liability lawsuit is covered by the Company’s insurance and management does not expect that the court approved amount of the settlement or any other ultimate liability, if any, arising out of such product liability lawsuit, will have a material adverse effect on the financial position or results of operations of the Company.

On June 24, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with a wholly owned subsidiary of Owens & Minor, Inc. (“Owens & Minor”) and Mongoose Merger Sub Inc. (“Merger Sub”), a wholly owned subsidiary of Owens & Minor, under which Owens & Minor will acquire all outstanding shares of the Company (the “Merger”).  Owens & Minor and the Company currently expect to complete the Merger in the fourth quarter of 2014, subject to receipt of the required stockholder and regulatory approvals and to the satisfaction or waiver of the other conditions to the transactions contemplated by the Merger Agreement.

Two putative stockholder class action lawsuits challenging the Merger have been filed, both in Suffolk County Supreme Court in New York and have been consolidated under the caption In re Medical Action Industries Inc. Shareholders Litigation (the “Shareholder Lawsuit”).    The Shareholder Lawsuit names the Company, certain of the Company’s current directors and officers, Owens & Minor and Merger Sub as defendants.  The Shareholder Lawsuit has been brought by purported stockholders of the Company, both individually and on behalf of a putative class consisting of public stockholders of the Company.  The Shareholder Lawsuit generally alleges, among other things, that certain of the directors and officers of the Company breached their fiduciary duties to stockholders of the Company by agreeing to a transaction with inadequate consideration and unfair terms pursuant to an inadequate process.  The Shareholder Lawsuit seeks, in general, and among other things, (i) injunctive relief enjoining the transactions contemplated by the Merger Agreement, (ii) in the event the Merger is consummated, rescission or an award of rescissory damages, (iii) an award of plaintiffs’ costs, including reasonable attorneys’ and experts’ fees, (iv) an accounting by the defendants to plaintiffs for all damages caused by the defendants and (v) such further relief as the court deems just and proper.

The Shareholder Lawsuit is at a preliminary stage.  The Company and the other defendants believe that the Shareholders Lawsuit is without merit and intend to defend against it vigorously. In the opinion of management, the ultimate outcome of this matter will not have a material adverse effect on the Company’s financial position or results of operations.

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

Important factors and risks that could cause actual results to differ materially from those referred to in the forward-looking statements include, but are not limited to, the effect of economic and market conditions, the impact of the consolidation throughout the healthcare supply chain, volatility of raw material costs, volatility in oil prices, foreign currency exchange rates, the impact of healthcare reform, opportunities for acquisitions and our ability to effectively integrate acquired companies, our ability to maintain its gross profit margins, the ability to obtain additional financing to expand our business, our failure to successfully compete with competitors that have greater financial resources, the loss of key management personnel or the inability to attract and retain qualified personnel, the impact of current or pending legislation and regulation, as well as the risks described from time to time in our filings with the Securities and Exchange Commission, which include this report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

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

On March 12, 2014, the Company entered into a purchase agreement with an affiliate of Inteplast Group, Ltd. for the sale of the Company’s wholly owned subsidiary, Medegen Medical Products, LLC, and certain other assets which comprised the Company’s Patient Care business unit.  The Company retained the cash, accounts receivable and all liabilities associated with the business unit except for an environmental liability.  On June 2, 2014, the Company completed the sale of its Patient Care business unit for gross proceeds of $78,628, subject to customary post-closing adjustments.

As of March 31, 2014, the Company has classified the assets and liabilities subject to the purchase agreement as held for sale and presented the results of operations of the Patient Care business unit for the three months ended June 30, 2014 and 2013 as discontinued operations in the accompanying condensed consolidated statements of operations.

Our growth strategy has included both acquisitions and expansion of existing product lines. In August 2010, we acquired AVID which markets and assembles custom procedure trays.  While we had previously made both custom and standard minor procedure kits and trays, the acquisition of AVID significantly expanded our product line offerings within the Clinical Care market, increased our sales team and provided opportunities to cross sell our existing product lines. We have supply agreements with substantially every major GPO and IDN in the country including Novation, Premier and MedAssets.  A majority of the acute care facilities that we sell to belong to at least one GPO.  The supply agreements awarded to us through these GPOs designate us as a sole-source or multi-source provider for substantially all of our product offerings. The supply agreements with GPOs and IDNs typically have no minimum purchase requirements and terms of one to three years that can be terminated on 90 days’ advance notice.  While the acute care facilities associated with the GPOs and IDNs are not obligated to purchase our product offerings, many of these supply agreements have resulted in unit sales growth.  Acute care facility orders purchased through our supply agreements with the three largest GPOs in the healthcare industry, Novation, Premier and MedAssets, accounted for $38,559 or 54% of our total net sales for the three months ended June 30, 2014.

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

During the three months ended June 30, 2014 and 2013, we reported net sales of $71,933 and $71,526, respectively from continuing operations. Our net income (loss) and earnings (loss) per diluted share from continuing operations during the three months ended June 30, 2014 and 2013 amounted to $(11) and $(0.00) per share, and $90 and $0.01 per share, respectively.

THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO THREE MONTHS ENDED JUNE 30, 2013:

Net sales during the three months ended June 30, 2014 and 2013 amounted to $71,933 and $71,526, respectively, representing an increase of $407 or less than 1.0%.  The increase is primarily attributable to greater domestic market share associated with our custom procedure trays and minor procedure trays product categories.  These increases were partially offset by lower domestic market share associated with our operating room products category.

Gross profit was $13,487 during the three months ended June 30, 2014 and $13,384 during the three months ended June 30, 2013, representing an increase of $103 or less than 1.0%.  Gross profit as a percentage of net sales was 18.7% during both the three month periods ended June 30, 2014 and June 30, 2013. The increase in gross profit compared to the prior fiscal year was due to an increase in overall sales volume.

During the three months ended June 30, 2014, we imported approximately $8,923 of finished goods and certain raw materials from overseas vendors, principally China. Our main imports are operating room products, which include operating room towels and laparotomy sponges, minor procedure kits and trays and surgical instruments used in our minor procedure kits and trays that we do not produce domestically. The products we procure from China-based vendors include cotton as a raw material.

The costs within the global market for cotton, while still volatile, have declined from their peak in March 2011. We do not directly purchase unfinished cotton and convert the material into finished goods; however, cotton is the primary raw material utilized by our vendors in the production of our operating room towels and laparotomy sponges.   The volume of cotton included in our products is estimated to be approximately 11 million pounds per annum. Our gross profit during the three months ended June 30, 2014 increased by $40 due to lower costs of products sourced from overseas vendors.

Selling, general and administrative expenses amounted to $12,694 and $11,568 during the three months ended June 30, 2014 and 2013, respectively.  The increase was primarily due to higher compensation-related expenses and higher legal expenses.

Interest expense declined to $793 for the three months ended June 30, 2014 as a result of the full paydown of the outstanding debt on June 2, 2014 as compared to $1,656 for the three months ended June 30, 2013, respectively. The decrease in interest expense was also attributable to a decline in interest rates.

Income tax expense amounted to $11 and $70 during the three months ended June 30, 2014 and 2013, respectively.  The effective tax rate for the three months ended June 30, 2014 is higher than the statutory rate primarily due to the tax effect of nondeductible expenses, the Section 199 manufacturing deduction and state and local taxes.  The Company estimates its full-year fiscal 2015 effective tax rate to be approximately 40%.

Income from discontinued operations, net of taxes during the three months ended June 30, 2014 and 2013 amounted to $11,957 and $189, respectively.  The increase is primarily attributed to $11,220 in net gain on sale in June 2014. Income from discontinued operations for the period from April 1, 2014 until June 2, 2014 (date of sale) was $737 which is an increase from $189 in the prior year.  The increase was due to improvements in manufacturing efficiencies, which was partially offset by increases of $563 in resin cost, which is the primary raw material utilized in the manufacture of the products associated with the Patient Care business unit.

Liquidity and Capital Resources

Borrowing Arrangements

On May 17, 2013, the Company entered into a credit agreement (the “New Credit Agreement”), among the Company, as borrower and Wells Fargo Bank, National Association, as administrative agent and lender.  The New Credit Agreement provides for a maximum borrowing capacity of $65,000 consisting of the following loans: (1) a $11,505 secured term loan (the “Term Loan”) fully drawn by the Company on May 17, 2013, (2) $5,000 in unsecured delayed draw term loans (collectively, the “Delayed Draw Term Loans”) and (3) up to $53,495 in revolving loans (collectively, the “Revolving Loans”), which may be reduced by the amount of any outstanding Delayed Draw Term Loans drawn by the Company.  The proceeds from the New Credit Agreement were used to repay a prior credit agreement.

The Revolving Loans can be used to finance the working capital needs and general corporate purposes of the Company and for permitted acquisitions.  The Term Loan and Revolving Loan mature on May 17, 2018.  The commitments with respect to the Delayed Draw Term Loans terminate on May 17, 2015 and any Delayed Draw Term Loans drawn by the Company also mature on May 17, 2015.  The Term Loan amortized in consecutive monthly installments, each in the principal amount of $137, commencing June 1, 2013.  Any Delayed Draw Term Loan drawn by the Company will amortize in consecutive monthly installments, each in the principal amount equal to the result of (1) the original principal amount of such Delayed Draw Term Loan divided by (2) the number of months remaining from the date the Delayed Draw Term Loan was drawn until May 17, 2015.  Any undrawn commitments under the Delayed Draw Term Loans will be reduced by $208 on each calendar month, commencing June 1, 2013.  Borrowings under the New Credit Agreement are collateralized by substantially all the assets of, and are fully guaranteed by, the Company and its subsidiaries as described in Footnote 8 – Credit  Facilities and Long – Term Debt.

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

As a result of the sale of the Patient Care business unit, the Company repaid all amounts outstanding on both the Revolving and Term Loans on June 2, 2014 and recorded all amounts due related to the New Credit Agreement as current as of March 31, 2014.

Cash Flows

Cash and cash equivalents changed as follows during the three months ended June 30:

	2014	2013
Cash used in operating activities	$(6,193)	$(744)
Cash provided by (used in) investing activities	$77,160	$(351)
Cash provided by (used in) financing activities	$(40,167)	$663
Increase (decrease) in cash and cash equivalents	$30,800	$(432)

Historically, our primary sources of liquidity and capital resources have included cash provided by operations and the use of available borrowing facilities while the primary uses of liquidity and capital resources have included acquisitions, capital expenditures and payments on debt.

Cash used in operating activities during the three months ended June 30, 2014 was primarily the result of increases in inventories of $4,504; decreases in accounts payable of $6,892, prepaid expenses and other current assets of $1,973 and accrued expenses of $1,872, which was partially offset by reductions in accounts receivable of $6,229. The decreases in accounts receivable, accounts payable and accrued expenses were principally due to the sale of the Patient Care business unit. The buyer did not assume any working capital assets and liabilities on the date of the transaction. The increase in inventories is due to the timing of raw material receipts.

Cash provided by investing activities during the three months ended June 30, 2014 consisted of $78,424 in proceeds from the sale of the Patient Care business unit, which was partially offset by $1,264 in purchases of property, plant and equipment.  Our New Credit Agreement contains certain restrictive covenants but do not limit the amount of capital expenditures per annum.  On an annual basis, management expects to make capital expenditures on machinery and equipment to improve efficiencies at our manufacturing facilities.

Cash used in financing activities during the three months ended June 30, 2014 consisted primarily of $40,112 in net payments on our Credit Agreement. The Company paid down its outstanding indebtedness in full using a portion of the proceeds from the sale of the Patient Care business unit.

Financial Position

The following table sets forth certain liquidity and capital resources data for the periods indicated:

	June 30, 2014	March 31, 2014
	(unaudited)

Cash and cash equivalents	$30,897	$97
Accounts receivable, net	$26,759	$32,890
Days sales outstanding	28.2	28.1
Inventories, net	$35,427	$32,718
Inventory turnover	6.7	6.1
Current assets	$99,819	$131,990
Goodwill	$19,144	$19,144
Working capital	$65,191	$49,072
Current ratio	2.9	1.6
Total borrowings	$13,416	$53,583
Stockholder’s equity	$112,412	$100,287
Debt to equity ratio	0.12	0.53

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

Contractual Obligations

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity.  At June 30, 2014, such obligations and commitments are as follows:

	Total	Less than 1 Year	2 – 3 Years	4 - 5 Years	After 5 Years
Capital lease obligations	26,395	1,556	3,207	3,337	18,295
Purchase obligations	10,213	10,213	-	-	-
Operating leases	1,732	970	684	78	-
Defined benefit plan payments	862	62	140	265	395

Total contractual obligations	$39,202	$12,801	$4,031	$3,680	$18,690

There are approximately $1,027 of estimated liabilities related to unrecognized tax benefits that have been excluded from the contractual obligation table because we could not make a reasonable estimate of when those amounts would become payable.

Related Party Transactions

A current member of our board of directors is currently a minority shareholder of Custom Healthcare Systems (“CHS”), an assembler and packager of Class 1 medical products. CHS is a supplier to our AVID facility located in Toano, Virginia for small kits and trays. They also purchase sterile instruments from our facility located in Arden, North Carolina.

The amounts sold to and purchased from CHS are as follows:

	Three Months Ended June 30,
	2014	2013

Sold to CHS	$245	$213
Purchased from CHS	461	437

The following table represents the amounts due from and due to CHS:

	June 30, 2014	March 31, 2014

Due from CHS	$283	$330
Due to CHS	32	14

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks, such as changes in foreign exchange rates, interest rates and commodity pricing risks.  The following quantitative and qualitative information is provided about market risks to which we were exposed at June 30, 2014, and from which we may incur future gains or losses.  We have not entered, nor do we intend to enter, into derivative financial instruments for speculative purposes.

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

Interest Rate Risk

As of June 30, 2014, there were no outstanding borrowings under our New Credit Agreement.  Term loans outstanding under the New Credit Agreement bear interest at a rate per annum equal to, at our election, (1) LIBOR Rate (as defined in the New Credit Agreement) plus a margin ranging from 2.50% to 3.00%, depending on the Average Access Availability (as defined in the New Credit Agreement) at the time of calculation, or (2) Base Rate (as defined in the New Credit Agreement) plus a margin ranging from 1.50% to 2.00%, depending on the Average Access Availability at the time of calculation.  Revolving loans outstanding under the New Credit Agreement bear interest at a rate per annum equal to, at our election, (1) LIBOR Rate plus a margin ranging from 2.00% to 2.50%, depending on the Average Access Availability at the time of calculation, or (2) Base Rate plus a margin ranging from 1.00% to 1.50%, depending on the Average Access Availability at the time of calculation.  If drawn, Delayed Draw Term Loans outstanding under the New Credit Agreement will bear interest at a rate per annum equal to, at our election, (1) LIBOR Rate plus a margin ranging from 4.25% to 4.75%, depending on the Average Access Availability at the time of calculation, or (2) Base Rate plus a margin ranging from 3.25% to 3.75%, depending on the Average Access Availability at the time of calculation.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Report. Based upon that evaluation, our management concluded that, as of June 30, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2014, we have not made any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We continue to review, document and test our internal control over financial reporting and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts may lead to various changes in our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

As of August 11, 2014, we are involved in a product liability lawsuit, which is covered by insurance. While the results of the lawsuit cannot be predicted with certainty, management does not expect that the ultimate liabilities, if any, will have a material adverse effect on our financial position or results of operations.

Also, as of August 11, 2014, we are involved in two putative stockholder class action lawsuits challenging our Agreement and Plan of Merger with a wholly owned subsidiary of Owens & Minor, Inc. Such suits are at a preliminary stage. In the opinion of management, the ultimate outcome of this matter will not have a material adverse effect on the Company’s financial position or results of operations.

Item 1A.	Risk Factors

Additional Risk Factors

There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

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

31.1 and 31.2 – Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1 and 32.2 – Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 – The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in eXtensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets (Unaudited), (ii) the Condensed Consolidated Statements of Operations (Unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (loss) (Unaudited), (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited), (v) the Condensed Consolidated Statements of Cash Flows (Unaudited) and (vi) Notes to the Condensed Consolidated Financial Statements (Unaudited)

	(b)	Reports on Form 8-K

Current Report on Form 8-K dated June 24, 2014, covering Item 1.01 – Entry into a Material Definitive Agreement, Item 8.01 – Other Events and Item 9.01 – Financial Statements and Exhibits

Current Report on Form 8-K dated June 25, 2014, covering Item 8.01 – Other Events and Item 9.01 – Financial Statements and Exhibits

Current Report on Form 8-K dated August 8, 2014, covering Item 5.07 – Submission of Matters to a Vote of Security Holders

Current Report on Form 8-K dated August 11, 2014, covering Item 2.02 – Results of Operations and Financial Condition and Item 9.01 – Financial Statement and Exhibits

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2014	By:	/s/ Brian Baker
Brian Baker
Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)