Form 10-K/A
period 2014-03-31
MEDICAL ACTION INDUSTRIES INC
filed 2014-09-30
CIK 748270

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

EXPLANATORY NOTE

Our company is filing this Amendment No. 2 on Form 10-K/A (the “Amendment”) to our annual report on Form 10-K for the period ended March 31, 2014 (the “Form 10-K”), filed with the Securities and Exchange Commission on June 16, 2014 (the “Original Filing Date”), to amend the date of the Report of Grant Thornton LLP, Independent Registered Public Accounting Firm, to June 14, 2012, to amend the reference thereto in the Report of KPMG LLP, Independent Registered Public Accounting Firm, and to update Exhibits 23.1, 23.2 and 101 in connection therewith.

This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and, except with respect to the date modifications discussed above, does not modify or update in any way disclosures made in the Form 10-K. No other changes have been made to the Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Form 10-K, have been amended, restated and re-executed as of the date of this Amendment and are included as Exhibits 31.1, 31.2 and 32.1 hereto.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Medical Action Industries Inc.:

We have audited the accompanying consolidated balance sheets of Medical Action Industries Inc. and subsidiaries as of March 31, 2014 and 2013, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of Medical Action Industries Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.  The accompanying consolidated financial statements of Medical Action Industries Inc. and subsidiaries for the year ended March 31, 2012, were audited by other auditors whose report thereon dated June 14, 2012 expressed an unqualified opinion on those statements, before the effects of the adjustments that were applied to the consolidated financial statements for the year ended March 31, 2012 to present Medical Action Industries Inc.’s Patient Care business unit as discontinued operations as described in note 3 to the consolidated financial statements.

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

In our opinion, the consolidated financial statements referred to above, which are before the effects of the adjustments to retrospectively apply the change in accounting described in Note 3, of Medical Action Industries Inc. and subsidiaries present fairly, in all material respects, the results of their operations and their cash flows for the year ended March 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule for the year ended March 31, 2012, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of September, 2014.

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

(a) Write off of uncollected accounts
(b) Disposal of slow moving and obsolete inventory
(c) Represents amounts related to assets held for sale

EXHIBIT INDEX

Exhibit No.		Description

2.1	*
Agreement and Plan of Merger, dated August 27, 2010, by and among Medical Action Industries Inc., MA Acquisition Inc., AVID Medical, Inc. and Michael Sahady as Stockholder Representative (Exhibit 2.1 to Medical Action Industries Inc.’s Current Report on Form 8-K filed on August 30, 2010, SEC File No. 000-13251)

2.2	*
Purchase Agreement, dated as of March 12, 2014, by and among Medical Action Industries Inc., as seller, Medira Inc., as buyer, and Inteplast Group, Ltd., solely for purposes of Sections 5.1(b) and 11.20 thereof (Exhibit 2.1 Medical Action Industries Inc.’s Current Report on Form 8-K filed on March 13, 2014, SEC File No. 000-13251)

3.1	*	Certificate of Incorporation (Exhibit 3.1 to Medical Action Industries Inc.’s Annual Report on Form 10-K for the year ended March 31, 2002, SEC File No. 000-13251)

3.2	*	Amended and Restated Bylaws (Exhibit 3.2 to Medical Action Industries Inc.’s Current Report on Form 8-K filed on November 7, 2011, SEC File No. 000-13251)

10.1	*
Credit Agreement, dated May 17, 2013, by and among Medical Action Industries Inc., the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (Exhibit 10.1 to Medical Action Industries Inc. Current Report on Form 8-K filed on May 22, 2013, SEC File No. 000-13251)

10.2	*
First Amendment to Credit Agreement and Guaranty and Security Agreement, dated June 2, 2014, by and among Medical Action Industries Inc., Wells Fargo Bank, National Association and the guarantors party thereto (Exhibit 10.1 to Medical Action Industries Inc. Current Report on Form 8-K filed on June 3, 2014, SEC File No. 000-13251)

10.3	*+	1996 Non-Employee Director Stock Option Plan, as amended (Exhibit 10.1 to Medical Action Industries Inc.’s Annual Report on Form 10-K for the year ended March 31, 2007, SEC File No. 000-13251)

10.4	*+
Form of Stock Option Award Agreement under the 1996 Non-Employee Director Stock Option Plan (Exhibit 10.4 to Medical Action Industries Inc.’s Annual Report on Form 10-K for the year ended March 31, 2013, SEC File No. 000-13251)

10.5	*+	1989 Non-Qualified Stock Option Plan, as amended (Exhibit 10.2 to Medical Action Industries Inc.’s Annual Report on Form 10-K for the year ended March 31, 2007, SEC File No. 000-13251)

10.6	*+
Form of Stock Option Award Agreement under the 1989 Non-Qualified Stock Option Plan (Exhibit 10.6 to Medical Action Industries Inc.’s Annual Report on Form 10-K for the year ended March 31, 2013, SEC File No. 000-13251)

10.7	*+	1994 Stock Incentive Plan, as amended (Exhibit 10.3 to Medical Action Industries Inc.’s Annual Report on Form 10-K for the year ended March 31, 2007, SEC File No. 000-13251)

10.8	*+
Form of Stock Option Award Agreement under the 1994 Stock Incentive Plan (Exhibit 10.8 to Medical Action Industries Inc.’s Annual Report on Form 10-K for the year ended March 31, 2013, SEC File No. 000-13251)

10.10	*+
Form of Amended and Restated Change in Control Agreement dated December 31, 2010 (Exhibit 10.1 to Medical Action Industries Inc.’s Current Report on Form 8-K filed on January 6, 2011, SEC File No. 000-13251)

10.11	*+
Medical Action Industries Inc. Summary of Non-Employee Director Compensation (as of June 2013) (Exhibit 10.13 to Medical Action Industries Inc.’s Annual Report on Form 10-K for the year ended March 31, 2013, SEC File No. 000-13251)

10.12	*+
Amendment to the Medical Action Industries Inc. Stock Option Plan for Non-Employee Directors dated August 13, 2009 (Exhibit A to Medical Action Industries, Inc.’s Definitive Proxy Statement on Schedule 14A filed June 19, 2009, SEC File No. 000-13251)

10.13	*+
Medical Action Industries Inc. Summary of Annual Performance Based Bonus Program (Exhibit 10.15 to Medical Action Industries Inc.’s Annual Report on Form 10-K for the year ended March 31, 2013, SEC File No. 000-13251)

10.14	*+
Separation Agreement, effective July 12, 2013, by and between Medical Action Industries Inc. and John Sheffield (Exhibit 10.1 to Medical Action Industries Inc.’s Current Report on 8-K filed on July 17, 2013 SEC File No. 000-13251)

10.15	*+
Offer Letter dated May 20, 2013 by and between Medical Action Industries Inc. and Paul Chapman (Exhibit 10.17 to Medical Action Industries Inc.’s Annual Report on Form 10-K for the year ended March 31, 2013, SEC File No. 000-13251)

10.16	*+
Summary of Compensation Letter dated June 14, 2012 by and between Medical Action Industries Inc. and Paul D. Meringolo (Exhibit 10.18 to Medical Action Industries Inc.’s Annual Report on Form 10-K for the year ended March 31, 2013, SEC File No. 000-13251)

10.17	*+
Summary of Compensation Letter dated June 14, 2012 by and between Medical Action Industries Inc. and John Sheffield (Exhibit 10.19 to Medical Action Industries Inc.’s Annual Report on Form 10-K for the year ended March 31, 2013, SEC File No. 000-13251)

10.18	*+	Transaction and Performance Bonus Agreement, dated March 3, 2014 by and between Medical Action Industries Inc. and Charles L. Kelly Jr.

10.19	*+
Summary of Compensation Letter dated June 14, 2012 by and between Medical Action Industries Inc. and Eric Liu (Exhibit 10.21 to Medical Action Industries Inc.’s Annual Report on Form 10-K for the year ended March 31, 2013, SEC File No. 000-13251)

10.20	*+
Summary of Compensation Letter dated June 14, 2012 by and between Medical Action Industries Inc. and Richard Setian (Exhibit 10.22 to Medical Action Industries Inc.’s Annual Report on Form 10-K for the year ended March 31, 2013, SEC File No. 000-13251)

10.21	*+
Promotion Letter dated July 1, 2013 by and between Medical Action Industries Inc. and Brian Baker (Exhibit 10.1 to Medical Action Industries Inc. Current Report on Form 8-K filed on July 2, 2013, SEC File No. 000-13251)

21.1	*	Subsidiaries of Medical Action Industries Inc.

23.1	**	Consent of KPMG LLP, Independent Registered Public Accounting Firm

23.2	**	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

31.1	**	Certification of Chief Executive Officer as required by Rule 13a – 14(a) of the Securities Exchange Act of 1934

31.2	**	Certification of Chief Financial Officer as required by Rule 13a – 14(a) of the Securities Exchange Act of 1934

32.1	***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Definition Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

*	Previously filed

**	Filed herewith

***	Furnished herewith

+	Identifies management contracts and compensatory plans and arrangements